Form 10-K
period 2012-12-31
BOISE CASCADE Co
filed 2013-03-07
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street
Suite 300
Boise, Idaho 83702-5389
(Address of principal executive offices) (Zip Code)

(208) 384-6161
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                            Accelerated filer ☐

Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The registrant did not have a class of registered equity securities outstanding on June 29, 2012.  All of its equity securities were held by Boise Cascade Holdings, L.L.C., the registrant's sole member as of June 29, 2012.

There were 43,229,412 shares of the registrant's $0.01 par value common stock outstanding on March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

Cautionary Statement Concerning Forward-Looking Statements

Certain statements made in this Form 10-K contain forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals, and objectives.

Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

The following factors, among others, could cause our actual results, performance, or achievements to differ from those set forth in the forward-looking statements:

•	The commodity nature of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity, and light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, relative currency values, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	The highly competitive nature of our industry;

•	Availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	The impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	The difficulty in offsetting fixed costs related to our recent capital investments if the housing market does not recover;

•	Material disruptions at our manufacturing facilities;

•	The financial condition and creditworthiness of our customers;

•	Concentration of our sales among a relatively small group of customers;

•
Our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	Impairment of our long-lived assets;

•	The need to successfully implement succession plans for certain members of our senior management team;

•	Our reliance on Boise Inc. for many of our administrative services;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Increased costs as a public company; and

•	Fluctuations in the market for our equity.

Certain of these and other factors are discussed in more detail in "Item 1A. Risk Factors" of this Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements.

PART I

ITEM 1.    BUSINESS

     Boise Cascade Company is a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-K, the terms "Boise Cascade" "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Prior to the initial public offering of shares of common stock of Boise Cascade Company, discussed in Note 13, Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K, Boise Cascade was 100% owned by Boise Cascade Holdings, L.L.C. (BC Holdings). Boise Cascade Company is a large, vertically-integrated building materials distributor and wood products manufacturer with widespread operations throughout the United States and Canada. We believe we are one of the largest stocking wholesale distributors of building products in the United States. We are also the second largest manufacturer of laminated veneer lumber (LVL), I-joists, and plywood in North America, according to Resource Information Systems Inc.'s (RISI) Capacity Report. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. We believe our large, vertically-integrated operations provide us with significant advantages over less integrated competitors and position us to optimally serve our customers.

Our Industry

              The building products manufacturing and distribution industry in North America is highly competitive, with a number of producers manufacturing and selling a broad range of products. Demand for our products is principally influenced by new residential construction, light commercial construction, and repair-and-remodeling activity in the United States. Drivers of new residential construction, light commercial construction, and repair-and-remodeling activity include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth, migration, interest rates, employment, and consumer sentiment. Purchasing decisions made by the customers who buy our wood products are generally based on price, quality, and particularly with respect to engineered wood products (EWP), customer service and product support.

Segments

We operate our business using three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. We present information pertaining to our segments and the geographic areas in which we operate in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The business discussion that follows focuses on the businesses retained after the sale of our Paper and Packaging & Newsprint assets in February 2008. We have chosen not to provide the five-year data for the segments sold, as these segments are not part of the business we manage today.

Building Materials Distribution

Products

We sell a broad line of building materials, including EWP, oriented strand board (OSB), plywood, lumber and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP, we purchase most of these building materials from a vendor base of more than 1,000 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Louisiana-Pacific, and Georgia-Pacific, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair and remodeling of existing housing, and the construction of light industrial and commercial buildings.

The following table sets forth segment sales; segment income (loss); depreciation and amortization; and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2012	2011 (a)	2010 (a)	2009	2008
	(millions)
Segment sales (b)	$2,190.2	$1,779.4	$1,778.0	$1,609.8	$2,109.4

Segment income (c)	$24.0	$2.0	$11.6	$8.0	$19.5
Segment depreciation and amortization	8.8	8.4	7.5	7.6	7.7
Segment EBITDA (d)	$32.9	$10.4	$19.1	$15.5	$27.2
_______________________________________

(a)
In 2011, segment income and EBITDA included $1.2 million of noncash asset write-downs. In 2010, segment income and EBITDA included $4.1 million of income for cash received from a litigation settlement related to vendor product pricing.

(b)	Segment sales are calculated before intersegment eliminations.

(c)	Segment income excludes Corporate and Other segment expenses.

(d)
Segment EBITDA is calculated as segment income (loss) before depreciation and amortization, excluding Corporate and Other segment expenses. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Building Materials Distribution segment operates a nationwide network of 31 building materials distribution facilities throughout the United States. We also operate a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. During 2011, we completed facility expansions of our operations in Delanco, New Jersey, and Detroit, Michigan. In early 2012, we also completed facility expansions in Dallas, Texas, and Greenland, New Hampshire.
Sales, Marketing, and Distribution

We market our building materials primarily to retail lumberyards and home improvement centers that then sell the products to end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. We also market our products to industrial converters, which use our products to assemble windows, doors, agricultural bins, and other value-added products used in industrial and repair-and-remodel applications. We believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price and term arrangements and offer excellent customer service on top brands in the building materials industry. We also have expertise in special-order sourcing and merchandising support, which is a key service for our home improvement center customers that choose not to stock certain items in inventory.
Each of our distribution centers implements its own distribution and logistics model using centralized information systems. We use internal and external trucking resources to deliver materials on a regularly scheduled basis. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital, which we believe has led to increased market share during the housing downturn.
We have a large, decentralized sales force to support our suppliers and customers. Our sales force and product managers have local product knowledge and decision-making authority, which we believe enables them to optimize stocking, pricing, and product assortment decisions. Our sales force has access to centralized IT systems, an extensive vendor base, and corporate-level working capital support, which we believe complements our localized sales model. Our sales force is compensated, in part, based on branch-level performance.
We regularly evaluate opportunities to introduce new products. Broadening our product offering helps us serve as a one‑stop resource for building materials, which we believe improves our customers' purchasing and operating efficiencies. The introduction of new products is primarily driven by customer demand or product extensions originating from our vendors. We believe our long-standing customer relationships allow us to respond to customer feedback and introduce new products more rapidly. Broadening our product offering also helps us drive additional products through our distribution system, thereby increasing our scale and efficiency.
Segment Strategy

Grow Market Share in Our Building Materials Distribution Segment

We intend to grow our Building Materials Distribution business in existing markets by adding products and services to better serve our customers. We also plan to opportunistically expand our Building Materials Distribution business into nearby geographies that we currently serve using off-site storage arrangements or longer truck routes. Sales in our Building Materials Distribution segment are strongly correlated with new residential construction in the United States. Measured on a sales-per-housing-start basis, our Building Materials Distribution business has grown significantly from 2005 to 2012, with penetration increasing from $1,476 to $2,808, or approximately 90%, per U.S. housing start. We will continue to grow our Building Materials Distribution business by opportunistically acquiring facilities, adding new products, opening new locations, relocating and expanding capacity at existing facilities, and capturing local market share through our superior supply chain capabilities and customer service.

Further Differentiate Our Products and Services to Capture Market Share

We seek to continue to differentiate ourselves from our competitors by providing a broad line of high-quality products and superior customer service. Throughout the housing downturn, we believe we have grown market share by strengthening relationships with our customers by stocking sufficient inventory and retaining our primary sales team. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. Our national distribution platform, coupled with the manufacturing capabilities of our Wood Products segment, differentiates us from most of our competitors and is critical to servicing retail lumberyards, home improvement centers, and industrial converters locally, regionally, and nationally. Additionally, this system allows us to procure product more efficiently and to develop and maintain stronger relationships with our vendors. Because of these relationships and our national presence, many of our vendors have offered us favorable pricing and provide us with enhanced product introductions and ongoing marketing support.
Wood Products

Products

We manufacture and sell EWP, consisting of LVL, I-joists, and laminated beams, which are high-grade, value-added structural products used in applications where extra strength and consistent quality is required, such as headers and beams. LVL is also used in the manufacture of engineered I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce plywood, studs, particleboard, and ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors.
In 2012, EWP, plywood, and lumber accounted for 34%, 45%, and 9%, respectively, of our Wood Products sales. Most of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards and industrial converters. In 2012, approximately 38% of our Wood Products sales, including approximately 73% of our EWP sales, were to our Building Materials Distribution segment.
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2012	2011	2010	2009	2008
	(millions)
Capacity (a)
Laminated veneer lumber (LVL) (cubic feet) (b)	27.5	27.5	27.5	27.5	27.5
Plywood (sq. ft.) (3/8" basis) (c)	1,630	1,500	1,475	1,430	1,600
Lumber (board feet) (d)	235	200	180	180	230
Production
Laminated veneer lumber (LVL) (cubic feet) (b)	14.2	10.7	10.0	7.9	11.2
I‑joists (equivalent lineal feet) (b)	149	112	105	81	109
Plywood (sq. ft.) (3/8" basis) (c)	1,482	1,240	1,183	1,066	1,351
Lumber (board feet) (d)	196	152	149	141	189
_______________________________________

(a)	Annual capacity is production assuming normal operating shift configurations. Accordingly, production can exceed capacity under some operating conditions.

(b)	A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(c)	Approximately 15%, 12%, 11%, 10%, and 13%, respectively, of the plywood we produced in 2012, 2011, 2010, 2009, and 2008 was utilized internally to produce EWP.

In response to the housing downturn, in March 2009, we closed our plywood manufacturing facility in White City, Oregon, and curtailed our Oakdale, Louisiana, plywood operation. The Oakdale, Louisiana, mill resumed plywood operations in June 2010.

(d)
In June 2009, we closed our lumber facility in La Grande, Oregon. This facility was reopened on a limited operating basis in April 2011. In June 2009, we purchased a lumber manufacturing facility in Pilot Rock, Oregon. In February 2012, we purchased a lumber facility in Arden, Washington.

The following table sets forth segment sales, segment income (loss), depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2012	2011 (a)	2010 (b)	2009 (c)	2008 (d)
	(millions)
Segment sales (e)	$943.3	$712.5	$687.4	$550.8	$795.9

Segment income (loss) (f)	$55.8	$(15.1)	$(8.1)	$(77.3)	$(55.1)
Segment depreciation and amortization	24.4	28.4	27.1	33.0	27.7
Segment EBITDA (g)	$80.2	$13.3	$19.0	$(44.3)	$(27.4)
_______________________________________

(a)
In 2011, segment loss included $2.6 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho, and noncash asset write-downs, of which $2.2 million reduced EBITDA and $0.4 million was accelerated depreciation recorded in "Depreciation and amortization."

(b)	In 2010, segment loss and EBITDA included $0.5 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)
In 2009, segment loss included $8.9 million of expense related to the June 2009 closure of our lumber manufacturing facility in La Grande, Oregon, of which $3.7 million was included in EBITDA and $5.2 million was accelerated depreciation recorded in "Depreciation and amortization."

(d)
In 2008, segment loss included $11.3 million of expenses related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon, offset partially by a $5.7 million net gain related to the sale of our wholly owned subsidiary in Brazil that manufactured veneer.

(e)	Segment sales are calculated before intersegment eliminations.

(f)	Segment income (loss) excludes Corporate and Other segment expenses.

(g)
Segment EBITDA is calculated as segment income (loss) before depreciation and amortization, excluding Corporate and Other segment expenses. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Wood Products segment currently operates four EWP facilities and seven plywood and veneer plants, five of which manufacture inputs used in our EWP facilities. Our EWP facilities have a high degree of raw material and manufacturing integration with our plywood and veneer facilities. We also operate five sawmills, including the Arden, Washington, facility purchased in February 2012, and one particleboard plant. During 2011, we closed our laminated beam manufacturing plant in Emmett, Idaho and purchased a laminated beam and decking manufacturing plant in Homedale, Idaho, that provides us a broader product mix and a larger, more efficient operation.

Raw Materials and Input Costs

Wood fiber. The primary raw material in our Wood Products segment is wood fiber. For the year ended December 31, 2012, wood fiber accounted for 43% of materials, labor and other operating expenses, including from related parties (excluding depreciation), in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods and pine logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use parallel-laminated veneer panels produced by our facilities and veneers produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets. We have long-term market-based contracts for a significant portion of our fiber needs.
Timber comprises nearly 80% of our wood fiber costs, and we satisfy our timber requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public timber auctions. In February 2005, one of our affiliates sold its timberland operations to Forest Capital, an unaffiliated third party. In connection with this sale, we entered into a series of fiber supply agreements with Forest Capital. These fiber supply agreements required Forest Capital to sell a specified amount of timber to us at prices generally related to market prices. In 2012, approximately 33% of our timber was supplied pursuant to these agreements. In July 2011, Forest Capital sold approximately 50,000 acres of the timberlands in Louisiana to Rayonier Louisiana Timberlands, LLC, a timberland real estate investment trust (Rayonier). In July 2012, Forest Capital sold the remaining legacy timberlands in Louisiana, Washington, Oregon, Minnesota, and Idaho to a group of purchasers whose investments in the timberlands are managed by Hancock Natural Resource Group, Inc. (Hancock). In July 2012, Hancock resold approximately 110,000 acres of the Louisiana timberlands to a group of purchasers whose investments in the timberlands are managed by The Molpus Woodlands Group LLC (Molpus). The purchasers of the timberlands (other than Molpus and Rayonier) assumed Forest Capital's obligations under the 2005 wood supply agreements. The Molpus entities and Rayonier each entered into a new master harvest rights agreement on substantially the same terms. As a result of Forest Capital's sale of the timberlands to various purchasers, our sources of timber are more diversified.
All of the supply agreements require us to purchase (and the suppliers to sell) a minimum specified volume of timber per year at prices that are reset quarterly based on agreed-upon market data. Prior to the beginning of each contract year, we provide each supplier with a harvest plan. To the extent the volumes specified in the harvest plan exceed the specified minimum volume, the parties have agreed to negotiate in good faith with respect to the purchase of the additional timber. If agreement is not reached, then the parties have agreed to a public auction process designed to provide us with equal opportunity to purchase such additional quantities. The agreements generally also provide us with rights to reduce the specified minimum volumes in the event we close a mill or permanently cease operation of any portion of a mill. All of the supply agreements terminate on December 31, 2014, subject to additional one-year extensions unless notice is provided to the other party at least six months prior to expiration of the applicable agreement. The agreements generally restrict the ability of the owner of the timberlands to transfer any interest in the timberlands during the terms of the applicable supply agreement without our consent.
We also bid in auctions conducted by federal, state, and local authorities for the purchase of timber, generally at fixed prices, under contracts with a term of generally one to three years. In 2012, approximately 21% of our timber was supplied under government contracts. The remainder of our log supply in 2012 was supplied through private purchases directly from timber owners or through dealers.
Under most of our timber and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our timber and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber and fiber availability, and the status of environmental appeals. For a discussion of contractual commitments relating to fiber supply agreements, see "Contractual Obligations" in "Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
The cost of timber is strongly correlated with product prices for building materials, with the increase in product prices driving increases in timber costs. Because wood fiber is a commodity, prices have been cyclical historically in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of timber.
Foreign demand for timber exports, particularly from China, increased timber costs in the western U.S. in 2010 and 2011 and negatively affected wood products manufacturers in the region. In 2012, China's demand for timber exports from the western U.S. declined significantly from 2011 levels. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers.
Our aggregate cost of obtaining timber is also affected by fuel costs and the distance of the fiber source from our facilities, as we are often required to transport the timber we purchase from the source to our facilities.
Other raw materials and energy costs. We use a significant quantity of various resins and glues in our manufacturing processes. Resin and glue product costs are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase resins and glues, other raw materials and energy used to manufacture our products in both the open market and through supply contracts. The contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts have terms of various lengths and typically contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open‑market purchases, in many cases, they may not alleviate fluctuations in market prices.

Sales, Marketing, and Distribution

Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force spends a significant amount of time working with end customers who purchase our EWP. Our sales force provides a variety of technical support services, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems. Sales of plywood, lumber, and particleboard are managed centrally by product. The majority of our wood products are sold to distributors, including our Building Materials Distribution segment and other distributors.

The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2012	2011	2010	2009	2008
	(millions)
Laminated veneer lumber (LVL) (cubic feet)	9.1	7.1	6.6	5.6	7.6
I-joists (equivalent lineal feet)	145	110	106	87	117
Plywood (sq. ft.) (3/8" basis)	1,356	1,106	1,088	992	1,228
Lumber (board feet)	188	153	149	146	191

Segment Strategy

Grow Our Wood Products Segment Operations With a Focus on Expanding Our Market Position in EWP
We will continue to expand our market position in EWP by focusing on our large-scale manufacturing position, comprehensive customer service, design support capabilities and efficient distribution network. We have positioned ourselves to take advantage of expected increases in the demand for EWP per housing start by expanding our capacity through capital investments in low-cost, internal veneer manufacturing. We have also developed strategic relationships with third-party veneer suppliers to support additional EWP production as needed. Additionally, we intend to grow our Wood Products business through strategic acquisitions that are a compelling fit with our existing operations.
Continue to Improve Our Competitiveness Through Operational Excellence
We use a disciplined cost management approach to maximize our competitiveness without sacrificing our ability to react to future growth opportunities. Additionally, we have made capital investments and process improvements in certain facilities, which have enabled us to close or divest five manufacturing facilities during the housing downturn without any adverse impact on our production capacity. These capital investments and process improvements have decreased our production costs and allowed us to produce lower-cost, higher-quality veneers. Beginning in 2009, we adopted a data-driven process improvement program to further strengthen our manufacturing operations. Because of the significant gains we continue to see from this program, we believe there are opportunities to apply similar techniques and methods to different functional areas (including sales and marketing) to realize efficiencies in those areas.

Corporate and Other

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. Since the sale of our Paper and Packaging & Newsprint assets in 2008, we have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 3, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information. Prior to the sale of our Paper and Packaging & Newsprint assets, this segment also included certain rail and truck transportation businesses and related assets.

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2012, our top ten customers represented approximately 29% of our sales, with one customer, Home Depot, accounting for approximately 11% during this period. At December 31, 2012, receivables from Home Depot accounted for approximately 14% of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments. No other customer accounted for 10% or more of total sales for the year ended December 31, 2012.
Building Materials Distribution. A majority of our sales in this segment were to retail lumberyards and home improvement centers that then sell products to end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. We also market our products to industrial converters. We believe our broad product line provides our customers with an efficient, one-stop resource for their building materials needs.

Wood Products. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 38% of our Wood Products segment's overall sales, including approximately 73% of its EWP sales, for 2012. Our third-party customers in this segment include wholesalers, home improvement centers, and industrial converters primarily in North America.
Competition

The competitive environment in the U.S. continues to be challenging as new residential and light commercial construction activity and repair-and-remodel spending remain substantially below average historical levels. Industry capacity in a number of product markets, including those in which we compete, far exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we operate. Those factors include price, service, quality, product selection, and convenience of location.
Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement.
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our national wholesale distribution competitors include BlueLinx Holdings Inc. and Weyerhaeuser Company. Cedar Creek Inc. is one of our regional competitors in the southeastern United States. We also compete with wholesale brokers, such as Forest City Trading Group, and certain buying cooperatives, such as Lumbermens Merchandising Corporation. We compete on the basis of delivered cost, product selection and availability, quality of service and compatibility with customers' needs. We also distribute products for some manufacturers that engage in direct sales. In recent years, there has been consolidation among retail lumberyards and home improvement centers. As the customer base consolidates, this dynamic could affect our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. We compete against several major North American EWP producers, such as Weyerhaeuser Company and Louisiana-Pacific Corporation, as well as several other smaller, regional firms. Our EWP products also face competition from numerous dimension lumber producers, because EWP may be substituted by dimension lumber in many building applications. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, and several smaller producers. We have leading market positions in the manufacture of EWP, plywood, and ponderosa pine lumber. We hold much smaller market positions in our other manufactured products. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, and particularly with respect to EWP, levels of customer service. Most of our competitors are located in the United States and Canada, although we also compete with manufacturers in other countries. Our competition includes not only manufacturers and distributors of similar building products but also manufacturers and distributors of products made from alternative materials, such as steel and plastic. Some of our competitors enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it more difficult for our products to gain additional market share. Some of our competitors in this segment are also vertically integrated and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.
Environmental

Our discussion of general and industry-specific environmental laws and regulations is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented in "Investment Activities" under "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. For further information, see "Seasonal and Inflationary Influences" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Employees

As of February 17, 2013, we had approximately 4,620 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of February 17, 2013, we had ten collective bargaining agreements. Two agreements, covering 355 employees at our facility in Florien, Louisiana, and 287 employees at our facility in Oakdale, Louisiana, are set to expire on July 15, 2013. We expect these two agreements to be bargained together. If these agreements are not renewed or extended upon their expiration, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Trademarks

We maintain many trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks include BOISE CASCADE® and the TREE-IN-A-CIRCLE® logo, which we believe to be of significant importance to our business.

Identification of Executive Officers

Information with respect to our executive officers is set forth in "Item 10. Directors, Executive Officers, and Corporate Governance" of this Form 10-K.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

Many of the products we manufacture or purchase and resell are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive. The depressed state of the housing, construction, and home improvement markets could continue to adversely affect demand and pricing for our products.
Many of the building products we produce or distribute, including OSB, plywood, lumber and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices could be volatile in response to operating rates and inventory levels in various distribution channels. Commodity price volatility affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability and possible net losses.
Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction activity remained substantially below average historical levels during 2012, and so did demand for many of the products we manufacture and distribute. There is significant uncertainty regarding the timing and extent of any recovery in such construction activity and resulting product demand levels. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.
Wood products industry supply is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of wood products supply and demand in the United States is also heavily influenced by imported products, principally from Canada.
We have very limited control of the foregoing, and as a result, our profitability and cash flow may fluctuate materially in response to changes in the supply and demand balance for our primary products.
Our industry is highly competitive. If we are unable to compete effectively, our sales, operating results, and growth strategies could be negatively affected.
The building products distribution industry that our Building Materials Distribution segment competes in is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which to obtain products from suppliers and sell products to customers. If our financial condition deteriorates in the future, our support from suppliers may be negatively affected.
The markets for the products we manufacture in our Wood Products segment are also highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. We also compete less directly with firms that manufacture substitutes for wood building products. Certain mills operated by our competitors may be lower-cost manufacturers than the mills operated by us.
Some of our competitors are larger companies and, therefore, have access to greater financial and other resources than we do. These resources may afford those competitors greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can.
Our manufacturing businesses may have difficulty obtaining wood fiber at favorable prices or at all.
Wood fiber is our principal raw material, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses, including from related parties (excluding depreciation), for our Wood Products segment in 2012. Wood fiber is a commodity, and prices have been cyclical historically in response to changes in domestic and foreign demand and supply. Foreign demand for timber exports, particularly from China, increased timber costs in the western U.S. in 2010 and 2011 and negatively affected wood products manufacturers in the region. In 2012, China's demand for timber exports from the western U.S. declined significantly from 2011 levels. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities.
We currently enjoy the benefit of supply agreements put in place in 2005 following the sale of our timberlands (or successor arrangements), under which we purchase timber at market‑based prices. For 2012, approximately 33% of our timber was supplied pursuant to agreements assumed by (or replacement master supply agreements with) Hancock, Molpus, and Rayonier. The supply agreements with these parties terminate on December 31, 2014, subject to additional one-year extensions unless notice is provided to the other party at least six months prior to expiration of the applicable agreement. If a counterparty to these agreements elects not to continue these agreements or we are unable to renegotiate these agreements on terms that are acceptable to us, we would need to locate a replacement supplier for our timber requirements, which could include private purchases with other suppliers, open-market purchases, and purchases from governmental sources. If we are unable to locate a replacement supplier in a particular region to satisfy our timber needs at satisfactory prices, it could have an adverse effect on our results of operations.
In 2012, we purchased approximately 21% of our timber from federal, state, and local governments. In certain regions in which we operate, a substantial portion of our timber is purchased from governmental authorities. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect timber and fiber supply from both government and private lands. Availability of harvested timber and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices.
Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product manufacturers. Future development of wood cellulose biofuel or other new sources of wood fiber demand could interfere with our ability to source wood fiber or lead to significantly higher costs.
Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.
Our earnings may be negatively affected by the amount of income or expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. At December 31, 2012, the net underfunded status of our defined benefit pension plans was $192.5 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Our recent significant capital investments have increased fixed costs, which could negatively affect our profitability.
In the past three years, we have completed a number of capital investments, including significantly increasing our outdoor storage acreage and leasing additional warehouse space. In the future, we expect to make further capital investments, primarily related to internal veneer production. These significant capital investments have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not recover and revenues do not improve to offset our incremental fixed costs.
A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, including the demand from our Building Materials Distribution business, reduce our sales, and/or negatively affect our financial results.
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•	Equipment failure, particularly a press at one of our major EWP production facilities;

•	Fires, floods, earthquakes, hurricanes or other catastrophes;

•	Unscheduled maintenance outages;

•	Utility and transportation infrastructure disruptions;

•	Labor difficulties;

•	Other operational problems; or

•	Ecoterrorism or threats of ecoterrorism.
Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements would be impaired, resulting in lower sales and net income.
Because approximately 38% of our Wood Products sales in 2012, including approximately 73% of our EWP sales, were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively impact our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our Building Materials Distribution segment may adversely affect our results of operations, cash flows, and financial position.
Adverse conditions may increase the credit risk from our customers.
Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are heavily exposed to the effects of downturns in the housing market. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers, which could impair our ability to fully collect receivables from such customers and negatively affect our operating results, cash flow, and liquidity.
A significant portion of our sales are concentrated with a relatively small number of customers.
For the year ended December 31, 2012, our top ten customers represented approximately 29% of our sales, with one customer accounting for approximately 11% of sales. At December 31, 2012, receivables from such customer accounted for approximately 14% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.
Our ability to service our indebtedness or to fund our other liquidity needs is subject to various risks.
Our ability to make scheduled payments on our indebtedness and fund other liquidity needs depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. Over the last several years, housing starts remained below historical levels. This reduced level of building was caused, in part, by an increase in the inventory of homes for sale, a more restrictive mortgage market, and a slowed economy. There can be no assurance as to when or if the housing market will rebound to historical levels. We have experienced significant losses from operations and used significant cash for operating activities in recent periods.
We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure, or liquidate some or all of our assets.
We are subject to environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.
Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Enactment of new environmental laws or regulations, including those aimed at addressing greenhouse gas emissions, or changes in existing laws or regulations might require significant expenditures or restrict operations.
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the Environmental Protection Agency (EPA) finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment will be subject to one or more of these regulations and must be in compliance with the applicable rules by early 2016. We are currently undertaking a complete review of the revised rules to assess how they will affect our operations. Even with the revised rules finalized, considerable uncertainty still exists, as there will likely be legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, including the capital and operating costs required to comply. At this time, we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.
As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We could be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.
We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures to the extent we are not indemnified by third parties. For example, in connection with the completion of our acquisition of the forest products and paper assets of OfficeMax in 2004 (Forest Products Acquisition), OfficeMax is generally obligated to indemnify us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. In addition, in connection with the sale of our Paper and Packaging & Newsprint assets in 2008, Boise Inc. and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them, and we believe we are entitled to indemnification by them from third-party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third-party claims arising out of any such failure. For additional information on how environmental regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Labor disruptions or increased labor costs could adversely affect our business.
As of February 17, 2013, we had approximately 4,620 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of February 17, 2013, we had ten collective bargaining agreements. Two agreements, covering 355 employees at our facility in Florien, Louisiana, and 287 employees at our facility in Oakdale, Louisiana, are set to expire on July 15, 2013. We expect these two agreements to be bargained together. If these agreements are not renewed or extended upon their expiration, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.
If our long-lived assets become impaired, we may be required to record noncash impairment charges that could have a material impact on our results of operations.
We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Should the markets for our products deteriorate further or should we decide to invest capital differently than as expected, or should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the future with respect to the investments we have completed and expect to complete, which could have a material impact on our results of operations.
The terms of our revolving credit facility and the indenture governing our senior notes restrict, and covenants contained in agreements governing indebtedness in the future may restrict, our ability to operate our business and to pursue our business strategies.
Our revolving credit facility and the indenture governing our senior notes contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. Our revolving credit facility and the indenture governing our senior notes limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	Incur additional debt;

•	Declare or pay dividends, redeem stock, or make other distributions to stockholders;

•	Make investments;

•	Create liens or use assets as security in other transactions;

•	Merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•	Enter into transactions with affiliates;

•	Sell or transfer certain assets; and

•	Make prepayments on our senior notes and subordinated indebtedness.
In addition, our revolving credit facility provides that if an event of default occurs or excess availability under our revolving credit facility drops below a threshold amount equal to the greater of 12.5% of the aggregate commitments under our revolving credit facility or $31.25 million (and until such time as excess availability for two consecutive fiscal months exceeds that threshold amount and no event of default has occurred and is continuing), we will be required to maintain a monthly minimum fixed coverage charge ratio of 1.0:1.0, determined on a trailing twelve-month basis.
Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
We may be unable to attract and retain key management and other key employees.
Our key managers are important to our success and may be difficult to replace because they have an average of 30 years of experience in forest products manufacturing and building materials distribution. While our senior management team has considerable experience, certain members of our management team are nearing or have reached normal retirement age. The failure to successfully implement succession plans could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.
As a result of the sale of our Paper and Packaging & Newsprint assets, we now rely on Boise Inc. for many of our administrative services.

In conjunction with the sale of our Paper and Packaging & Newsprint assets in 2008, we entered into an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. Most of the Boise Inc. staff that provides these services are providing the same services they provided when they were our employees. Nevertheless, we cannot be assured that these employees will remain with Boise Inc. or that there will not be a disruption in the continuity or level of service provided. If Boise Inc. is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, our business and compliance activities and results of operations could be substantially and negatively affected.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:
•Our operating and financial performance and prospects;
•Our quarterly or annual earnings or those of other companies in our industry;

•	The public's reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission (SEC);

•	Changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	The failure of research analysts to cover our common stock;

•	General economic, industry, and market conditions;

•	Strategic actions by us, our customers, or our competitors, such as acquisitions or restructurings;

•	New laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	Changes in accounting standards, policies, guidance, interpretations, or principles;

•	Material litigation or government investigations;

•	Changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	Changes in key personnel;

•	Sales of common stock by us, our principal stockholder, or members of our management team;

•	Termination of lock-up agreements with our management team and principal stockholder;

•	The granting or exercise of employee stock options;

•	Volume of trading in our common stock; and

•	The impact of the facts described elsewhere in "Item 1A. Risk Factors" of this Form 10-K.
In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies.

Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

The requirements of being a public company will increase certain of our costs and require significant management focus.

As a public company, our legal, accounting, and other expenses associated with compliance-related and other activities will increase. For example, we have created new board committees and appointed six independent directors to comply with the corporate governance requirements of the New York Stock Exchange (NYSE). Costs to obtain director and officer liability insurance will contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

We are exempt from certain corporate governance requirements since we are a "controlled company" within the meaning of the NYSE rules, and as a result, you will not have the protections afforded by these corporate governance requirements.

Boise Cascade Holdings, L.L.C. (BC Holdings) holds a majority of our common stock. Madison Dearborn Partners, L.L.C. (Madison Dearborn), through one of its investment funds, is BC Holdings' principal equityholder. We are considered a "controlled company" for the purposes of the NYSE listing requirements. Under these rules, a company of which more than 50% of the voting power is held by a group is a "controlled company" and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that our board of directors, our Compensation Committee, and our Corporate Governance and Nominating Committee meet the standard of independence established by those corporate governance requirements. The NYSE independence standards are intended to ensure that directors who meet the independence standard are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE's corporate governance requirements.

Our majority stockholder has the ability to control significant corporate activities, and our majority stockholder's interests may not coincide with yours.

BC Holdings beneficially owns approximately 68.7% of our common stock. As a result of its ownership, BC Holdings (and Madison Dearborn as its indirect controlling equityholder), so long as it holds a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision making with respect to our business direction and policies.

Matters over which Madison Dearborn, directly or indirectly, exercises control include:

•Election of directors;

•	Mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•Other acquisitions or dispositions of businesses or assets;

•Incurrence of indebtedness and the issuance of equity securities;

•Repurchase of stock and payment of dividends; and

•	The issuance of shares to management under our newly adopted management incentive plan (2013 Incentive Plan), as described in "Item 11. Executive Compensation" in this Form 10-K.

Even if BC Holdings' ownership of our shares falls below a majority, it may continue to be able to strongly influence or effectively control our decisions. In addition, BC Holdings has a contractual right to designate a number of directors proportionate to its stock ownership.

Conflicts of interest may arise because some of our directors are principals of our largest stockholder.

Messrs. Mencoff, Norton, and Souleles, who are officers or employees of Madison Dearborn, serve on our board of directors. Madison Dearborn is the ultimate principal equityholder of BC Holdings, our majority stockholder. Madison

Dearborn and entities controlled by it may hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin competing with us. As a result of these relationships, when conflicts between the interests of Madison Dearborn, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction, or (3) the transaction is otherwise fair to us. Our certificate of incorporation also provides that any principal, officer, member, manager, and/or employee of Madison Dearborn or any entity that controls is controlled by or under common control with Madison Dearborn (other than Forest Products Holdings, L.L.C. (FPH), an entity controlled by an investment fund managed by Madison Dearborn, BC Holdings, us, or any company that is controlled by us) or any investment funds managed by Madison Dearborn will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

We do not currently intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings to fund our growth. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends. Therefore, you may not receive a return on your investment in our common stock by receiving a payment of dividends.

Boise Cascade Company does not conduct any substantive operations and, as a result, its ability to pay dividends will be dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of Boise Cascade Company are separate and distinct legal entities and have no obligation to make any funds available to Boise Cascade Company.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 1, 2013, there were 43,229,412 shares of our common stock outstanding. Of these, 13,529,412 shares are freely tradable (except for shares, if any, held by our affiliates), and approximately 29,700,000 shares may be sold upon expiration of lock-up agreements on August 4, 2013 (subject to volume limitations). All of our common stock, other than the 13,529,412 shares sold in our initial public offering, is owned by BC Holdings. Sales by BC Holdings of a substantial number of shares could significantly reduce the market price of our common stock. BC Holdings has the right to require us to register the shares of our common stock held by it pursuant to the terms of a registration rights agreement entered into in connection with our initial public offering.

An aggregate of 3,100,000 shares of our common stock are reserved for future issuance under the 2013 Incentive Plan. When issued, the shares will be able to be freely sold in the public market, subject to the lock-up agreements referred to above (subject in some cases to volume limitations). If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Our future operating results may fluctuate significantly, and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

Our revenues and operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods many not be effective predictors of future performance.

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	The commodity nature of our products and their price movements, which are driven largely by capacity utilization rates and industry cycles that affect supply and demand;

•
General economic conditions, including but not limited to housing starts, repair-and-remodel activity and light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, relative currency values, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	The highly competitive nature of our industry;

•	Availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	The impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	Actions of suppliers, customers, and competitors, including merger and acquisition activities, plant closures, and financial failures;

•	The financial condition and creditworthiness of our customers;

•	Concentration of our sales among a relatively small group or customers;

•
Our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	Impairment of our long-lived assets;

•	Attraction and retention of key management and other key employees;

•	Our reliance on Boise Inc. for many of our administrative services;

•	Major equipment failure; and

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire.
Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. The variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits.

Certain provisions of our organizational documents and other contractual provisions may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

•A classified board of directors with three-year staggered terms;

•
The ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•
Stockholder action can only be taken at a special or regular meeting and not by written consent following the time that Madison Dearborn Capital Partners IV, L.P., one of Madison Dearborn's investment funds (MDCP IV), and its affiliates cease to beneficially own a majority of our common stock;

•	Advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	Removal of directors only for cause following the time that MDCP IV and its affiliates cease to beneficially own a majority of our common stock;

•	Allowing only our board of directors to fill vacancies on our board of directors; and

•
Following the time that MDCP IV and its affiliates cease to beneficially own a majority of our common stock, supermajority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

In addition, we have entered into a Director Nomination Agreement with BC Holdings that provides BC Holdings the right to designate nominees for election to our board of directors for so long as BC Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. The Director Nomination Agreement also provides that MDCP IV may cause BC Holdings to assign such right to MDCP IV or to an MDCP IV affiliate so long as MDCP IV and its affiliates are the beneficial owners of 50% or more of BC Holdings' voting equity interests.

We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law (DGCL), an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation's voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we are not subject to any anti-takeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Madison Dearborn, its affiliates (including any investment funds managed by Madison Dearborn), and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the "interested stockholder" definition in our certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations, and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC's rules implementing Section 302 and 404 of the Sarbanes-

Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our fiscal year 2013 Form 10-K. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal control could divert our management's attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until our fiscal year 2014 Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed, or operating. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our business and stock price may suffer as a result of our lack of recent public company operating experience. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

Prior to our initial public offering, we were a privately held company. Our lack of recent public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition, and results of operations may be harmed. In addition, as a new public company, we do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Commission staff.

ITEM 2.    PROPERTIES

Our properties are well‑maintained and are suitable for the operations for which they are used. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

The following is a list of our facilities by segment as of March 1, 2013. We lease office space for our corporate headquarters in Boise, Idaho.

Building Materials Distribution

We lease and own properties in our Building Materials Distribution business. All of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In the next 12 months, the lease for our Vancouver, Washington, facility is scheduled to terminate. We expect to renegotiate this lease on acceptable terms or to find similar property in the same geographic area. Additionally, we intend to exercise our option to renew two land leases eligible for renewal in the same period.

The following table summarizes our 32 Building Materials Distribution facilities as of March 1, 2013:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned/Leased	230,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	87,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	68,000
Atlanta, Georgia	Leased	155,000
Boise, Idaho	Owned/Leased	108,000
Idaho Falls, Idaho	Owned/Leased	69,000
Chicago, Illinois	Leased	122,000
Biddeford/Saco, Maine (a)	Leased	48,000
Baltimore, Maryland	Leased	205,000
Westfield, Massachusetts	Leased	134,000
Detroit, Michigan	Leased	108,000
Minneapolis, Minnesota	Leased	100,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	166,000
Delanco, New Jersey	Owned/Leased	345,000
Albuquerque, New Mexico	Leased	68,000
Greensboro, North Carolina	Owned/Leased	88,000
Marion, Ohio	Leased	95,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Houston, Texas	Leased	150,000
Salt Lake City, Utah	Leased	126,000
Spokane, Washington	Owned/Leased	58,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000
_______________________________________

(a)    Truss manufacturing plant.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of March 1, 2013:

Facility Type	Number of Facilities	Locations
LVL/I-joist/laminated beam plants	4	Louisiana, Oregon, Idaho, and Canada
Plywood and veneer plants	7	Louisiana (2), Oregon (4), and Washington
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

ITEM 3.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices; Record Holders

Since February 6, 2013, our common stock has been trading on the New York Stock Exchange (NYSE) under the symbol BCC. On February 11, 2013, we closed on our initial public offering by issuing 13,529,412 shares of common stock. Prior to our initial public offering, there was no public market for our common stock. We are authorized to issue up to 300,000,000 shares of common stock, par value $0.01 per share. As of March 1, 2013, there were two registered stockholders, one of which was Cede & Co., which is the holder of shares held through the Depository Trust Company.

Dividends

Boise Cascade made $228.3 million in aggregate cash distributions to BC Holdings during the year ended December 31, 2012. Boise Cascade made no cash distributions to BC Holdings during the year ended December 31, 2011. We do not plan to pay a regular dividend on our common stock. The declaration and payment of all future dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual conditions, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, or applicable laws and other factors that our board of directors may deem relevant. See "Asset-Based Revolving Credit Facility'' and ''Debt Refinancing'' under "Debt Structure" under "Liquidity and Capital Resources" in ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of the restrictions in our revolving credit facility and the indenture governing our senior notes, respectively, on our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

In connection with the consummation of our initial public offering, BC Holdings, as our sole member (prior to our conversion from Boise Cascade, L.L.C., into Boise Cascade Company), and our board of directors approved the 2013 Incentive Plan in February 2013. The aggregate number of shares of our common stock which may be issued or used for reference purposes under the 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,100,000 shares. Prior to the approval of the 2013 Incentive Plan, we had no equity securities authorized for issuance under any compensation plan.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities from January 1, 2010 through December 31, 2012.

On February 4, 2013, Boise Cascade, L.L.C., our predecessor and a Delaware limited liability company, converted into Boise Cascade Company in anticipation of our initial public offering. In connection with the conversion, the 1,000 common units of Boise Cascade, L.L.C., held by BC Holdings were automatically exchanged into 29,700,000 shares of our common stock. BC Holdings did not pay any consideration for such shares of common stock.

Use of Proceeds

On February 5, 2013, our registration statement on Form S-1 (File No. 333-184964) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 13,529,412 shares of our common stock, including 1,764,706 additional shares pursuant to the underwriters' option to purchase additional shares, at a public offering price of $21.00 per share for aggregate gross proceeds of approximately $284 million. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC.

As a result of the offering, we received net proceeds of approximately $263 million, after deducting underwriting discounts and commissions of approximately $19 million and offering expenses of approximately $2 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or direct or indirect payments to others.

We used $25 million of the net proceeds from the offering to repay borrowings under our revolving credit facility and intend to use the remainder for general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2012	2011 (a)	2010 (b)	2009 (c)	2008 (d)
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$2,779	$2,248	$2,241	$1,973	$2,977
Net income (loss)	$41	$(46)	$(33)	$(98)	$(63)
Net income (loss) per common share – basic and diluted	$1.40	$(1.56)	$(1.12)	$(3.32)	$(2.12)
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (e)	$97	$9	$22	$(35)	$9
Cash dividends declared per common share	$—	$—	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$55	$182	$265	$287	$276
Working capital, excluding cash and cash equivalents	$237	$235	$194	$196	$223
Total assets	$836	$903	$952	$938	$979
Total long-term debt	$275	$220	$220	$303	$315
_______________________________________

(a)    The following were included in 2011 net loss:

•	$1.7 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho; and

•	$2.0 million of noncash asset write-downs.

(b)	In 2010, net loss includes $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing.

(c)	The following were included in 2009 net loss:

•	$6.0 million gain on the repurchase of $11.9 million of senior subordinated notes; and

•	$8.9 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

(d)    The following were included in 2008 net loss:

•	Operating results of the Paper and Packaging & Newsprint businesses through February 21, 2008;

•	$11.3 million of expense related to closing our veneer operations in St. Helens, Oregon, and our plywood manufacturing facility in White City, Oregon; and

•	$6.3 million of expense related to changes in the fair value of our interest rate swaps, which were terminated in February 2008.

(e)    The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2012	2011	2010	2009	2008
	(millions)
Net income (loss)	$41	$(46)	$(33)	$(98)	$(63)
Change in fair value of interest rate swaps	—	—	—	—	6
Interest expense	22	19	21	23	34
Interest income	—	—	(1)	(1)	(5)
Income tax provision	—	—	—	1	—
Depreciation and amortization	33	37	35	41	36
EBITDA	$97	$9	$22	$(35)	$9

EBITDA is defined as income (loss) before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, change in fair value of interest rate swaps, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for the limitations of EBITDA by relying on our GAAP results. Our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Cautionary Statement Concerning Forward-Looking Statements" and in Item 1A. "Risk Factors." References to "fiscal year" or "fiscal" refer to our fiscal year ending on December 31 in each calendar year.

Overview

Company Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-K, the terms "Boise Cascade" "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Prior to the initial public offering of shares of common stock of Boise Cascade Company, discussed in Note 13, Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K, Boise Cascade was 100% owned by Boise Cascade Holdings, L.L.C. (BC Holdings). Boise Cascade Company is a large, vertically-integrated wood products manufacturer and building materials distributor with 49 facilities (consisting of 18 manufacturing facilities and 31 distribution facilities) located throughout the United States and Canada. We have three reportable segments: (i) Building Materials Distribution, which is a wholesale distributor of building materials (ii) Wood Products, which manufactures and sells engineered wood products (EWP), plywood, studs, particleboard, and ponderosa pine lumber; and (iii) Corporate and Other, which includes corporate support staff services, related assets, and liabilities and foreign exchange gains and losses. For more information, see Note 14, Segment Information, of the Notes to

Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. Our Wood Products and Building Materials Distribution segments are vertically-integrated from wood procurement through distribution. During 2012, approximately 38% of our Wood Products sales, including approximately 73% of our EWP sales, were to our Building Materials Distribution segment.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of the products we manufacture and distribute; (ii) general economic and industry conditions affecting demand; and (iii) availability and affordability of raw materials, including wood fiber, glues, resins and energy. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. As a result, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs, as well as the purchase cost for commodities we distribute. Commodity wood product prices could be volatile in response to operating rates and inventory levels in various distribution channels.

              The following table provides changes in the average composite panel (a composite calculation based on index prices for OSB and plywood) and average composite lumber prices as reflected by Random Lengths for the periods noted below:

	Year Ended December 31
	2012 versus 2011	2011 versus 2010	2010 versus 2009
Increase (decrease) in panel prices	32%	(10)%	25%
Increase (decrease) in lumber prices	19%	(4)%	27%

Periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability. The increase in panel prices during the year ended December 31, 2012, compared with the same period in 2011, particularly in plywood, was the primary driver of our improved total sales and income from operations for the year ended December 31, 2012, which increased $531.0 million and $90.2 million, respectively. For further discussion of the impact of commodity prices on historical periods, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In our Wood Products segment, our plan is to continue to respond to market conditions by actively managing our production facilities to balance supply with demand. In addition, we plan to further expand our market position in EWP. We believe that EWP will continue to gain market share from dimensional lumber products and that margins for EWP over time will be higher and more stable than those for most dimensional lumber products. We are focused on leveraging our manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network to continue to gain market share among home builders, building products retailers, and other distributors.

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. From 2005 to 2011, total housing starts in the United States declined by more than 70% and remained substantially below average historical levels during 2012. The significant drop in new residential construction created challenging conditions for building products distributors and manufacturers, with substantial reductions in manufacturing and distribution capacity occurring since late 2008, as companies adjusted to lower industry demand.

In contrast, housing starts increased substantially in 2012, and as a result, demand for the products we distribute and manufacture has also increased. As of February 2013, the Blue Chip Economic Indicators consensus forecast for 2013 single- and multi-family housing starts in the U.S. was approximately 0.99 million units, compared with actual housing starts of 0.78 million in 2012 and 0.61 million in 2011, as reported by the U.S. Census Bureau. Many economists expect housing starts to continue to increase. We believe that, over the long-term, there is considerable growth potential in the U.S. housing sector.

Unemployment rates in the U.S. improved to 7.8% as of December 31, 2012, from 8.5% as of December 31, 2011. We believe continued employment growth, prospective home buyers' access to financing, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

Demand for new residential construction is also influenced by several other economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, and consumer confidence.

We believe that our product line diversification provides us some protection from declines in new residential construction. Our products are used not only in new residential construction, but also in residential repair and remodeling projects. We believe the overall age of the U.S. housing stock, resales of existing homes, increased focus on making homes more energy efficient, rising home prices, and availability of consumer loans at low interest rates will continue to support long-term growth in repair-and-remodeling expenditures and increased demand through home improvement centers and our other customers that service professional contractors.

Availability and Affordability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses, including from related parties (excluding depreciation), for our Wood Products segment in 2012. Timber comprises nearly 80% of our wood fiber costs, and we satisfy our timber requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public timber auctions. The fiber supply agreements require the timberland owners to sell a specified amount of timber to us at prices generally related to market prices. In 2012, approximately 33% of our timber was supplied pursuant to these agreements. See "Raw Materials and Input Costs" under "Wood Products" in "Item 1. Business" of this Form 10-K for further description of these agreements.

We also bid in auctions conducted by federal, state, and local authorities for the purchase of timber, generally at fixed prices, under contracts with a term of generally one to three years. In 2012, approximately 21% of our timber was supplied under government contracts. The remainder of our log supply in 2012 was supplied through private purchases directly from timber owners or through dealers.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2012 versus 2011	2011 versus 2010	2010 versus 2009
Increase in per-unit log costs	5%	6%	1%

The cost of timber is strongly correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with an increase in product prices driving increases in timber costs. Because wood fiber is a commodity, prices have been cyclical historically in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of timber. We anticipate that wood fiber costs will fluctuate in the future as building material product prices fluctuate. Generally, increases in the cost of timber lag product price increases, as improved manufacturer profitability often leads to increased demand for timber.

    Foreign demand for timber exports, particularly from China, increased timber costs in the western U.S. in 2010 and 2011 and negatively affected wood products manufacturers in the region. In 2012, China's demand for timber exports from the western U.S. declined significantly from 2011 levels. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities. Availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product producers.

Our aggregate cost of obtaining timber is also affected by fuel costs and the distance between our fiber source and our facilities, as we are often required to transport the timber we purchase from the source to our facilities.

We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses, including from related parties (excluding depreciation), for our Wood Products segment in 2012. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

We also purchase OSB, which is used as the vertical web to assemble I-joists, from third parties. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses, including from related parties (excluding depreciation), for our Wood Products segment in 2012.

The following table provides average weekly OSB composite prices as reflected by Random Lengths for the years ended December 31, 2012, December 31, 2011, and December 31, 2010:

	Year Ended December 31
	2012	2011	2010
OSB composite prices	$302	$209	$253

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31
	2012	2011	2010
	(millions)
Sales
Trade	$2,759.3	$2,229.3	$2,215.3
Related parties (a)	19.8	18.8	25.3
	2,779.1	2,248.1	2,240.6

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,343.2	1,952.6	1,947.4
Materials, labor, and other operating expenses from related parties (excluding depreciation) (a)	60.3	40.1	33.6
Depreciation and amortization	33.4	37.0	34.9
Selling and distribution expenses	235.1	205.0	202.5
General and administrative expenses	43.1	37.2	38.5
General and administrative expenses from related party (a)	—	—	1.6
Other (income) expense, net	0.9	3.2	(4.6)
	2,715.9	2,275.1	2,253.8

Income (loss) from operations	$63.1	$(27.0)	$(13.2)

	(percentage of sales)
Sales
Trade	99.3%	99.2%	98.9%
Related parties	0.7	0.8	1.1
	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses, including related parties (excluding depreciation) (a)	86.5%	88.6%	88.4%
Depreciation and amortization	1.2	1.6	1.6
Selling and distribution expenses	8.5	9.1	9.0
General and administrative expenses, including related party (a)	1.6	1.7	1.8
Other (income) expense, net	—	0.1	(0.2)
	97.7%	101.2%	100.6%

Income (loss) from operations	2.3%	(1.2)%	(0.6)%
 ____________________________________

(a)
For more information on our related-party transactions, see Note 4, Transactions With Related Parties, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix, and gross margin information for our Building Materials Distribution segment and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31
	2012	2011	2010
	(millions)
U.S. Housing Starts (a)
Single-family	0.54	0.43	0.47
Multi-family	0.24	0.18	0.12
	0.78	0.61	0.59

Segment Sales
Building Materials Distribution	$2,190.2	$1,779.4	$1,778.0
Wood Products	943.3	712.5	687.4
Intersegment eliminations	(354.4)	(243.7)	(224.8)
	$2,779.1	$2,248.1	$2,240.6

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	49.9%	47.0%	49.5%
General line	36.3%	40.6%	39.2%
Engineered wood products	13.8%	12.4%	11.3%

Gross margin percentage (b)	11.7%	11.7%	11.9%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	9.1	7.1	6.6
I-joists (equivalent lineal feet)	145	110	106
Plywood (sq. ft.) (3/8" basis)	1,356	1,106	1,088
Lumber (board feet)	188	153	149

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$14.80	$15.51	$15.53
I-joists (1,000 equivalent lineal feet)	921	957	937
Plywood (1,000 sq. ft.) (3/8" basis)	295	232	248
Lumber (1,000 board feet)	430	421	424
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses, including from related parties (excluding depreciation)." Materials, labor, and other operating expenses for our Building Materials Distribution segment primarily includes costs of inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2012 Compared With 2011

Sales

For the year ended December 31, 2012, total sales increased $531.0 million, or 24%, to $2,779.1 million from $2,248.1 million during the year ended December 31, 2011, driven primarily by higher plywood sales volumes and prices, which increased 23% and 27%, respectively, as well as higher EWP sales volumes, which increased 30%, in our Wood Products segment, in each case as compared with the same period in the prior year. In addition, the increase in sales was driven by increases in sales volumes and prices of 13% and 9%, respectively, in our Building Materials Distribution segment, as compared with the same period in 2011. Average composite panel and average composite lumber prices for the year ended December 31, 2012, were 32% and 19% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 24% for the year, compared with 2011.

Building Materials Distribution.  During the year ended December 31, 2012, sales increased $410.8 million, or 23%, to $2,190.2 million from $1,779.4 million for the prior year. The increase in sales was driven primarily by improvements in sales volumes and prices of 13% and 9%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 37%, or $81.6 million; commodity sales increased 31%, or $256.6 million; and general line products sales increased 10%, or $72.6 million.

Wood Products.  During the year ended December 31, 2012, sales, including sales to our Building Materials Distribution segment, increased $230.8 million, or 32%, to $943.3 million from $712.5 million in 2011. The increase in sales was due primarily to higher plywood prices and volumes of $84.6 million and $58.0 million, respectively, as well as increased EWP volumes of $63.9 million, with the remaining increases due to increased lumber volumes, offset partially by declines in EWP prices. The increase in sales volumes also drove an increase in shipping and handling revenue of $15.3 million. Plywood sales volumes increased 23%, primarily as a result of increased operating rates and market share gains. LVL and I-joist sales volumes increased 28% and 31%, respectively, due to higher levels of residential construction activity, additional sales to existing customers, and sales from new EWP customers. In addition, lumber sales volumes increased 23%. Plywood prices increased 27%, while LVL and I-joist sales prices declined 5% and 4%, respectively.

Costs and Expenses

Materials, labor, and other operating expenses, including from related parties (excluding depreciation), increased $410.7 million, or 21%, to $2,403.4 million for the year ended December 31, 2012, compared with $1,992.7 million during the prior year. The increase primarily reflects higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. Materials, labor, and other operating expenses as a percentage of sales ("MLO rate") were flat, compared with the prior year in our Building Materials Distribution segment. In addition, higher manufacturing costs, including wood costs, labor, glues and resins, and energy, were driven by higher sales volumes of plywood and EWP in our Wood Products segment, as well as higher per-unit log costs, which increased 5% as compared with the same period in 2011. However, the MLO rate in our Wood Products segment decreased by 600 basis points due to higher sales. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs and other manufacturing costs of 340 and 260 basis points, respectively. Wood fiber costs as a percentage of sales were flat, compared with the prior year.

Depreciation and amortization expenses decreased $3.6 million, or 10%, to $33.4 million for the year ended December 31, 2012, compared with $37.0 million during the prior year. The decrease was due primarily to certain property and equipment becoming fully depreciated during 2011.

Selling and distribution expenses increased $30.1 million, or 15%, to $235.1 million for the year ended December 31, 2012, compared with $205.0 million for the prior year. The increase was due primarily to increased compensation and benefit costs of $20.5 million, including performance-based incentive costs, due to our improved operating results, as well as higher transportation costs of $4.1 million in our Building Materials Distribution segment due to increased sales volumes. The change in transportation costs excludes payroll costs related to shipping and handling, which are included in the change in compensation and benefit costs discussed above.

General and administrative expenses increased $5.9 million, or 16%, to $43.1 million for the year ended December 31, 2012, compared with $37.2 million for the prior year. The increase was due primarily to higher performance-based incentive costs as a result of improved operating results.

Outsourcing Services Agreement. Included in the 2012 and 2011 costs and expenses set forth above are $15.0 million and $14.7 million, respectively, of expenses related to the Outsourcing Services Agreement we have with Boise Inc., under which Boise Inc. provides a number of corporate staff services to us at cost. For more information related to the Outsourcing Services Agreement, see Note 3, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other (income) expense, net, for the year ended December 31, 2012, was $0.9 million of expense. Other (income) expense, net, for the year ended December 31, 2011, was $3.2 million of expense, including $1.3 million related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and $2.0 million in noncash asset write-downs.

Income (Loss) From Operations

Income from operations increased $90.2 million to $63.1 million for the year ended December 31, 2012, compared with a $27.0 million loss for the year ended December 31, 2011. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of labor and manufacturing costs, as discussed above. In addition, during the year ended December 31, 2011, we recorded $3.8 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. These charges are discussed in more detail below.

Building Materials Distribution.  For the year ended December 31, 2012, segment income increased $22.0 million to $24.0 million from $2.0 million for the year ended December 31, 2011. The improvement in segment income was driven primarily by a 13% improvement in sales volumes with gross margin as a percentage of sales flat, compared with the prior year. While total selling and distribution expenses increased 13%, these costs decreased as a percentage of segment sales by 90 basis points, as selling and distribution expenses did not increase at the same rate as sales. In addition, during 2011, we recorded a noncash asset write-down of $1.2 million.

Wood Products.  For the year ended December 31, 2012, segment income improved $70.9 million to $55.8 million of income from a $15.1 million loss for the year ended December 31, 2011. The increase in segment income was driven primarily by higher plywood sales prices as well as lower per-unit manufacturing costs resulting from higher sales volumes of EWP and plywood and productivity improvements. These improvements were offset partially by higher wood fiber costs, an increase in selling and distribution costs, and declines in EWP prices. In addition, during 2011, we recorded charges of $2.6 million related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs.

Other

Foreign Exchange Gain (Loss). For the year ended December 31, 2012, foreign exchange gain (loss) was approximately break-even, compared with a loss of $0.5 million for the prior year. During 2012, the U.S. dollar, compared with the Canadian dollar, was flat.

Interest Expense. Interest expense increased $2.8 million, or 15%, to $21.8 million for the year ended December 31, 2012, compared with $19.0 million for the prior year. Amortization of deferred financing costs increased approximately $1.7 million from the prior year due primarily to the write-off of deferred financing costs associated with our senior subordinated notes that were redeemed in the fourth quarter of 2012. In addition, in conjunction with the issuance of our senior notes on October 22, 2012, we also issued a redemption notice on the remaining senior subordinated notes outstanding, which required us to pay $1.0 million of interest through the redemption date of November 21, 2012.

2011 Compared With 2010

Sales

For the year ended December 31, 2011, total sales increased $7.5 million, or 0.3%, to $2,248.1 million from $2,240.6 million during the year ended December 31, 2010, driven primarily by increases in sales volumes for LVL, I-joists, and plywood of 8%, 5%, and 2%, respectively, as compared with 2010, as well as higher byproduct sales, offset partially by a decrease in plywood prices of 6%, as compared with 2010. U.S. housing starts increased 4% in 2011, compared with the prior year. However, single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, declined 9% for the year, compared with 2010. Commodity product prices in 2011 were much less volatile than commodity product prices in 2010. Average composite lumber and panel prices in 2011 were 4% and 10% lower, respectively, than in 2010, as reflected by Random Lengths composite lumber and panel pricing.

Building Materials Distribution.    For the year ended December 31, 2011, sales increased $1.4 million, or 0.1%, to $1,779.4 million from $1,778.0 million for the year ended December 31, 2010. Compared with 2010, the overall volume of product sold and product sales prices were flat. By product line, sales of EWP increased 10%, or $19.7 million, and general line product sales increased 3%, or $25.5 million, offset by a 5%, or $43.8 million, decline in commodity sales due to lower pricing.

Wood Products.    For the year ended December 31, 2011, sales, including sales to our Building Materials Distribution segment, increased $25.1 million, or 4%, to $712.5 million from $687.4 million in 2010. The increase in sales was due primarily to higher EWP and plywood sales volumes of $12.7 million and $4.6 million, respectively, as well as higher byproduct sales of $11.3 million, offset partially by lower plywood prices of $16.9 million. The increase in sales volumes also drove an increase in shipping and handling revenue of $6.8 million. In 2011, LVL and I-joist sales volumes increased 8% and 5%, respectively, due to the capture of further sales opportunities with customers in the U.S. and Canada and further EWP market penetration. Compared with 2010, I-joist prices increased 2%, while LVL prices were flat. Plywood volumes increased 2% in 2011, while plywood prices decreased 6%, compared with the prior year.

Costs and Expenses

Materials, labor and other operating expenses, including from related parties (excluding depreciation), increased $11.7 million, or 1%, to $1,992.7 million for the year ended December 31, 2011, compared with $1,981.0 million during the prior year. The increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins and energy, as a result of higher sales volumes of EWP and plywood in our Wood Products segment. In addition, the MLO rate increased by 20 basis points. Within wood costs, delivered-log costs were 6% higher in 2011, as compared with 2010, driven by higher log costs in the Pacific Northwest, offset partially by lower costs for OSB in our I-joist production. In our Wood Products segment, the MLO rate increased by 50 basis points. The increase in the Wood Products segment MLO rate was primarily the result of higher wood fiber costs and labor costs of 230 and 40 basis points, respectively, offset partially by a 220-basis-point decrease in other manufacturing costs.

Depreciation and amortization expenses increased $2.1 million, or 6%, to $37.0 million for the year ended December 31, 2011, compared with $34.9 million during the prior year. The increase was due primarily to purchases of property and equipment and accelerated depreciation of $0.4 million on a closed manufacturing plant in our Wood Products segment.

Selling and distribution expenses increased $2.5 million, or 1%, to $205.0 million for the year ended December 31, 2011, compared with $202.5 million for the prior year. The increase was due primarily to higher employee-related expenses of $1.4 million, including costs in our Wood Products segment to support our growing EWP sales in Canada. In addition, in our Building Materials Distribution segment, higher transportation costs of $1.4 million were offset partially by lower other variable expenses. The change in transportation costs excludes payroll costs related to shipping and handling, which are included in the change in compensation and benefit costs discussed above.

General and administrative expenses, including from related party, decreased $2.8 million, or 7%, to $37.2 million for the year ended December 31, 2011, compared with $40.0 million for the prior year. The decrease was due primarily to lower incentive compensation costs.

Outsourcing Services Agreement.  Included in the 2011 and 2010 costs and expenses set forth above are $14.7 million and $14.4 million, respectively, of expenses related to the Outsourcing Services Agreement we have with Boise Inc., under which Boise Inc. provides a number of corporate staff services to us at cost. For more information related to the Outsourcing Services Agreement, see Note 3, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other (income) expense, net, for the year ended December 31, 2011, was $3.2 million of expense, including $1.3 million related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and $2.0 million in noncash asset write-downs. In 2010, other (income) expense included $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing.

Income (Loss) From Operations

Loss from operations increased $13.8 million to a $27.0 million loss for the year ended December 31, 2011, compared with a $13.2 million loss for the year ended December 31, 2010, due primarily to a 20-basis-point decline in gross margins, as further described below, and $3.8 million of charges related to the closure of a laminated beam manufacturing plant in Emmett,

Idaho, and noncash asset write-downs. Also, 2010 benefited from $4.6 million of income from a litigation settlement related to vendor product pricing. These changes are discussed in more detail below.

Building Materials Distribution. Segment income decreased $9.6 million, or 83%, to $2.0 million for the year ended December 31, 2011, from $11.6 million for the year ended December 31, 2010. The decrease in income was driven by a 20-basis-point decline in gross margins resulting from competitive pressures and more stable commodity pricing, allowing for less margin opportunity, a $0.9 million increase in depreciation and amortization expense, and higher transportation costs. In addition, during 2011, we recorded $1.2 million of noncash asset write-downs. During 2010, the segment benefited from $4.1 million of income from a litigation settlement related to vendor product pricing. Excluding the $1.2 million of noncash asset write-downs from the 2011 results and the $4.1 million litigation settlement from the 2010 results, segment income declined $4.3 million.

Wood Products. Segment loss increased $7.0 million, or 86%, to $15.1 million for the year ended December 31, 2011, from $8.1 million for the year ended December 31, 2010. The increase in segment loss was driven primarily by a 6% decrease in plywood prices, offset partially by higher prices and sales volumes in our EWP business, as well as higher byproduct sales. In addition, depreciation and amortization expense and selling and distribution costs increased in 2011, compared with the prior year. During 2011, we also recorded charges of $2.6 million related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and noncash asset write-downs. During 2010, the segment benefited from $0.5 million of income from a litigation settlement related to vendor product pricing. Excluding the $2.6 million of closure costs and noncash asset write-downs from the 2011 results and the $0.5 million litigation settlement from the 2010 results, segment loss increased $3.9 million.

Other

Foreign Exchange Gain (Loss).  For the year ended December 31, 2011, foreign exchange loss was $0.5 million, compared with a gain of $0.4 million for the prior year. The 2011 loss was driven primarily by the strengthening of the U.S. dollar, compared with the Canadian dollar.

Interest Expense.  Interest expense decreased $2.0 million, or 10%, to $19.0 million for the year ended December 31, 2011, compared with $21.0 million for the prior year. We paid down outstanding borrowings on our revolving credit facility in April 2010 and repurchased $8.6 million of our senior subordinated notes in December 2010, which subsequently lowered our interest expense. In addition, interest expense was higher in 2010 due to the write-off of a portion of deferred financing costs associated with the April 2010 paydown and commitment reduction of our prior revolving credit facility.

Taxation

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we filed an entity classification election with the Internal Revenue Service to elect to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. As a result of our conversion to a corporation, we expect to record deferred tax assets, net of deferred tax liabilities, on our consolidated balance sheet, the effect of which will be recorded as an income tax benefit in the Consolidated Statement of Operations. As a limited liability company, we were not subject to entity-level federal or state income taxation. Our income tax provision generally consisted of income taxes payable to state jurisdictions that do not allow for the income tax liability to be passed through to our equityholder as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates, which we expect to result in a statutory tax rate of approximately 38% under current tax law. The prior net operating losses we incurred while treated as a partnership were passed through to BC Holdings with the exception of an immaterial amount associated with some state and foreign tax jurisdictions. As a result, we will not have net operating losses from periods in which we were taxed as a partnership to offset cash taxes on taxable income earned in future periods in which we will be treated as a corporation. To the extent we incur net operating losses in future periods in which we are treated as a corporation for tax purposes, such net operating losses could generally be used to offset cash taxes on future taxable income, subject to applicable tax laws.

Industry Mergers and Acquisitions

On December 13, 2012, International Paper announced that it had reached an agreement to sell its Temple-Inland Building Products division to Georgia-Pacific LLC for $750 million in cash.

 There have been no other major transactions in the North American building products manufacturing and distribution sectors in the past several months.

Acquisitions

In February 2012, we completed the purchase of a sawmill in Arden, Washington, which we believe will improve fiber integration and enhance the product mix capabilities of our Inland Region lumber operations.

Liquidity and Capital Resources

On February 11, 2013, we closed on our initial public offering by issuing 13,529,412 shares of common stock. As a result of this initial public offering, we received proceeds of approximately $263 million, net of underwriting discounts and offering expenses. We used $25.0 million of the net proceeds to repay borrowings under our revolving credit facility, and we intend to use the remainder for general corporate purposes.

We ended 2012 with $54.5 million of cash and cash equivalents and $275.0 million of long-term debt. At December 31, 2012, we had $250.2 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $127.9 million of cash during the year ended December 31, 2012, as cash provided by operations and issuances of long-term debt were more than offset by distributions to BC Holdings, debt payments, capital spending, and acquisitions, as discussed below.

On September 7, 2012, we entered into a first amendment to our revolving credit facility, which increased the aggregate lending commitments under our revolving credit facility from $250.0 million to $300.0 million. On October 12, 2012, we borrowed $50.0 million under our revolving credit facility to partially fund the redemption of $75.0 million of our senior subordinated notes. In addition, on October 22, 2012, we issued $250.0 million aggregate amount of our senior notes to fund the redemption of our remaining senior subordinated notes and for general corporate purposes. We repaid $25.0 million of borrowings under our revolving credit facility on December 20, 2012. See "Financing Activities" below for more information.

At December 31, 2012, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions in 2013.

In recent years, our reported pension benefit obligations have grown significantly, primarily due to the low-interest-rate environment in the U.S. and its impact on the discount rate assumptions used to measure the present value of our pension benefit obligations. Assuming the low-interest-rate environment persists, we expect to have significant pension funding obligations. At December 31, 2012, we used a discount rate assumption of 3.75% to measure the present value of our pension benefit obligations, which resulted in a reported pension benefit obligation of approximately $504.7 million. The fair value of our pension plan assets at December 31, 2012, was approximately $312.2 million, and thus we reported an underfunded status of our defined benefit pension plans of approximately $192.5 million. If our discount rate assumption had declined by an additional 50 basis points to 3.25%, we estimate that our reported pension benefit obligation and underfunded status of our plans would have increased by approximately $37 million at December 31, 2012.

We intend to fund our future pension obligations with cash on hand, cash generated from operations, and external financing. See "Contractual Obligations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for an estimate of future minimum pension funding obligations. Also see "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a further discussion of the assumptions used to measure the present value of our pension benefit obligations.

Sources and Uses of Cash

We generate cash from sales of our products, short-term and long-term borrowings, and equity offerings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to make distributions to equityholders, invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Year Ended December 31
	2012	2011	2010
	(thousands)
Net cash provided by (used for) operations	$80,136	$(42,981)	$10,287
Net cash used for investment	(29,434)	(36,617)	(35,453)
Net cash provided by (used for) financing	(178,650)	(2,548)	2,666

Operating Activities

2012 Compared With 2011

In 2012, our operating activities generated $80.1 million of cash, compared with $43.0 million of cash used for operating activities in 2011. Compared with 2011, the $123.1 million increase in cash provided by operations in 2012 relates primarily to the following:

•
A $70.9 million increase in income in our Wood Products segment and a $22.0 million increase in income in our Building Materials Distribution segment. As discussed under "Operating Results" above, the improvement in results for 2012 was the result of higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of labor and manufacturing costs.

•
A $6.7 million increase in working capital during 2012, compared with a $34.8 million increase in working capital during 2011. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 16% and 11%, comparing sales for the months of December 2012 and 2011 with sales for the months of December 2011 and 2010, respectively. While inventory turns improved in 2012, compared with 2011, inventories increased in 2012 due primarily to an increase in finished goods inventory in each of our segments due to product line expansions and an improvement in demand for our products from higher residential construction activity and market share gains. Accounts payable and accrued liabilities increased in 2012 driven primarily by higher compensation and benefit-related accrued liabilities, as well as higher accounts payable, driven by higher inventories. We accrued more incentive compensation during the year ended December 31, 2012, compared with 2011, resulting from improved results of operations in 2012. We expect to pay out the majority of accrued incentive compensation in the first quarter of 2013.

•	A decrease in cash contributions to our pension plans. During 2012, we used $8.5 million of cash to make pension contributions, compared with $13.6 million during 2011.

2011 Compared With 2010

In 2011, our operating activities used $43.0 million of cash, compared with $10.3 million of cash provided by operating activities in 2010. Compared with 2010, the $53.3 million increase in cash used for operations in 2011 relates primarily to the following:

•
A $9.6 million decrease in income in our Building Materials Distribution segment and a $7.0 million increase in losses in our Wood Products segment. The decline in results for 2011 was the result of a 20-basis-point decline in gross margins and higher transportation costs in our Building Materials Distribution segment. During 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing, of which $4.1 million was recorded in the Building Materials Distribution segment and $0.5 million in the Wood Products segment. Also, in our Wood Products segment, the increased loss was driven by a decrease in plywood selling prices and an increase in selling and distribution costs, offset partially by higher prices and sales volumes in our EWP business as well as higher byproduct sales.

•
A $34.8 million increase in working capital during 2011, compared with a $2.6 million increase in working capital during 2010. Working capital is subject to cyclical operating needs, the timing of the collection of receivables, the payment of payables and expenses, and to a lesser extent, seasonal fluctuations in our operations. The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 11% and 14%, comparing sales for the months of December 2011 and 2010 with sales for the months of December 2010 and 2009, respectively. The increase in inventories in 2011 primarily represents an increase in log and plywood inventory in our Wood Products segment. Accounts payable and accrued liabilities increased in 2011, as higher accounts payable, driven by higher inventories, were mostly offset by lower compensation and benefit-related accrued liabilities. We accrued less incentive compensation during the year ended December 31, 2011, compared with 2010, and the majority of the employee incentive compensation that was accrued in 2010 was paid out in first quarter 2011.

•	An increase in cash contributions to our pension plans. During 2011, we used $13.6 million of cash to make pension contributions, compared with $3.9 million during 2010.

Investment Activities

Net cash used for investing activities was $29.4 million, $36.6 million, and $35.5 million during 2012, 2011, and 2010, respectively.

2012

During the year ended December 31, 2012, we used approximately $27.4 million of cash for purchases of property and equipment, which included expenditures for the rebuild of veneer dryers, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe will improve fiber integration and enhance the product mix capabilities in our Inland Region lumber operations.

Details of 2012 capital investment by segment are included in the table below:

	Year Ended December 31, 2012
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Building Materials Distribution	$1.7	$0.7	$4.7	$7.1
Wood Products	2.4	4.4	15.9	22.7
Corporate and Other	—	—	—	—
	$4.1	$5.1	$20.6	$29.7
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2012, we spent approximately $1.3 million on environmental compliance. We expect to spend approximately $3.5 million in 2013 for this purpose.

We expect capital expenditures in 2013 to total approximately $38 million to $43 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2013 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

2011

During the year ended December 31, 2011, we used approximately $33.5 million of cash for purchases of property and equipment, which included expansions of certain facilities (particularly Dallas, Texas) in our Building Materials Distribution segment. In addition, we spent $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho, and received proceeds of $3.1 million from the sale of assets, including the sale of certain land and timber holdings.

Details of 2011 capital investment by segment are included in the table below:

	Year Ended December 31, 2011
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Building Materials Distribution	$3.9	$0.1	$6.0	$10.0
Wood Products	5.9	6.2	17.2	29.3
Corporate and Other	—	—	—	—
	$9.8	$6.3	$23.2	$39.3
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2011, we spent approximately $2.4 million on environmental compliance.

2010

During 2010, we used approximately $35.8 million of cash for purchases of property and equipment, which included expenditures for a new veneer dryer as well as costs related to other replacement projects and ongoing environmental compliance. During 2010, we received $1.3 million of net proceeds from the sale of property and equipment.

Details of 2010 capital investment by segment are included in the table below:

	Year Ended December 31, 2010
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Building Materials Distribution	$0.9	$—	$12.0	$12.9
Wood Products	0.4	12.3	10.2	22.9
Corporate and Other	—	—	—	—
	$1.3	$12.3	$22.2	$35.8
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2010, we spent approximately $1.7 million on environmental compliance.

Financing Activities

On February 11, 2013, we closed on our initial public offering by issuing 13,529,412 shares of common stock. As a result of this initial public offering, we received proceeds of approximately $263 million, net of underwriting discounts and offering expenses.

During 2012, we repaid our senior subordinated notes with cash on hand, borrowings under our revolving credit facility, and the issuance of senior notes. On October 12, 2012, we borrowed $50.0 million under our revolving credit facility to partially fund the redemption of $75.0 million of our senior subordinated notes. In addition, on October 22, 2012, we issued $250.0 million aggregate amount of our senior notes to fund the redemption of our remaining senior subordinated notes and for general corporate purposes. We repaid $25.0 million of borrowings under our revolving credit facility on December 20, 2012. We also used $5.8 million of cash for financing costs related primarily to our senior notes. In addition, during 2012, we made $228.3 million of distributions to BC Holdings, our equityholder.

During 2011, we used $2.5 million of cash for financing costs related to our revolving credit facility, as discussed below.

During 2010, we received $86.1 million from BC Holdings from its sale of 18.3 million Boise Inc. shares. We repurchased $8.6 million of senior subordinated notes for $8.5 million, plus accrued interest. On April 1, 2010, we borrowed $45.0 million under our revolving credit facility, bringing the total amount outstanding to $120.0 million. On April 30, 2010, we repaid the $120.0 million, and we permanently reduced the lending commitments by a like amount, bringing the total commitments under our revolving credit facility to $170.0 million. This debt reduction, in combination with capital spending, fulfilled our obligations under the indenture governing our senior subordinated notes with respect to net available cash received in connection with the sale of Boise Inc. shares.
Debt Structure

At December 31, 2012 and 2011, our long-term debt was as follows:

	December 31
	2012	2011
	(millions)
Asset-based revolving credit facility	$25.0	$—
6.375% senior notes	250.0	—
7.125% senior subordinated notes	—	219.6
Total long-term debt	$275.0	$219.6

Asset-Based Revolving Credit Facility

On July 13, 2011, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a $250 million senior secured asset-based revolving credit facility (Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as agent, and the banks named therein as lenders. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On September 7, 2012, we entered into a First Amendment to Credit Agreement, which increased the aggregate lending commitments under the Revolving Credit Facility to $300 million. Other key terms of the Credit Agreement were unchanged by the Amendment. On December 20, 2012, we entered into a Limited Consent and Amendment to Loan Documents with the lenders under our revolving credit facility. The consent and amendment provided consent to, among other things, the distributions of $225.0 million in aggregate to BC Holdings made in late December 2012 and our conversion to a corporation effected on February 4, 2013.

The Revolving Credit Facility has a maturity date of July 13, 2016, and is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.375% to 0.50% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at December 31, 2012, was $195.6 million.

The Revolving Credit Facility generally permits dividends only if certain conditions are met, including complying with the minimum Availability requirements and having a fixed-charge coverage ratio of 1:1 on a pro forma basis.

At December 31, 2011, we had no borrowings outstanding under the Revolving Credit Facility. On October 12, 2012, we borrowed $50.0 million under the Revolving Credit Facility to partially fund the redemption of $75.0 million of our senior subordinated notes, as discussed further below. On December 20, 2012, we repaid $25.0 million, resulting in $25.0 million outstanding under the Revolving Credit Facility at December 31, 2012. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $50.0 million, respectively, during the year ended December 31, 2012. At December 31, 2012 and 2011, we had approximately $10.0 million and $11.3 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

Senior Subordinated Notes

In October 2004, Boise Cascade issued $400 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We could redeem all or part of the senior subordinated notes at any time at redemption prices set forth in the indenture governing such notes. Redemption prices reduced to par value in October 2012. Subsequent to the exchange offer, we repurchased a portion of the senior subordinated notes, resulting in $219.6 million of notes outstanding at December 31, 2011. On October 15, 2012, we redeemed $75.0 million of the senior subordinated notes at par value with $25.0 million of cash on hand and $50.0 million borrowed under our Revolving Credit Facility. Net proceeds from our senior notes offering (as discussed below in "Debt Refinancing") were used to redeem $144.6 million of the senior subordinated notes, plus $1.0 million of interest through the related redemption date of November 21, 2012.

Debt Refinancing

On October 22, 2012, Boise Cascade, L.L.C. (as the predecessor to Boise Cascade Company) and its wholly owned subsidiary, Boise Cascade Finance Corporation ("Boise Finance" and together with Boise Cascade, L.L.C., the "Co-issuers"), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. As a result of this refinancing, we extended the maturity of our debt and lowered our interest rate. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility, other than Boise Finance.

Following the sale of our Senior Notes, as noted above, we used a portion of the net proceeds of the sale to repay the senior subordinated notes at par plus interest through the redemption date. The remaining proceeds are available for general corporate purposes.

In connection with the issuance of the Senior Notes, the Co-issuers entered into a registration rights agreement, dated as of October 22, 2012 (Senior Notes Registration Rights Agreement). The Senior Notes Registration Rights Agreement requires us to register under the Securities Act the Senior Notes having substantially identical terms to those of the Senior Notes (Exchange Notes) and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes on or prior to October 21, 2013, or in certain circumstances, to file and keep effective a shelf registration statement for resale of the Senior Notes. If we fail to satisfy these obligations, we will pay additional interest up to 0.25% per annum to holders of the Senior Notes for the first 90-day period immediately following such date and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 1.0% per annum.

The Senior Notes are senior unsecured obligations and rank equally with all of the Co-issuers' and guarantors' existing and future senior indebtedness, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Revolving Credit

Facility to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the Senior Notes.

The terms of the indenture governing the Senior Notes, among other things, limit the ability of the Co-issuers and certain Boise Cascade subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge, or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the Senior Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements), among others: nonpayment of principal or interest; breach of other agreements in the indenture governing the Senior Notes; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Co-issuers, the guarantors, or certain Boise Cascade subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Cash Paid for Interest

For the years ended December 31, 2012, 2011, and 2010, cash payments for interest were $18.1 million, $16.7 million, and $18.6 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2012. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2013	2014-2015	2016-2017	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$25.0	$250.0	$275.0
Interest (b)	16.8	32.9	32.2	47.8	129.7
Operating leases (c)	12.3	22.5	17.6	36.7	89.2
Purchase obligations
Raw materials and finished goods inventory (d)	100.1	116.0	5.6	5.4	227.1
Utilities (e)	8.6	—	—	—	8.6
Other	1.5	0.4	—	—	1.9
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits, including pension funding obligations (f)	17.0	49.0	42.1	105.2	213.3
Other (g)(h)	2.7	3.0	1.8	5.7	13.2
	$159.0	$223.8	$124.3	$450.8	$958.0
_______________________________________

(a)
These borrowings are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)
Amounts represent estimated interest payments on the Senior Notes and outstanding borrowings under the Revolving Credit Facility as of December 31, 2012, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above.

(c)
We enter into operating leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 6, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Amounts represent contracts to purchase approximately $227 million of wood fiber, approximately $50 million of which is purchased pursuant to fixed-price contracts and approximately $177 million of which is purchased pursuant to variable-price contracts. The $177 million is estimated using first quarter 2013 pricing, but the actual prices will depend on future market prices. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. These payment obligations were valued either at market prices as of December 31, 2012, or at a fixed price, in each case in accordance with the terms of the related utility contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Amounts consist primarily of our pension obligation and, to a lesser extent, the current portion of employee-related compensation liabilities of $5.3 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes current liabilities of $2.7 million.

(h)
We have excluded $3.0 million and $1.0 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business.

Off-Balance-Sheet Activities

At December 31, 2012 and 2011, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 9, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodel activities, and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our major costs of production are wood fiber, labor, glue and resins, and energy. Wood fiber costs, glue and resin costs, and diesel fuel prices have been volatile in recent years.

Employees

As of February 17, 2013, we had approximately 4,620 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of February 17, 2013, we had ten collective bargaining agreements. Two agreements, covering 355 employees at our facility in Florien, Louisiana, and 287 employees at our facility in Oakdale,

Louisiana, are set to expire on July 15, 2013. We expect these two agreements to be bargained together. If these agreements are not renewed or extended upon their expiration, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2012, 2011, and 2010, we did not use derivative instruments.

Interest Rate Risk

When we have loan amounts outstanding on our Revolving Credit Facility, we are exposed to interest rate risk arising from fluctuations in interest rates. In 2012, 2011, and 2010, we did not use any interest rate swap contracts to manage this risk.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. In 2012, 2011, and 2010, we did not use any foreign currency hedges to manage this risk.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. In 2012, 2011, and 2010, we did not manage commodity price risk with derivative instruments.

Financial Instruments

The table below provides information as of December 31, 2012, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2012 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31, 2012
	2013- 2015	2016	2017	There- after	Total	Fair Value (b)
	(millions)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$250.0	$250.0	$251.6
Average interest rates	—	—	—	6.4%	6.4%	—
Variable-rate debt payments (a)	$—	$25.0	$—	$—	$25.0	$25.0
Average interest rates	—	2.0%	—	—	2.0%	—
_______________________________________

(a)
These obligations are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value based on quoted market prices as of December 31, 2012, for our debt.

Environmental

We are subject to a wide range of general and industry‑specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure that we will be in full compliance with environmental requirements at all times, and we cannot assure that we will not incur fines and penalties in the future. In 2012, we paid an insignificant amount of environmental fines and penalties across all of our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2012, we spent approximately $1.3 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $3.5 million in 2013 for this purpose.
As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We can be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.
In connection with the completion of the Forest Products Acquisition in 2004, OfficeMax generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. See "OfficeMax and the Forest Products Acquisition" included in "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.
In connection with the sale of our Paper and Packaging & Newsprint assets in 2008, Boise Inc. and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them, and we believe we are entitled to indemnification by them from third-party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third‑party claims arising out of any such failure.-
Climate Change Matters
Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG), such as CO2, are under consideration in Congress, state legislative bodies, and the EPA. In particular, the EPA has promulgated its Tailoring Rule, which directs states having authority to implement the Clean Air Act (which includes all states in which we have significant manufacturing operations) to treat GHG as regulated pollutants under their state implementation plans. The EPA's final rule and its November 2010 implementation guidance do not set specific standards to be utilized in air discharge permits and permits to construct significant new facilities. Generation of this detail has been left to the states. The key states in which our facilities are located (Louisiana, Oregon, and Washington) are currently working through the process of incorporating GHG regulations into their state implementation plans. Most of our manufacturing facilities operate boilers or other process equipment that emit GHG. Such regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts.
A significant portion of our GHG emissions are from biomass-fired boilers, and in July 2011, the EPA issued a final rule that defers, for three years, the applicability of federal New Source Review (NSR) regulations to biogenic CO2 emissions. During the three-year deferral period, the EPA will evaluate whether or not to permanently exempt biogenic CO2 from NSR regulations. States are not required by this regulation to defer biogenic CO2 emissions from their NSR programs, but so far, states in which we operate have not indicated they will not follow the EPA's deferral. This action leaves considerable uncertainty as to the future regulatory treatment of biomass‑generated GHG and the treatment of such GHG in the states in which we operate.

In addition, various government entities have adopted or are considering energy sourcing regulations which subsidize, or mandate consumption of specified percentages of, electrical power generated from nontraditional generating sources, including biomass fuels. These programs may increase our purchased electrical energy costs, create significant new competition for our fiber sources, and provide opportunities for alternative uses of our residual fiber, such as sawdust, chips, and shavings.
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the EPA finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment will be subject to one or more of these regulations and must be in compliance with the applicable rules by early 2016. We are currently undertaking a complete review of the revised rules to assess how they will affect our operations. Even with the revised rules finalized, considerable uncertainty still exists, as there will likely be legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, including the capital and operating costs required to comply. At this time, we cannot accurately forecast the capital or operating cost changes that may result from compliance with the regulations.
Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from these estimates. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. Our current critical accounting estimates are as follows:

Pensions

We calculate pension expense and liabilities using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement dates of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-rated corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. In 2012, the investment return on our pension asset portfolio was approximately 13%, as the U.S. equity and fixed-income portions of the portfolio experienced strong performance as a result of equity and debt market conditions. The investment return was above our expected return on plan assets of 6.75% for 2012. In 2011, weak U.S. equity and negative international equity market performance drove poor overall investment portfolio performance of approximately 1%, below our expected return on plan assets of 7.0% for 2011. The weighted average expected return on plan assets we will use in our calculation of 2013 net periodic benefit cost is 6.50%.

Rate of Compensation Increases. Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. However, in connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31, 2009 (see Note 11, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K), we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service in the active plan covering our hourly employees.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed. For example, we may commit to changes in future labor contracts. In 2012, we made $8.5 million in cash contributions to our pension plans. We expect to contribute approximately $11 million to our pension plans in 2013, of which $9.3 million was contributed in February 2013. For information related to pension contributions, see "Cash Flows" in Note 11, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

We recognize the funded status of our pension plans on our Consolidated Balance Sheet and recognize the actuarial and experience gains and losses and the prior service costs and credits, net of tax, in our Consolidated Statements of Comprehensive Income (Loss). Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period. The future effects of pension plans on our financial position and results of operations will depend on economic conditions, employee demographics, mortality rates, retirement rates, investment performance, the pension regulatory environment, benefit plan design, and funding decisions, among other factors. The following table presents selected assumptions used and expected to be used in the measurement of pension expense in the following periods:

	Year Ending December 31,
		Year Ended December 31
	2013	2012	2011
	(millions, except for percentages)
Pension expense	$10.9	$12.7	$11.4
Discount rate	3.75%	4.20%	5.35%
Expected rate of return on plan assets	6.50%	6.75%	7.00%
Rate of compensation increases (a)	—	—	—
_______________________________________

(a)
The compensation increase is zero due to the fact that the salaried and nonqualified benefits were frozen December 31, 2009. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service in the active plan covering our hourly employees.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would result in the following effect on 2013 and 2012 pension expense. These sensitivities are specific to 2013 and 2012. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2013 Expense
Discount rate	$10.9	$(1.3)	$1.3
Expected rate of return on plan assets	10.9	(0.7)	0.7

2012 Expense
Discount rate	$12.7	$(1.4)	$1.4
Expected rate of return on plan assets	12.7	(0.7)	0.7

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement). To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on overall economic conditions, the availability of wood fiber, environmental requirements, capital spending, and other strategic management decisions.

Should the markets for our products deteriorate further or should we decide to invest capital differently or should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the future that could have a material impact on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2012 and 2011, we had $2.7 million and $2.1 million recorded as allowances for doubtful accounts. Estimating our allowance for doubtful accounts is a critical accounting estimate, as it involves complex judgments about our customers' ability to pay. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer creditworthiness. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2012, our top ten customers represented approximately 29% of sales. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both December 31, 2012 and 2011, receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables.

The low level of new residential construction in the U.S. and disruptions in the capital markets have affected the ability of our customers and our customers' customers to fund their operations, which makes it difficult for us to estimate future credit losses. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2012, we had $12.2 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $6.6 million was recorded in our Wood Products segment. At December 31, 2012, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill in each of our reporting units and indefinite-lived intangible assets for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment of goodwill in fourth quarter 2012 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit’s carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment tests, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. See below for further discussion of our forecasts and discount rates. Based on the qualitative analysis performed in 2012, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result and result in impairment charges that could be material to our consolidated financial statements.

In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. Quantitative testing involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds fair value, we perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable assets and liabilities. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In conducting a quantitative goodwill impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting weighted average cost of capital for a potential market participant (Level 3 measurement).

For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method (Level 3 measurement). This method assumes that through ownership of trademarks and trade names, we avoid royalty expense associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of net sales, is used to estimate the value of the intangible assets. Based on the impairment tests of our intangible assets with indefinite lives, we determined that the fair value of our intangible assets exceeds their carrying value. Differences in assumptions used in projecting future cash flows and cost of funds could have a significant impact on the determination of fair value.

The following assumptions are key to our estimates of fair value:

Business projections. Projections are based on five-year forecasts that are developed internally by management for use in managing the business and reviewed by the board of directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, and capital expenditures. Our forecasts are driven by consensus estimates of key economic indicators that affect our operating results, most notably new residential and light commercial construction and repair-and-remodel activity. These economic indicators are then used to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our forecasts also take into consideration recent sales data for existing products, planned timing of capital projects, and anticipated conversion and distribution expenses. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

Growth rates. A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the five-year forecast period.

Discount rates. Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see "New and Recently Adopted Accounting Standards" in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the captions "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2012	2011	2010
	(thousands, except per-share data)
Sales
Trade	$2,759,290	$2,229,325	$2,215,332
Related parties	19,772	18,763	25,259
	2,779,062	2,248,088	2,240,591

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,343,174	1,952,619	1,947,362
Materials, labor, and other operating expenses from related parties (excluding depreciation)	60,271	40,058	33,613
Depreciation and amortization	33,407	37,022	34,899
Selling and distribution expenses	235,055	204,998	202,464
General and administrative expenses	43,122	37,242	38,463
General and administrative expenses from related party	—	—	1,576
Other (income) expense, net	902	3,195	(4,624)
	2,715,931	2,275,134	2,253,753

Income (loss) from operations	63,131	(27,046)	(13,162)

Foreign exchange gain (loss)	37	(497)	352
Gain on repurchase of long-term debt	—	—	28
Interest expense	(21,757)	(18,987)	(21,005)
Interest income	392	407	790
	(21,328)	(19,077)	(19,835)

Income (loss) before income taxes	41,803	(46,123)	(32,997)
Income tax provision	(307)	(240)	(300)
Net income (loss)	$41,496	$(46,363)	$(33,297)

Net income (loss) per common share:
Basic and diluted	$1.40	$(1.56)	$(1.12)

Weighted average shares outstanding:
Basic and diluted	29,700	29,700	29,700

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
	2012	2011	2010
	(thousands)
Net income (loss)	$41,496	$(46,363)	$(33,297)
Other comprehensive income (loss)
Defined benefit pension plans
Actuarial loss	(8,432)	(83,528)	(4,027)
Amortization of actuarial loss	7,632	2,703	556
Amortization of prior service costs and other	416	175	178
Other comprehensive loss	(384)	(80,650)	(3,293)
Comprehensive income (loss)	$41,112	$(127,013)	$(36,590)

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2012	2011
	(thousands)
ASSETS
Current
Cash and cash equivalents	$54,507	$182,455
Receivables
Trade, less allowances of $2,696 and $2,142	134,743	118,901
Related parties	674	1,236
Other	6,204	3,796
Inventories	325,806	283,978
Prepaid expenses and other	5,523	4,864
	527,457	595,230

Property and equipment, net	265,924	266,456
Timber deposits	6,221	8,327
Deferred financing costs	7,562	4,962
Goodwill	12,170	12,170
Intangible assets	8,900	8,900
Other assets	8,164	6,786
Total assets	$836,398	$902,831

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2012	2011
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$140,192	$116,758
Related parties	1,950	1,142
Accrued liabilities
Compensation and benefits	61,814	32,267
Interest payable	3,188	3,326
Other	29,043	24,486
	236,187	177,979

Debt
Long-term debt	275,000	219,560

Other
Compensation and benefits	206,668	200,248
Other long-term liabilities	14,336	13,676
	221,004	213,924

Redeemable equity	6,443	8,749

Commitments and contingent liabilities

Stockholder's equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 29,700 shares issued and outstanding	297	297
Additional paid-in capital	256,927	482,894
Accumulated other comprehensive loss	(121,229)	(120,845)
Accumulated deficit	(38,231)	(79,727)
Total stockholder's equity	97,764	282,619
Total liabilities and stockholder's equity	$836,398	$902,831

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$41,496	$(46,363)	$(33,297)
Items in net income (loss) not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	37,211	39,232	37,674
Pension expense	12,653	11,368	7,449
Management equity units expense	—	—	1,625
Other	(471)	2,220	(371)
Decrease (increase) in working capital, net of acquisitions
Receivables	(17,238)	(15,675)	(6,338)
Inventories	(41,828)	(20,899)	(28,428)
Prepaid expenses and other	(652)	(72)	(300)
Accounts payable and accrued liabilities	53,041	1,878	32,419
Pension contributions	(8,486)	(13,621)	(3,873)
Other	4,410	(1,049)	3,727
Net cash provided by (used for) operations	80,136	(42,981)	10,287

Cash provided by (used for) investment
Expenditures for property and equipment	(27,386)	(33,537)	(35,751)
Acquisitions of businesses and facilities	(2,355)	(5,782)	—
Proceeds from sales of assets	246	3,126	1,254
Other	61	(424)	(956)
Net cash used for investment	(29,434)	(36,617)	(35,453)

Cash provided by (used for) financing
Issuances of long-term debt	300,000	—	45,000
Payments of long-term debt	(244,560)	—	(128,451)
Distributions to Boise Cascade Holdings, L.L.C.	(228,268)	—	—
Proceeds from Boise Cascade Holdings, L.L.C., for sale of shares of Boise Inc.	—	—	86,117
Financing costs	(5,822)	(2,548)	—
Net cash provided by (used for) financing	(178,650)	(2,548)	2,666

Net decrease in cash and cash equivalents	(127,948)	(82,146)	(22,500)

Balance at beginning of the period	182,455	264,601	287,101

Balance at end of the period	$54,507	$182,455	$264,601

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholder's Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
	(thousands)
Balance at December 31, 2009	29,700	$297	$395,957	$(36,902)	$(67)	$359,285
Net loss					(33,297)	(33,297)
Other comprehensive loss				(3,293)		(3,293)
Transfer of proceeds from Boise Cascade Holdings, L.L.C., for sale of Boise Inc. shares			86,123			86,123
Other			275			275
Balance at December 31, 2010	29,700	$297	$482,355	$(40,195)	$(33,364)	$409,093
Net loss					(46,363)	(46,363)
Other comprehensive loss				(80,650)		(80,650)
Allocation of redeemable equity to stockholder's equity			550			550
Other			(11)			(11)
Balance at December 31, 2011	29,700	$297	$482,894	$(120,845)	$(79,727)	$282,619
Net income					41,496	41,496
Other comprehensive loss				(384)		(384)
Distributions to Boise Cascade Holdings, L.L.C.			(228,268)			(228,268)
Allocation of redeemable equity to stockholder's equity			2,306			2,306
Other			(5)			(5)
Balance at December 31, 2012	29,700	$297	$256,927	$(121,229)	$(38,231)	$97,764

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Nature of Operations

We are a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products and paper assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade, L.L.C., and its consolidated subsidiaries prior to our conversion to a Delaware corporation and to Boise Cascade Company and its consolidated subsidiaries on or after such conversion, as discussed in Note 16, Subsequent Events. Prior to the initial public offering of shares of common stock of Boise Cascade Company, discussed in Note 13, Equity, Boise Cascade was 100% owned by Boise Cascade Holdings, L.L.C. (BC Holdings). We are a leading U.S. wholesale distributor of building products and one of the largest producers of engineered wood products (EWP) and plywood in North America.

We operate our business using three reportable segments: (1) Building Materials Distribution, which is a wholesale distributor of building materials, (2) Wood Products, which manufactures and sells EWP, plywood, studs, particleboard, and ponderosa pine lumber, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 14, Segment Information.

The following sets forth our corporate structure and equity ownership at December 31, 2012 (prior to our initial public offering):
`
Basis of Presentation and Comparability of Data

In connection with the sale of our Paper and Packaging & Newsprint assets in 2008, we received $1,277.2 million of cash consideration, a $41 million paid-in-kind promissory note receivable, and $285.2 million of net stock consideration.

Immediately following the sale, we distributed the securities received in the transaction to BC Holdings, as the securities were not subject to the collateral liens of the bank credit facility of the company then in effect. However, the cash and securities received in the transaction were subject to the covenants of the company's subordinated note indenture in effect at the time of the distribution and the guaranty provided by BC Holdings. As a result of receiving stock in Boise Inc., BC Holdings had a significant indirect financial interest in the results of the sold businesses. The equity interest BC Holdings owned in Boise Inc. and the related-party transactions we had with Boise Inc. after the sale represented a significant continuing involvement. In 2008, BC Holdings sold the paid-in-kind promissory note receivable for $52.7 million after selling expenses and transferred the net proceeds to us. In 2009 and 2010, BC Holdings sold 18.8 million and 18.3 million shares of Boise Inc. and transferred the net proceeds of $83.2 million and $86.1 million to us. The cash received as a reinvestment in us by BC Holdings was reflected in our Consolidated Statements of Cash Flows. We used the cash received from BC Holdings in 2008, 2009, and 2010 to repay senior debt and for capital spending in accordance with the asset sale covenant of our subordinated note indenture. The 18.3 million shares sold in 2010 represented BC Holdings' remaining investment in Boise Inc. Because of the disposition, Boise Inc. is no longer a related party. The related-party activity with Boise Inc. included in the Consolidated Financial Statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) (discussed in Note 4, Transactions With Related Parties) represent the only remaining significant related-party activity recorded in our consolidated financial statements.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Boise Cascade and its subsidiaries. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement benefits; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (fob) shipping point. For sales transactions designated fob destination, revenue is recorded when the product is delivered to the customer's delivery site. Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers.
For our Building Materials Distribution segment, costs related to shipping and handling of $89.3 million, $79.9 million, and $77.9 million are included primarily in "Selling and distribution expenses" for the years ended December 31, 2012, 2011, and 2010, respectively. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. We present sales taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2012 and 2011, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invest in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2012 and 2011, we had $2.7 million and $2.1 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve, we consider our historical level of credit losses, customer concentrations, current economic trends, and changes in customer creditworthiness. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2012, our top ten customers represented approximately 29% of sales. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both December 31, 2012 and 2011, receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The low level of new residential construction in the U.S. and more restrictive lending standards have affected the ability of our customers and our customers' customers to fund their operations, which makes it difficult for us to estimate future credit losses. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions (Level 3). See Note 11, Retirement and Benefit Plans, for the fair value measurements of our defined benefit plans' assets.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of December 31, 2012 and 2011, we held $10.6 million and $164.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2012, the book value of our fixed-rate debt was $250.0 million, and the fair value was estimated to be $251.6 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar traded debt (Level 2 measurement). The interest rate on our revolving credit facility is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the revolving credit facility is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our revolving credit facility approximates book value.

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. During the years ended December 31, 2012 and 2011, we had no derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2012 and 2011, we had $4.1 million and $2.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At December 31, 2012 and 2011, we had $19.7 million and $15.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Foreign Currency
The functional currency for our operations outside the United States is the U.S. dollar. Nonmonetary assets and liabilities and related depreciation and amortization for these foreign operations are remeasured into U.S. dollars using historical exchange rates. Monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates as of the Consolidated Balance Sheet date. Revenue and expense items are remeasured into U.S. dollars using an average exchange rate prevailing during the year.
Leases
We assess lease classification as either capital or operating at lease inception or upon modification. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options generally ranging from two to five years, with fixed payment terms similar to those in the original lease agreements. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising.
Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost, which approximates the FIFO method. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the timber.

Inventories include the following (work in process is not material):

	December 31, 2012	December 31, 2011
	(thousands)
Finished goods and work in process	$267,115	$223,605
Logs	37,273	41,243
Other raw materials and supplies	21,418	19,130
	$325,806	$283,978

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2012, 2011, and 2010, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2012	December 31, 2011	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$35,662	$35,469
Buildings	88,129	84,510	20	-	40
Improvements	34,526	32,645	10	-	15
Office equipment and vehicles	80,857	74,349	3	-	7
Machinery and equipment	264,084	253,933	7	-	12
Construction in progress	11,176	5,812
	514,434	486,718
Less accumulated depreciation	(248,510)	(220,262)
	$265,924	$266,456

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

During fiscal 2011, long-lived assets with a net carrying amount of $2.5 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $2.0 million. These impairment charges were measured at fair value using Level 3 inputs, including discounted cash flows and appraisals.
Goodwill and Intangible Assets

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 14, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

We completed our annual assessment of goodwill in fourth quarter 2012 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. Based on the qualitative analysis performed in 2012, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method (Level 3 measurement). This method assumes that, through ownership of trademarks and trade names, we avoid royalty expenses associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of the related net sales, is used to estimate the value of the intangible assets. Based on the impairment tests of our intangible assets with indefinite lives, we determined that the fair value of our intangible assets exceeds their carrying value.

See Note 8, Goodwill and Intangible Assets, for additional information.

Asset Retirement Obligations

We recognize our asset retirement obligations in the period in which they are incurred if sufficient information is available to reasonably estimate the fair value of the obligation. Fair value estimates are determined using Level 3 inputs in the fair value hierarchy. The fair values of our asset retirement obligations are measured using expected future cash outflows discounted using the company's credit-adjusted risk-free interest rate. When we record the liability, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded.

At December 31, 2012 and 2011, we had $0.3 million and $0.2 million, respectively, of asset retirement obligations recorded in "Other, Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2012, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

We have additional asset retirement obligations with indeterminate settlement dates. The fair value of these asset retirement obligations cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligations. These asset retirement obligations include, for example, (i) removal and disposal of potentially hazardous materials on equipment and/or an operating facility if the equipment and/or facility were to undergo major maintenance, renovation, or demolition; (ii) retention ponds that may be required to be drained and/or cleaned if the related operating facility is closed; and (iii) storage sites or owned facilities for which removal and/or disposal of chemicals and other related materials are required if the operating facility is closed. We will recognize a liability in the period in which sufficient information becomes available to reasonably estimate the fair value of these obligations.

Pension and Other Postretirement Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We review and update these assumptions annually unless a plan curtailment or other event occurs requiring that we update the estimates on an interim basis. See Note 11, Retirement and Benefit Plans, for additional information related to our pension and other postretirement benefit plans. While we believe that the assumptions used to measure our pension and other postretirement obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension and other postretirement obligations and future expense.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $3.7 million and $4.6 million of deferred software costs at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011, and 2010, amortization of deferred software costs was $1.2 million, $1.0 million, and $0.8 million, respectively.

Labor Concentration and Unions

As of December 31, 2012, we had approximately 4,560 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of December 31, 2012, we had ten collective bargaining agreements. Two agreements, covering 356 employees at our facility in Florien, Louisiana, and 273 employees at our facility in Oakdale, Louisiana, are set to expire on July 15, 2013. We expect these two agreements to be bargained together.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2012 and 2011, self-insurance related liabilities of $7.2 million and $7.6 million were classified within "Accrued liabilities," and $10.0 million and $9.7 million were classified within "Other long-term liabilities" on our Consolidated Balance Sheets, respectively.

New and Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. We do not believe the adoption of this update will have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite - Lived Intangible Assets for Impairment, which gives entities the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite‑lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite‑lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite‑lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. We adopted the provisions of this guidance January 1, 2012, and it had no effect on our financial position and results of operations. For additional information, see the Goodwill and Intangible Assets section of Note 2 above.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of equity, among other amendments. Instead, the company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted this guidance retrospectively as of January 1, 2012, by adding the Consolidated Statements of Comprehensive Income (Loss) to our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. We adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption of this guidance did not have a material effect on our financial statement disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year's presentation, none of which were considered material.

3.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2015. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement, including both related party and nonrelated party, were $15.0 million, $14.7 million, and $14.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Operations or "General and administrative expenses from related party" for the period Boise Inc. was a related party. See Note 4, Transactions With Related Parties, for more information.

4.                                      Transactions With Related Parties

In early March 2010, BC Holdings sold its remaining investment in Boise Inc., and because of the disposition, Boise Inc. is no longer a related party. The 2010 related-party activity with Boise Inc. in the consolidated financial statements includes only those sales and costs and expenses transacted prior to March 2010, when Boise Inc. was a related party. As a result, beginning in March 2010, transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only remaining significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of Boise Inc. and Boise Cascade in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $19.8 million, $18.8 million, and $20.4 million during the years ended December 31, 2012, 2011, and 2010 respectively. We also recorded $4.9 million of related-party sales to Boise Inc. (for the period they were a related party) during the year ended December 31, 2010. These pulpwood and chip sales were made at prices designed to approximate market.

Costs and Expenses

Related-party fiber purchases from LTP were $60.3 million, $40.1 million, and $33.0 million during the years ended December 31, 2012, 2011, and 2010, respectively. During the year ended December 31, 2010, we also recorded $0.3 million of related-party expenses for transportation services from Boise Inc. (for the period they were a related party). We purchased the fiber and transportation services at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses from related parties (excluding depreciation)" in our Consolidated Statements of Operations.

During the year ended December 31, 2010, we recorded the following expenses from the Outsourcing Services Agreement as related-party expenses in our Consolidated Statements of Operations. As mentioned above, after we sold our remaining investment in Boise Inc. in March 2010, expenses incurred under the Outsourcing Services Agreement were no longer related-party and are not included in the table below.

Year Ended December 31, 2010
(thousands)
Materials, labor, and other operating expenses from related parties (excluding depreciation)	$332
Selling and distribution expenses	456
General and administrative expenses from related party	1,576
$2,364

5.                                      Other (Income) Expense

Other (income) expense includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Operations are as follows:

	Year Ended December 31
	2012	2011	2010
	(thousands)
Facility closure and curtailments (a)	$—	$1,292	$—
Litigation settlement (b)	—	—	(4,613)
Other, net (c)	902	1,903	(11)
	$902	$3,195	$(4,624)
_______________________________________

(a)	In 2011, we permanently closed a laminated beam manufacturing plant in Emmett, Idaho.

(b)	In 2010, we recorded $4.6 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	In 2011, we recorded noncash asset write-downs of $2.0 million.

6.    Leases

Rental expense for operating leases was $14.3 million, $14.5 million, and $14.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. Sublease rental income was not material in any of the periods presented.

As of December 31, 2012, our minimum lease payment requirements for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):

2013	$12,346
2014	11,613
2015	10,919
2016	9,061
2017	8,520
Thereafter	36,723
Total	$89,182

These future minimum lease payment requirements have not been reduced by sublease rentals due in the future under noncancelable subleases. Minimum sublease income expected to be received in the future is not material.

7.    Income Taxes

Income Tax Provision

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we filed an entity classification election with the Internal Revenue Service to elect to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. As a result of our conversion to a corporation, we expect to record deferred tax assets, net of deferred tax liabilities, on our consolidated balance sheet, the effect of which will be recorded as an income tax benefit in the Consolidated Statement of Operations. As a limited liability company, we were not subject to entity-level federal or state income taxation. Our income tax provision generally consisted of income taxes payable to state jurisdictions that do not allow for the income tax liability to be passed through to our equityholder as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. For the years ended December 31, 2012, 2011, and 2010, income tax expense was $0.3 million, $0.2 million, and $0.3 million, respectively. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates, which we expect to result in a statutory tax rate of approximately 38% under current tax law.

At December 31, 2012 and 2011, our tax basis was $182.3 million and $167.5 million, respectively, higher than the reported amount of net assets recorded on our Consolidated Balance Sheets. In 2012 and 2011, the difference related primarily to changes in pension obligations.

Boise Cascade Wood Products Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2012 and 2011, the foreign subsidiaries had $15.4 million and $13.6 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance. In addition, at both December 31, 2012 and 2011, Boise Cascade Wood Products Holdings Corp. had $16.0 million of capital loss carryforward from the sale of our subsidiaries in Brazil and the United Kingdom. The capital loss carryforward was fully offset by a valuation allowance, because it is more likely than not that we will not be able to utilize the capital loss carryforward before it expires in 2013.

In 2012, 2011, and 2010, we paid $0.2 million, $0.3 million, and $0.2 million, respectively, of income taxes, net of other refunds received.

Income Tax Uncertainties

Boise Cascade, or one of its subsidiaries, files federal income tax returns in the U.S. and Canada and various state and foreign income tax returns in the major state jurisdictions of Alabama, California, Idaho, Oregon, Texas, and Washington.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of December 31, 2012 and 2011, we have no unrecognized tax benefits recorded on our Consolidated Balance Sheets, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

For the years ended December 31, 2012, 2011, and 2010, we recognized an insignificant amount of interest and penalties related to taxes.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2012 and 2011	$5,593	$6,577	$—	$12,170

At December 31, 2012 and 2011, intangible assets represent the values assigned to trade names and trademarks, which have indefinite lives and are not amortized. The carrying amount of our trade names and trademarks was $8.9 million at both December 31, 2012 and 2011.

9.	Debt

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
	(thousands)
Asset-based revolving credit facility	$25,000	$—
6.375% senior notes	250,000	—
7.125% senior subordinated notes	—	219,560
Long-term debt	$275,000	$219,560

Asset-Based Revolving Credit Facility

On July 13, 2011, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into a $250 million senior secured asset-based revolving credit facility (Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as agent, and the banks named therein as lenders. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On September 7, 2012, we entered into a First Amendment to Credit Agreement, which increased the aggregate lending commitments under the Revolving Credit Facility to $300 million. Other key terms of the Credit Agreement were unchanged by the Amendment. On December 20, 2012, we entered into a Limited Consent and Amendment to Loan Documents with the lenders under our revolving credit facility. The consent and amendment provided consent to, among other things, the distributions of $225.0 million in aggregate to BC Holdings made in late December 2012 and our conversion to a corporation effected on February 4, 2013.

The Revolving Credit Facility has a maturity date of July 13, 2016, and is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.375% to 0.50% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at December 31, 2012, was $195.6 million.

The Revolving Credit Facility generally permits dividends only if certain conditions are met, including complying with the minimum Availability requirements and having a fixed-charge coverage ratio of 1:1 on a pro forma basis.

At December 31, 2011, we had no borrowings outstanding under the Revolving Credit Facility. On October 12, 2012, we borrowed $50.0 million under the Revolving Credit Facility to partially fund the redemption of $75.0 million of our senior subordinated notes, as discussed further below. On December 20, 2012, we repaid $25.0 million, resulting in $25.0 million outstanding under the Revolving Credit Facility at December 31, 2012. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $50.0 million, respectively, during the year ended December 31, 2012. At December 31, 2012 and 2011, we had approximately $10.0 million and $11.3 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

Senior Subordinated Notes

In October 2004, Boise Cascade issued $400 million of 7.125% senior subordinated notes due in 2014. In July 2005, we completed an exchange offer whereby all of our senior subordinated notes were exchanged for registered securities with identical terms (other than terms relating to registration rights) to the notes issued in October 2004. We could redeem all or part of the senior subordinated notes at any time at redemption prices set forth in the indenture governing such notes. Redemption prices reduced to par value in October 2012. Subsequent to the exchange offer, we purchased a portion of the senior subordinated notes, resulting in $219.6 million of notes outstanding at December 31, 2011. On October 15, 2012, we redeemed $75.0 million of the senior subordinated notes at par value with $25.0 million of cash on hand and $50.0 million borrowed under our Revolving Credit Facility. Net proceeds from our senior notes offering (as discussed below in "Debt Refinancing") were used to redeem $144.6 million of the senior subordinated notes, plus $1.0 million of interest through the related redemption date of November 21, 2012.

Debt Refinancing

On October 22, 2012, Boise Cascade, L.L.C. (as the predecessor to Boise Cascade Company) and its wholly owned subsidiary, Boise Cascade Finance Corporation ("Boise Finance" and together with Boise Cascade, L.L.C., the "Co-issuers"), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. As a result of this refinancing, we extended the maturity of our debt and lowered our interest rate. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility, other than Boise Finance.

Following the sale of our Senior Notes, as noted above, we used a portion of the net proceeds of the sale to repay the senior subordinated notes at par plus interest through the redemption date. The remaining proceeds are available for general corporate purposes.

In connection with the issuance of the Senior Notes, the Co-issuers entered into a registration rights agreement, dated as of October 22, 2012 (Senior Notes Registration Rights Agreement). The Senior Notes Registration Rights Agreement requires us to register under the Securities Act the Senior Notes having substantially identical terms to those of the Senior Notes (Exchange Notes) and to complete an exchange of the privately placed Senior Notes for the publicly registered Exchange Notes on or prior to October 21, 2013, or in certain circumstances, to file and keep effective a shelf registration statement for resale of the Senior Notes. If we fail to satisfy these obligations, we will pay additional interest up to 0.25% per annum to holders of the Senior Notes for the first 90-day period immediately following such date and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 1.0% per annum.

The Senior Notes are senior unsecured obligations and rank equally with all of the Co-issuers' and guarantors' existing and future senior indebtedness, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Revolving Credit Facility to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the Senior Notes.

The terms of the indenture governing the Senior Notes, among other things, limit the ability of the Co-issuers and certain Boise Cascade subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge, or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the Senior Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements), among others: nonpayment of principal or interest; breach of other agreements in the indenture governing the Senior Notes; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Co-issuers, the guarantors, or certain Boise Cascade subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Cash Paid for Interest

For the years ended December 31, 2012, 2011, and 2010, cash payments for interest were $18.1 million, $16.7 million, and $18.6 million, respectively.

10.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2012, 2011, and 2010, we did not use derivative instruments.

Interest Rate Risk

When we have loan amounts outstanding on our Revolving Credit Facility, we are exposed to interest rate risk arising from fluctuations in interest rates. In 2012, 2011, and 2010, we did not use any interest rate swap contracts to manage this risk.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. In 2012, 2011, and 2010, we did not use any foreign currency hedges to manage this risk.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. In 2012, 2011, and 2010, we did not manage commodity price risk with derivative instruments.

11.                               Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, including supplemental nonqualified pension plans for certain salaried employees, contributory defined contribution savings plans, a deferred compensation plan, and postretirement benefit plans.

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. Our defined benefit plan for salaried employees (Salaried Plan) and our nonqualified salaried pension plans were frozen so that no future benefits have accrued since December 31, 2009.

In September 2012, we amended Plan A (Plan A), one of our defined benefit pension plans. The amendment affected certain union hourly employees of Plan A by closing participation and freezing future benefits to that group after December 31, 2012. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service determined as of December 31, 2012). In connection with this amendment, we recognized a $0.3 million noncash curtailment loss during the year ended December 31, 2012. As a result, only certain hourly employees in Plan A continue to accrue benefits after December 31, 2012.

On November 9, 2011, we amended our defined benefit pension plan for hourly employees of Plan B (Plan B) to freeze Plan B so that no future benefits accrue after December 31, 2011. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service for Plan B participants determined as of December 31, 2011). In connection with this amendment, we recognized a $0.1 million noncash curtailment loss during the year ended December 31, 2011. Also, in connection with the Plan B amendment, Plan B was merged into the Salaried Plan to simplify administration of the plans, effective January 1, 2012.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Due to poor business conditions, we suspended the company match for salaried employees for the period of April 1, 2009, through February 28, 2010. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, for the years that a performance target is met, we will contribute an additional amount that will range from 2% to 4% of the employee's eligible compensation, depending on the employee's years of service. Further, the plan allows for an additional discretionary contribution of 1% for achieving a second, higher performance target. Each of these performance targets were met during the year ended December 31, 2012. The company contributions for hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2012, 2011, and 2010, were $14.3 million, $7.7 million, and $6.7 million, respectively.

Deferred Compensation Plan

We sponsor a deferred compensation plan. In 2008, Congress passed tax legislation that required participants in our deferred compensation plan to recognize income (and therefore be taxed) on their deferrals of income earned in 2009 and beyond and earnings thereon. Deferrals, company match, and interest on contributions made to the plan on or before

December 31, 2008, were not affected by the changes. As long as contributions to the plan are taxable under the new legislation, there will be no future contributions to the deferred compensation plan, but participant account balances remaining after the distributions will continue to accrue earnings in accordance with the terms of the plan.

The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets. For the years ended December 31, 2012, 2011, and 2010, we recognized $0.6 million, $0.7 million, and $0.8 million, respectively, of interest expense related to the plan. At December 31, 2012 and 2011, we had $10.9 million and $11.4 million, respectively, of liabilities related to the plan, of which $1.1 million and $1.0 million, respectively, were recorded in "Accrued liabilities, Compensation and benefits" and $9.8 million and $10.4 million, respectively, were recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Postretirement Benefit Plans

Certain executives participate in our Supplemental Life Plan, which provides them with an insured death benefit during their employment with us. The plan provides the officer with a target death benefit equal to two times his or her base salary while employed and a target postretirement death benefit equal to one times his or her final base salary, in each case less any amount payable under our group term life insurance policy. At both December 31, 2012 and 2011, our benefit obligation related to the Supplemental Life Plan was $0.1 million.

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2012, approximately 610 of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.50 per hour per active employee through June 1, 2012. Since June 1, 2012, we are required to contribute $5.00 per hour per active employee. Company contributions to the multiemployer health and welfare plan for the years ended December 31, 2012, 2011, and 2010, were $6.7 million, $6.9 million, and $6.8 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

Defined Benefit Obligations and Funded Status

The following table, which includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of our projected benefit obligation and fair value of plan assets. We recognize the underfunded status of our defined pension plans on our Consolidated Balance Sheets. We recognize changes in funded status in the year changes occur through other comprehensive income (loss).

	December 31
	2012	2011
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$470,104	$391,485
Service cost	4,762	5,112
Interest cost	19,234	20,484
Actuarial loss (a)	26,686	67,121
Special termination benefits	—	503
Closure and curtailments	—	224
Benefits paid	(16,102)	(14,825)
Benefit obligation at end of year	504,684	470,104

Change in plan assets
Fair value of plan assets at beginning of year	282,195	281,972
Actual return on plan assets	37,645	1,427
Employer contributions	8,486	13,621
Benefits paid	(16,102)	(14,825)
Fair value of plan assets at end of year	312,224	282,195

Underfunded status	$(192,460)	$(187,909)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(1,271)	$(759)
Noncurrent liabilities	(191,189)	(187,150)
Net liability	$(192,460)	$(187,909)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$120,925	$120,125
Prior service cost	304	720
Net loss recognized	$121,229	$120,845
___________________________________

(a)	The actuarial losses were primarily due to decreases in discount rate assumptions.

The accumulated benefit obligation for all defined benefit pension plans was $504.7 million and $470.1 million at December 31, 2012 and 2011, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2012	2011	2010
	(thousands)
Service cost	$4,762	$5,112	$4,931
Interest cost	19,234	20,484	20,258
Expected return on plan assets	(19,390)	(17,910)	(18,474)
Amortization of actuarial loss	7,632	2,703	556
Amortization of prior service costs and other	165	175	178
Plan settlement/curtailment expense	250	804	—
Net periodic benefit cost	12,653	11,368	7,449
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial loss	8,432	83,528	4,048
Amortization of actuarial loss	(7,632)	(2,703)	(556)
Amortization of prior service costs and other	(416)	(175)	(178)
Total recognized in other comprehensive loss	384	80,650	3,314
Total recognized in net periodic cost and other comprehensive loss	$13,037	$92,018	$10,763

In 2013, we estimate net periodic pension expense will be approximately $11 million, including $9.0 million of net actuarial loss and $0.1 million of prior service cost that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2012	2011
Weighted average assumptions
Discount rate	3.75%	4.20%
Rate of compensation increases (a)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2012	2011	2010
Weighted average assumptions
Discount rate	4.20%	5.35%	5.90%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.25%
Rate of compensation increases (a)	—%	—%	—%
_______________________________________

(a)
In connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31, 2009, we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service in the active plan covering our hourly employees.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2013 net periodic benefit cost is 6.50%.

Investment Policies and Strategies

At December 31, 2012, 61% of our pension plan assets were invested in equity securities, 30% in fixed-income securities, 4% in a hedge fund, and 5% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2012, our investment policy governing our relationship with Russell allocated 34% to large-capitalization U.S. equity securities, 6% to small- and mid-capitalization U.S. equity securities, 20% to international equity securities, 30% to fixed-income securities, 5% to a hedge fund, and 5% to real estate. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility risk, all of which are subject to change. In addition, our overall investment strategy and related allocations between equity and fixed-income securities may change from time to time based on market conditions, external economic factors, and the funded status of our plans. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term, and such changes could materially affect the reported amounts.

Fair Value Measurements of Plan Assets

The defined benefit plans hold an interest in the Boise Cascade, L.L.C., Master Trust (Master Trust). The assets in the Master Trust are invested in common and collective trusts that hold several mutual funds invested in U.S. equities, international equities, fixed-income securities, and real estate as well as a hedge fund.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2012 and 2011:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$107,902	$—	$107,902
Small- and mid-cap U.S. equity securities (c)	—	17,757	—	17,757
International equity securities (d)	—	66,075	—	66,075
Fixed-income securities (e)	—	91,836		91,836
Hedge fund (f)	—	13,424	—	13,424
Real estate (g)	—	—	14,310	14,310
Total investments at fair value	$—	$296,994	$14,310	311,304
Receivables and accrued expenses, net				920
Fair value of plan assets				$312,224

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$97,533	$—	$97,533
Small- and mid-cap U.S. equity securities (c)	—	17,302	—	17,302
International equity securities (d)	—	56,578	—	56,578
Fixed-income securities (e)	—	83,899		83,899
Hedge fund (f)	—	13,066	—	13,066
Real estate (g)	—	—	13,000	13,000
Total investments at fair value	$—	$268,378	$13,000	281,378
Receivables and accrued expenses, net				817
Fair value of plan assets				$282,195
_______________________________________

(a)
Equity and fixed-income securities represent mutual funds managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. The NAV is a practical expedient for fair value and is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not. We have the ability to redeem these equity and fixed-income securities with a one-day notice.

(b)	Invested in the Russell Equity I Fund. The fund seeks returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2012 and 2011, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at

December 31, 2012, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries.

(e)
Invested in the Russell Multi-Manager Bond Fund. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

(f)
The fund seeks to produce high risk-adjusted returns while targeting a low long-term average correlation to traditional markets. The fund invests internationally in a broad range of instruments, including, but not limited to, equities, currencies, convertible securities, futures, forwards, options, swaps, and other derivative products. The fair value of the hedge fund is estimated using the NAV of the investments as a practical expedient for fair value. We have the ability to redeem these investments at NAV within the near term, and they are thus classified within Level 2.

(g)
Invested in the Russell Real Estate Equity Fund. Real estate investments include those in limited partnerships that invest in various domestic commercial and residential real estate projects. The fair values of real estate assets are typically determined by using income and/or cost approaches or a comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions, and the status of the capital markets, and they are thus classified within Level 3. Notwithstanding the above, the variety of valuation bases adopted and quality of management data of the underlying assets means that there are inherent difficulties in determining the value of the investments. Amounts realized on the sale of these investments may differ from the calculated values. We have the ability to redeem the real estate investments with a 110-calendar-day written notice prior to a quarterly trade date.

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the years ended December 31, 2012 and 2011:

	December 31
	2012	2011
	(thousands)
Balance, beginning of year	$13,000	$—
Purchases	—	13,000
Unrealized gain	1,310	—
Balance, end of year	$14,310	$13,000
Cash Flows
On July 13, 2012, we contributed company-owned real property with a carrying value of $6.2 million to the pension plans from two locations in our Building Materials Distribution segment. The pension plans obtained independent appraisals of the properties, and based on these appraisals, the plans recorded the contribution at fair value of $9.8 million.

We are leasing back the contributed properties for an initial term of ten years with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly, with first-year annual rents of $0.8 million and 2% annual escalation rates thereafter. Each lease provides us a right of first refusal on any subsequent sale by the pension plans, as well as repurchase options at the end of the initial term and extension periods. The plans engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plans.

We determined that the contribution of the properties does not meet the accounting definition of a plan asset within the scope of Accounting Standards Codification 715, Compensation — Retirement Benefits. Accordingly, the contributed properties are not considered a contribution for accounting purposes and, as a result, are not included in plan assets and have no impact on the net pension liability recorded on our Consolidated Balance Sheets. We continue to depreciate the carrying value of the properties in our financial statements, and no gain or loss was recognized at the contribution date for accounting purposes. Lease payments are recorded as pension contributions.

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2012, 2011, and 2010, we made cash contributions to our pension plans totaling $8.5 million, $13.6 million, and $3.9 million, respectively. Cash contributions in 2012 include $0.4 million of lease payments. The total cash and real property contributions satisfied U.S. Department of Labor minimum pension contribution requirements for 2012. We expect to contribute approximately $11 million to our pension plans in 2013, of which $9.3 million was contributed in February 2013.

The following benefit payments are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company.

Pension Benefits
(thousands)
2013	$17,918
2014	19,771
2015	21,445
2016	22,809
2017	24,203
Years 2018-2022	136,932

12.    Long-Term Incentive Compensation Plans

Long-Term Incentive Cash Plan

In 2012, 2011, and 2010, key managers participated in a long-term incentive plan (LTIP) that pays awards in cash. The LTIP provided an annual award notice to participants granting them the opportunity to earn a cash award that was based on a target percentage of the participant's base salary and the company's achievement against corporate goals, both of which were set annually. Under the LTIP, the award, if any, is paid in three equal installments due no later than March 15 of the three years following the year the award was granted with continued employment as a precondition for receipt of each award installment. We recognize compensation expense based on the probability of the performance goals being met over the vesting period. We recognized $6.7 million, $2.4 million, and $3.0 million of LTIP expense in 2012, 2011, and 2010, respectively.

Management Equity Agreement

Certain key managers and unaffiliated directors (each a management investor) have purchased or been awarded, pursuant to the terms of separate Management Equity Agreements or Director Equity Agreements (collectively the Equity Plan), equity units in Forest Products Holdings, L.L.C. (FPH) at prices (with respect to Series B Units) that approximated fair value on the date of purchase. Those who purchased the FPH Series B equity units received grants of FPH Series C equity units (profit interests) that represent the right to participate in profits. In addition, FPH has issued Series C equity units to key managers and nonaffiliated directors for no consideration.

Compensation Expense

We did not recognize compensation expense on the date of grant for the Series B equity units, because the fair value of the units issued by FPH was equal to or less than the amount each employee was required to pay. The Series C equity units are accounted for as restricted stock. We recognized compensation expense for the Series C equity units based on the fair value on the date of the grant and/or the award modification date. Compensation expense was recognized ratably over the vesting period for the Series C equity units that vest over time and ratably over the award period for the units that vest based on internal rates of return. During the year ended December 31, 2010, we recognized $1.6 million of compensation expense, which was primarily recorded in "General and administrative expenses." No related compensation expense was recorded in 2012 or 2011, as all equity units were fully vested or forfeited as of December 31, 2010.

Redemption Provisions

The FPH Series B and Series C equity units held by management investors are redeemable at FPH's option upon termination of the management investor's employment (or membership on the company's board of directors) and at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. The Senior Notes and our Revolving Credit Facility contain a restricted payments covenant with a specific exception for equity redemptions up to $5 million in any year, subject to a two-year carryforward and carryback provision that provides an aggregate limit in any one year of $15 million. Additional exceptions to the covenant may also be utilized to permit equity redemptions.

Except in the event of death or disability, BC Holdings believes that the redemption of these units is within its control due to the interlocking boards of FPH and BC Holdings and because FPH was organized solely for the purpose of establishing BC Holdings to complete the Forest Products Acquisition. Repurchases under the Equity Plan have been funded by mirror-image redemptions of Series B and Series C equity units held by FPH in its subsidiaries. The redemption of the FPH Series B and Series C equity units and the expected parallel redemptions of our Series B and Series C equity units are a contingent event outside the employee's control. However, because FPH units are subject to mandatory redemption in an event that is outside BC Holdings' control (death or disability), these units are required to be classified outside of permanent equity on the Consolidated Balance Sheets at fair value as of the grant date and/or award modification date. Accordingly, at December 31, 2012 and 2011, BC Holdings recorded and allocated to us $6.4 million and $8.7 million, respectively, which we recorded in "Redeemable equity" on our Consolidated Balance Sheets.

In the event that a management investor's employment with us is terminated or his service as a director terminates, as the case may be, FPH holds an option, pursuant to the Equity Plan, to reacquire its equity units held by departing management investors at prices provided for in such agreements. FPH did not redeem or repurchase any equity units in 2012, 2011, and 2010.

Activity of Redeemable Equity Units

The following summarizes the activity of the redeemable equity units, based on the fair value of the equity units as of the grant date or the date the awards were modified.

	Series B Equity Units			Series C Equity Units			Total Redeemable Equity
	Units	Weighted Average Grant-Date Fair Value	Amount	Units	Weighted Average Grant-Date Fair Value	Amount
	(thousands, except per-share data)
Balance at December 31, 2010	2,736	$1.00	$2,736	14,425	$0.46	$6,563	$9,299
Allocation of redeemable equity to Stockholder's equity (a)	(214)	1.00	(214)	(710)	0.47	(336)	(550)
Balance at December 31, 2011	2,522	1.00	2,522	13,715	0.45	6,227	8,749
Allocation of redeemable equity to Stockholder's equity (a)	(114)	1.00	(114)	(6,326)	0.35	(2,192)	(2,306)
Balance at December 31, 2012	2,408	$1.00	$2,408	7,389	$0.55	$4,035	$6,443
_______________________________________

(a)
In 2012 and 2011, we reclassified certain redeemable equity units into "Stockholder's Equity" on our Consolidated Balance Sheets. The reclassifications resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of BC Holdings' control.

As of December 31, 2010, all Series B and Series C service-condition equity units were vested, and all compensation expense related to the equity units had been recognized.

13.    Equity

Boise Cascade had issued and outstanding 29,700,000 shares of common stock as of December 31, 2012 and 2011. See Note 16, Subsequent Events, for a discussion of our conversion from a limited liability company to a corporation. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

On February 11, 2013, we closed on our initial public offering by issuing 13,529,412 shares of common stock. As a result of this initial public offering, we received proceeds of approximately $263 million, net of underwriting discounts and offering expenses.
Distributions
In 2012, we made $228.3 million of cash distributions to BC Holdings. In 2011 and 2010, we did not make any cash distributions. Both our senior credit facility and the indenture governing our senior subordinated notes permitted these distributions.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

Accumulated Other Comprehensive Loss
(thousands)
Balance at December 31, 2010, net of taxes	$(40,195)
Defined benefit pension plans, current-period other comprehensive loss	(80,650)
Balance at December 31, 2011, net of taxes	(120,845)
Defined benefit pension plans, current-period other comprehensive loss	(384)
Balance at December 31, 2012, net of taxes	$(121,229)

Registration Rights Agreement

              In connection with our initial public offering, we entered into a registration rights agreement with BC Holdings on February 8, 2013. BC Holdings is entitled to request that the company register its shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be "shelf registrations." BC Holdings is also entitled to participate in certain registered offerings by the company, subject to the restrictions in the registration rights agreement. The company will pay BC Holdings' expenses in connection with BC Holdings' exercise of these rights. The registration rights described in this paragraph apply to (i) shares of our common stock held by BC Holdings as of February 11, 2013, (ii) any of our capital stock (or that of our subsidiaries) issued or issuable with respect to the common stock described in clause (i) with respect to any dividend, distribution, recapitalization, reorganization, or certain other corporate transactions, and (iii) any of our common stock held by Madison Dearborn Capital Partners IV, L.P. (MDCP IV) and its affiliates ("Registrable Securities"). These registration rights are also for the benefit of any subsequent holder of Registrable Securities, provided that any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act, or repurchased by us or our subsidiaries. In addition, with the consent of Boise Cascade and holders of a majority of Registrable Securities, any Registrable Securities held by a person other than MDCP IV and its affiliates will cease to be Registrable Securities if they can be sold without limitation under Rule 144 of the Securities Act.

14.                               Segment Information

We operate our business using three reportable segments: Building Materials Distribution, Wood Products, and Corporate and Other. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments.

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including engineered wood products (EWP), oriented strand board (OSB), plywood, lumber, and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards and home improvement centers that then sell the products to the final end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects.

Our Wood Products segment manufactures and sells EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality is required, such as headers and beams. LVL is also used in the manufacture of engineered I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce plywood, studs, particleboard, and ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. Most of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. During 2012, approximately 38% of Wood Products' overall sales, including approximately 73% of Wood Products' EWP sales, were to our Building Materials Distribution segment.

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We have purchased many of these services from Boise Inc. under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us at cost. See Note 3, Outsourcing Services Agreement, for more information.

The segments' profits and losses are measured on operating profits before interest expense and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the years ended December 31, 2012 and 2011, sales to one customer accounted for $304.9 million and $210.4 million, or approximately 11% and 10%, respectively, of total sales. Sales to this customer were recorded in our Building Materials Distribution and our Wood Products segments. No other customer accounted for 10% or more of total sales.

Export sales to foreign unaffiliated customers were $70.0 million, $57.3 million, and $42.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, 2011, and 2010, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2012	2011	2010
	(millions)
Building Materials Distribution
Commodity	$1,092.7	$835.1	$879.0
General line	794.9	722.0	697.0
Engineered wood products	302.2	220.8	200.6
	2,189.8	1,777.9	1,776.6
Wood Products
Plywood and veneer	324.6	214.5	224.0
Engineered wood products	87.9	92.1	86.5
Lumber	77.4	69.6	67.5
Byproducts	44.6	44.5	33.9
Particleboard	33.1	26.1	28.2
Other	21.8	23.3	24.0
	589.3	470.2	464.0
	$2,779.1	$2,248.1	$2,240.6

An analysis of our operations by segment is as follows:

					Income
					(Loss)			Capital
	Sales				Before	Depreciation		Expendi-
		Related	Inter-		Income	and	EBITDA	tures
	Trade	Parties	segment	Total	Taxes	Amortization	(d)	(a)	Assets
	(millions)
Year Ended December 31, 2012
Building Materials Distribution	$2,189.8	$—	$0.5	$2,190.2	$24.0	$8.8	$32.9	$7.1	$415.7
Wood Products	569.5	19.8	353.9	943.3	55.8	24.4	80.2	22.7	366.1
Corporate and Other	—	—	—	—	(16.7)	0.1	(16.5)	—	54.6
Intersegment eliminations	—	—	(354.4)	(354.4)	—	—	—	—	—
	$2,759.3	$19.8	$—	$2,779.1	63.2	$33.4	$96.6	$29.7	$836.4
Interest expense					(21.8)
Interest income					0.4
					$41.8

					Income
					(Loss)			Capital
	Sales				Before	Depreciation		Expendi-
		Related	Inter-		Income	and	EBITDA	tures
	Trade	Parties	segment	Total	Taxes	Amortization	(d)	(a)	Assets
	(millions)
Year Ended December 31, 2011
Building Materials Distribution (b)	$1,777.9	$—	$1.4	$1,779.4	$2.0	$8.4	$10.4	$10.0	$366.9
Wood Products (b)	451.4	18.8	242.3	712.5	(15.1)	28.4	13.3	29.3	351.6
Corporate and Other	—	—	—	—	(14.5)	0.2	(14.2)	—	184.3
Intersegment eliminations	—	—	(243.7)	(243.7)	—	—	—	—	—
	$2,229.3	$18.8	$—	$2,248.1	(27.5)	$37.0	$9.5	$39.3	$902.8
Interest expense					(19.0)
Interest income					0.4
					$(46.1)

					Income
					(Loss)
	Sales				Before	Depreciation		Capital
		Related	Inter-		Income	and	EBITDA	Expendi-
	Trade	Parties	segment	Total	Taxes	Amortization	(d)	tures	Assets
	(millions)
Year Ended December 31, 2010
Building Materials Distribution (c)	$1,776.6	$—	$1.4	$1,778.0	$11.6	$7.5	$19.1	$12.9	$356.4
Wood Products (c)	438.8	25.3	223.4	687.4	(8.1)	27.1	19.0	22.9	335.3
Corporate and Other	—	—	—	—	(16.3)	0.3	(16.0)	—	260.6
Intersegment eliminations	—	—	(224.8)	(224.8)	—	—	—	—	—
	$2,215.3	$25.3	$—	$2,240.6	(12.8)	$34.9	$22.1	$35.8	$952.2
Interest expense					(21.0)
Interest income					0.8
					$(33.0)
___________________________________

(a)
Capital spending in 2012 for Wood Products includes $2.4 million for the acquisition of a sawmill in Arden, Washington. Capital spending in 2011 for Wood Products includes $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho.

(b)
In 2011, we permanently closed a laminated beam plant in our Wood Products segment, and we recorded the related expense of $1.3 million in "Other (income) expense, net" and $0.4 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Operations for the year ended December 31, 2011. Also, during the year ended December 31, 2011, we recorded $2.0 million of noncash asset write-downs in "Other (income) expense, net," of which $1.2 million was recorded in our Building Materials Distribution segment and $0.9 million was recorded in our Wood Products segment.

(c)
Included $4.6 million of income for cash received from a litigation settlement related to vendor product pricing. We recorded $4.1 million in our Building Materials Distribution segment and $0.5 million in our Wood Products segment.

(d)
EBITDA is defined as income (loss) before interest (interest expense and interest income), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for the limitations of EBITDA by relying on our GAAP results. Our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income (loss) to EBITDA for the consolidated company:

	Year Ended December 31
	2012	2011	2010
	(millions)
Net income (loss)	$41.5	$(46.4)	$(33.3)
Interest expense	21.8	19.0	21.0
Interest income	(0.4)	(0.4)	(0.8)
Income tax provision	0.3	0.2	0.3
Depreciation and amortization	33.4	37.0	34.9
EBITDA	$96.6	$9.5	$22.1

15.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 6, Leases, and Note 9, Debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2012, our total obligation for log and fiber purchases under contracts with third parties was approximately $227 million based on fixed contract pricing or first quarter 2013 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until the transactions occur. In July 2012, there was a change in the ownership of timberlands that serve as a significant source of fiber to our Wood Products segment pursuant to a number of long-term fiber supply agreements. The affected supply agreements remain in place, with our rights and the new owners' obligations under those agreements unchanged. As such, we do not anticipate the ownership transition will negatively affect our operations.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. At December 31, 2012, we had approximately $8.6 million of utility purchase commitments. These payment obligations were estimated either at market prices as of December 31, 2012, or at a fixed price, in each case in accordance with the terms of the related utility contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others.

Boise Cascade and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility, described in Note 9, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade and its wholly owned subsidiary, Boise Finance, issued $250.0 million of 6.375% senior notes due in 2020. At December 31, 2012, $250.0 million of the notes were outstanding. The Senior Notes are guaranteed by each of Boise Cascade's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility, other than Boise Finance. See Note 9, Debt, for more information.

Boise Cascade issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of Boise Cascade Wood Products, L.L.C., with respect to present and future timber sale agreements and several facility and rolling stock leases entered into by such subsidiaries and by Boise Cascade Building Materials Distribution, L.L.C. Boise Cascade's exposure under these agreements is limited to future timber purchases and the minimum lease payment requirements under the agreements. Boise Cascade also enters into guarantees of various raw material or energy supply agreements arising in the ordinary course of business.

All surety bonds and most letters of credit supporting obligations of subsidiaries sold or liabilities assumed by Boise Inc. in connection with the sale of our Paper and Packaging & Newsprint assets in 2008 have been replaced by new surety bonds or letters of credit issued without our credit support. The principal exception is letters of credit supporting workers' compensation obligations assumed by Boise Inc., which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by Boise Inc. We are entitled to an indemnification from the purchaser for liabilities with respect to such letters of credit arising from workers' compensation claims assumed by Boise Inc. and for our costs of maintaining Boise Inc.'s share of any such letter of credit.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2012, we are unable to estimate the maximum potential liability under these indemnifications, and we are not aware of any material liabilities arising from these indemnifications.

16.     Subsequent Events

On February 4, 2013, we converted to a Delaware corporation from a Delaware limited liability company by filing a certificate of conversion in Delaware. The common stock authorized and outstanding, par values, net income (loss) per share amounts, and other per-share disclosures for all periods presented have been adjusted to reflect the impact of this conversion. No shares were dilutive or antidilutive in any period presented.

	Year Ended December 31
	2012	2011	2010
	(thousands, except for per-share data)
Net income (loss)	$41,496	$(46,363)	$(33,297)
Weighted average number of common shares for basic net income (loss) per common share	29,700	29,700	29,700
Incremental effect of dilutive common stock equivalents	—	—	—
Weighted average number of common shares for diluted net income (loss) per common share	29,700	29,700	29,700
Net income (loss) per common share:
Basic	$1.40	$(1.56)	$(1.12)
Diluted	$1.40	$(1.56)	$(1.12)

See Note 13, Equity, for a discussion of our initial public offering subsequent to December 31, 2012.

17.    Quarterly Results of Operations (unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$587.0	$732.9	$764.6	$694.6
Income from operations	$6.2	$20.1	$28.1	$8.6
Net income	$1.7	$15.0	$23.5	$1.3
Net income per common share – Basic and Diluted	$0.06	$0.51	$0.79	$0.04

	2011
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter (b)
	(millions, except per-share amounts)
Net sales	$483.2	$589.4	$628.0	$547.4
Income (loss) from operations	$(14.8)	$(5.3)	$2.1	$(9.1)
Net loss	$(19.0)	$(9.9)	$(3.7)	$(13.8)
Net loss per common share – Basic and Diluted	$(0.64)	$(0.33)	$(0.12)	$(0.46)
_______________________________________

(a)    Included $1.5 million of expense related to the closure of a laminated beam plant in Emmett, Idaho.

Included $1.2 million in noncash asset write-downs.

(b)    Included $0.9 million in noncash asset write-downs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
March 7, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our chief executive officer and chief financial officer. Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act), requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as Rule 13a-15(e) under the Exchange Act defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

We evaluate the effectiveness of our disclosure controls and procedures on at least a quarterly basis. A number of key components in our internal control system assist us in these evaluations. Since the company's inception, we have had a disclosure committee. The committee meets regularly and includes input from our senior management, general counsel, and internal audit staff. This committee is charged with considering and evaluating the materiality of information and reviewing the company's disclosure obligations on a timely basis. Our internal audit department also evaluates components of our internal controls on an ongoing basis. To assist in its evaluations, the internal audit staff identifies, documents, and tests our controls and procedures. Our intent is to maintain disclosure controls and procedures as dynamic processes that change as our business and working environments change.

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the year covered by this Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and well operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We have also designed our disclosure controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Since our formation in October 2004, our business has been managed under the direction of the board of managers of BC Holdings. In anticipation of our initial public offering, the persons indicated below were appointed on February 4, 2013 (except Mr. Richard H. Fleming was elected on February 8, 2013) to serve on our board of directors. References to the board of directors and committees of the board of directors relate to that of BC Holdings prior to February 4, 2013, and to that of Boise Cascade after February 4, 2013. Below is a list of names, ages, and a brief account of the business experience of our executive officers and key members of management and of the persons appointed to serve as our directors, each as of March 1, 2013.

Name	Age	Position
Executive Officers:
Thomas E. Carlile	61	Chief Executive Officer and Director
Wayne M. Rancourt	50	Senior Vice President, Chief Financial Officer, and Treasurer
Stanley R. Bell	66	President, Building Materials Distribution
Thomas A. Lovlien	57	President, Wood Products Manufacturing
John T. Sahlberg	59	Senior Vice President, Human Resources and General Counsel
Kelly E. Hibbs	46	Vice President and Controller
Key Management:
Thomas K. Corrick	57	Senior Vice President, Wood Products Manufacturing
Nick Stokes	55	Senior Vice President, Building Materials Distribution
Dennis R. Huston	60	Vice President of Sales and Marketing, Engineered Wood Products
Daniel G. Hutchinson	61	Vice President of Operations, Wood Products Manufacturing
Directors:
Duane C. McDougall	61	Director and Chairman of the Board
Richard H. Fleming	65	Director
John W. Madigan	75	Director
Christopher J. McGowan	41	Director
Samuel M. Mencoff	56	Director
Matthew W. Norton	34	Director
Thomas S. Souleles	44	Director

Thomas E. Carlile, Chief Executive Officer and Director

Mr. Carlile became our chief executive officer and a director of BC Holdings in August 2009. He became one of our directors in February 2013 in connection with our initial public offering. Mr. Carlile previously served as our executive vice president and chief financial officer from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president and chief financial officer. Mr. Carlile received a bachelor's degree in accounting from Boise State University and completed the Stanford Executive Program. Mr. Carlile is a member of the board of directors of FPH. Mr. Carlile's position as our chief executive officer allows him to advise the board of directors on management's perspective over a full range of issues affecting the company.
Wayne M. Rancourt, Senior Vice President, Chief Financial Officer, and Treasurer

Mr. Rancourt became our senior vice president and chief financial officer in August 2009. Mr. Rancourt previously served as our vice president, treasurer and investor relations from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as vice president and treasurer. Mr. Rancourt received a B.S. degree in accounting from Central Washington University.

Stanley R. Bell, President, Building Materials Distribution

Mr. Bell became our president, Building Materials Distribution, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Building Materials Distribution. Mr. Bell received a B.A. in economics from the University of Utah and an M.B.A. from the University of Utah.
Thomas A. Lovlien, President, Wood Products Manufacturing

Mr. Lovlien became our president, Wood Products Manufacturing, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Wood Products. Mr. Lovlien received a bachelor's degree in accounting and a master's degree in wood technology from Oregon State University.
John T. Sahlberg, Senior Vice President, Human Resources and General Counsel

Mr. Sahlberg became our senior vice president, Human Resources and General Counsel, effective August 2012. Prior to his election as senior vice president, Human Resources and General Counsel, Mr. Sahlberg served as vice president, Human Resources and General Counsel, since January 2011. Prior to that, he served as vice president, Human Resources, from February 2008 to January 2011. Prior to that, he served as director of Human Resources from February 2006 to February 2008. From October 2004 through January 2006, he was the director of labor relations. Mr. Sahlberg received a bachelor's degree in economics from Harvard College and a J.D. from Georgetown University. He is a member of the Idaho State Bar.

Kelly E. Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. Mr. Hibbs previously served as our director of strategic planning and internal audit from February 2008 to February 2011. From October 2004 to February 2008, he served as manager of financial forecasts and projects. Mr. Hibbs received a B.A. in accounting from Boise State University. He is a certified public accountant.
Thomas K. Corrick, Senior Vice President, Wood Products Manufacturing

Mr. Corrick became our senior vice president, Wood Products Manufacturing, effective August 2012. Prior to his election as senior vice president, Wood Products Manufacturing, Mr. Corrick served as senior vice president, Engineered Wood Products, since February 2011. Prior to that, Mr. Corrick served as vice president, Engineered Wood Products, from January 2005 to February 2011. From October 2004 to January 2005, he served as the general manager of Engineered Wood Products. Mr. Corrick received both his bachelor's and master's degrees in business administration from Texas Christian University.
Nick Stokes, Senior Vice President, Building Materials Distribution

Mr. Stokes became our senior vice president, Building Materials Distribution, in February 2011. Mr. Stokes previously served as vice president, Building Materials Distribution, from October 2004 to February 2011. Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.
Dennis R. Huston, Vice President of Sales and Marketing, Engineered Wood Products

Mr. Huston became our vice president of sales and marketing, Engineered Wood Products, in August 2012. Mr. Huston previously served as sales manager of our Engineered Wood Products from 1994 until August 2012. Mr. Huston received a bachelor's degree in political science from the University of Dubuque.
Daniel G. Hutchinson, Vice President of Operations, Wood Products Manufacturing

Mr. Hutchinson became our vice president of operations for Wood Products Manufacturing in August 2012. He previously served as general manager of operations for our Engineered Wood Products business from 2008 to August 2012. From 2007 to 2008, he served as our Engineered Wood Products national accounts manager. Mr. Hutchinson received an M.B.A. from Washington State University and bachelor's degrees in accounting and finance from the University of Idaho.

Duane C. McDougall, Director and Chairman of the Board

Mr. McDougall has served as BC Holdings' board chairman since December 2008 and has been a director of BC Holdings since 2005. He became one of our directors and the chairman of our board of directors in February 2013 in connection with our initial public offering. Mr. McDougall also served as our chief executive officer from December 2008 to August 2009. Prior to joining our company, Mr. McDougall was president and chief executive officer of Willamette Industries, an international paper and forest products company, until its sale in 2002. During his 23-year career with Willamette, Mr. McDougall held numerous operating and finance positions before becoming president and chief executive officer of Willamette. Mr. McDougall received a B.S. in accounting from Oregon State University. Mr. McDougall is also a member of the boards of directors of Cascade Corporation, FPH, The Greenbrier Companies, and StanCorp Financial Group, Inc. Mr. McDougall was a member of the boards of directors of InFocus Corporation and West Coast Bancorp; he no longer serves on these boards. Mr. McDougall's experience as the CEO of a major forest products company provides our board of directors with valuable insight on operational and industry issues.
Richard H. Fleming, Director

Mr. Fleming has served as one of our directors since February 2013. Mr. Fleming was the executive vice president and chief financial officer of USG Corporation from 1999 until his retirement in 2012. USG is a leading manufacturer and distributer of high performance building systems for the construction and remodeling industries. Prior to joining USG, Mr. Fleming was employed by Masonite Corporation, which was acquired by USG in 1984. During his 39-year career with Masonite and USG, Mr. Fleming held various operating and finance positions and was USG’s chief financial officer for approximately 18 years. Mr. Fleming received a B.S. in economics from the University of the Pacific in Stockton, California, and an MBA with finance specialization from the Tuck School of Business at Dartmouth College. Mr. Fleming is a member of the boards of directors of Columbus McKinnon Corporation, Optim Energy, LLC, and in3media, inc. He is also an advisory board member of AlphaZeta Interactive. In June 2001, USG Corp. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. USG Corp. emerged from its Chapter 11 reorganization proceedings as a result of the bankruptcy court’s confirmation of a related plan of reorganization, which became effective on June 20, 2006. Mr. Fleming provides strong finance skills to our board of directors.
John W. Madigan, Director

Mr. Madigan has served as one of BC Holdings' directors since January 2005. He became one of our directors in February 2013 in connection with our initial public offering. In December 2003, Mr. Madigan retired from Tribune Company, where he had served as chairman and chief executive officer since 1996. Tribune Company operates businesses in publishing, interactive media, and broadcasting. Mr. Madigan currently serves as an advisor to Madison Dearborn. Mr. Madigan's experience in directing the operations of a major corporation provides our board of directors with perspective on operating issues. Mr. Madigan holds bachelor's and master's degrees in business administration from the University of Michigan. Mr. Madigan is a member of the board of directors of Gilead Sciences, Inc. Mr. Madigan was a member of the boards of directors of Morgan Stanley and AT&T Wireless; he no longer serves on these boards.
Christopher J. McGowan, Director

Mr. McGowan has served as one of BC Holdings' directors since October 2004. He became one of our directors in February 2013 in connection with our initial public offering. In September 2011, he became a general partner of CJM Ventures, L.L.C., and OPTO Holdings, L.P., and in July 2012 became a controlling member of Content Support Company, LLC. In the spring of 2012, Mr. McGowan served as a faculty advisor to The University of Chicago Booth School of Business and currently serves as Entrepreneur in Residence and Senior Advisor there. From 1999 until 2011, he was employed by Madison Dearborn and served as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn, Mr. McGowan was with AEA Investors, Inc., and Morgan Stanley & Co. Incorporated. Mr. McGowan received a B.A. from Columbia University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. McGowan currently serves on the boards of directors of OPTO International, Inc., FPH, and Smurfit Kappa Group Ltd. (formerly known as Jefferson Smurfit Group). Mr. McGowan also serves on the board of directors of the University of Chicago Laboratory Schools. He is also a member of Hyde Park Angels and serves on their Portfolio Advisory Board as well as Chairman of the Limited Partner Advisory Committee for Hyde Park Venture Partners. Mr. McGowan was a member of the boards of directors of BWAY Holding Company in 2010-2011, the Illinois Venture Capital Association in 2009-2011, and First Wind Partners in 2009; he no longer serves on these boards. Mr. McGowan provides strong finance skills to our board of directors.

Samuel M. Mencoff, Director

Samuel M. Mencoff has served as one of BC Holdings' directors since October 2004. He became one of our directors in February 2013 in connection with our initial public offering. Mr. Mencoff has been employed by Madison Dearborn since 1992 and currently serves as co-CEO. Prior to co-founding Madison Dearborn, Mr. Mencoff was employed by First Chicago Venture Capital for 11 years. Mr. Mencoff has approximately 30 years of experience in private equity investing with a particular focus on investments in the basic industries sector. Mr. Mencoff received an A.B. from Brown University and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Mencoff is a former member of the board of directors of Great Lakes Dredge & Dock Corporation, and he has served on the boards of directors of numerous other public and private companies. He is currently a member of the boards of directors of FPH, Packaging Corporation of America, and Smurfit Kappa Group, Ltd. (formerly known as Jefferson Smurfit Group). Mr. Mencoff is also a member of the board of directors of World Business Chicago, a not‑for‑profit economic development organization based in Chicago, Illinois. Mr. Mencoff provides strong finance skills to our board of directors and valuable experience gained from previous board service.

Matthew W. Norton, Director

Mr. Norton has served as one of BC Holdings' directors since December 2008. He became one of our directors in February 2013 in connection with our initial public offering. Mr. Norton has been employed by Madison Dearborn since 2008 and currently serves as a director. From August 2006 to May 2008, Mr. Norton attended The Wharton School of the University of Pennsylvania. From 2004 to August 2006, he was employed by Madison Dearborn as an associate. From 2001 to 2004, he was employed by Merrill Lynch. Mr. Norton received a B.S. and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Norton was also a member of the board of directors of Boise Inc. until January 2010, and he is a current member of the boards of directors of FPH, CoVant Technologies II, LLC, Fieldglass, Inc., and Taupo Holding, Inc. Mr. Norton provides strong finance skills to our board of directors.
Thomas S. Souleles, Director

Mr. Souleles has served as one of BC Holdings' directors since October 2004. He became one of our directors in February 2013 in connection with our initial public offering. Mr. Souleles has been employed by Madison Dearborn since 1995 and currently serves as a managing director concentrating on investments in the basic industries sector. Prior to joining Madison Dearborn, Mr. Souleles was with Wasserstein Perella & Co., Inc. Mr. Souleles received an A.B. from Princeton University, a J.D. from Harvard Law School, and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Souleles is also a member of the boards of directors of FPH, Packaging Corporation of America, Schrader International, Inc., and Children's Hospital of Chicago Medical Center and of the board of trustees of the National Multiple Sclerosis Society, Greater Illinois Chapter. Mr. Souleles was a member of the boards of directors of Boise Inc., Magellan GP, LLC, Magellan Midstream Holdings GP, LLC, Great Lakes Dredge & Dock Corporation, US Power Generating Company, and BWAY Holding Company; he no longer serves on these boards. Mr. Souleles provides strong finance skills to our board of directors.

Controlled Company

For purposes of the NYSE rules, we are a "controlled company." Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. BC Holdings, which is controlled by FPH, and ultimately, by a fund managed by Madison Dearborn, controls more than 50% of the combined voting power of our common stock and has the right to designate a majority of the members of our board of directors for nomination for election and the voting power to elect such directors following our initial public offering. Accordingly, we are eligible to, and we intend to, take advantage of certain exemptions from corporate governance requirements provided in the NYSE rules. Specifically, as a controlled company, we would not be required to have (i) a majority of independent directors, (ii) a Nominating/Corporate Governance Committee composed entirely of independent directors, (iii) a Compensation Committee composed entirely of independent directors, or (iv) an annual performance evaluation of the Nominating/Corporate Governance and Compensation Committees. Therefore, we do not have a majority of independent directors, our Nominating/Corporate Governance and Compensation Committees do not consist entirely of independent directors, and such committees are not subject to annual performance evaluations; accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the applicable NYSE rules.

The controlled company exemption does not modify the independence requirements for the Audit Committee, and we are in compliance with the requirements of the Sarbanes-Oxley Act and the NYSE rules, which require that our Audit Committee be composed of at least three members, one of whom is independent upon the listing of our common stock on the NYSE, a majority of whom will be independent within 90 days of the date of our prospectus, and each of whom will be independent within one year of the date of our prospectus.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. Prior to our initial public offering, which was consummated on February 11, 2013, we were a privately held company with no class of equity securities registered pursuant to Section 12 of the Exchange Act. Our directors and officers were not required to file with the SEC any such reports, and as a result, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors were met.
Board Composition
Our board of directors consists of eight directors. The authorized number of directors may be changed by resolution of our board of directors. Vacancies on our board of directors can be filled by resolution of our board of directors. Our board of directors is divided into three classes, each serving staggered, three-year terms:

•	Our Class I directors are Thomas E. Carlile and Duane C. McDougall, and their terms will expire at the 2014 annual meeting of stockholders;

•	Our Class II directors are Richard H. Fleming, Christopher J. McGowan, and John W. Madigan, and their terms will expire at the 2015 annual meeting of stockholders; and

•	Our Class III directors are Samuel M. Mencoff, Matthew W. Norton, and Thomas S. Souleles, and their terms will expire at the 2016 annual meeting of stockholders.
As a result, only one class of directors are elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms.
We entered into a Director Nomination Agreement with BC Holdings on February 11, 2013, that provides BC Holdings the right to designate nominees for election to our board of directors for so long as BC Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. MDCP IV may cause BC Holdings to assign its designation rights under the Director Nomination Agreement to MDCP IV or to an MDCP IV affiliate so long as MDCP IV and its affiliates are the beneficial owners of 50% or more of BC Holding's voting equity interests.
The number of nominees that BC Holdings is entitled to designate under this agreement will bear the same proportion to the total number of members of our board of directors as the number of shares of common stock beneficially owned by BC Holdings bears to the total number of shares of common stock outstanding, rounded up to the nearest whole number. In addition, BC Holdings shall be entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of the director's term regardless of BC Holdings' beneficial ownership at such time. BC Holdings shall also have the right to have its designees participate on committees of our board of directors proportionate to its stock ownership, subject to compliance with applicable law and stock exchange rules. This agreement will terminate at such time as BC Holdings owns less than 10% of our outstanding common stock.
Messrs. Madigan, McGowan, Mencoff, Norton, Souleles, and Fleming were appointed as the initial nominees of BC Holdings to our board of directors in accordance with the terms of the Director Nomination Agreement.
Committees of the Board of Directors
The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. Each of the committees report to the board of directors as they deem appropriate and as the board may request. The composition, duties, and responsibilities of these committees are set forth below.
Audit Committee
The Audit Committee is responsible for, among other matters: (1) appointing, retaining, and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm's qualifications, independence, and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters; and (6) reviewing and approving related-person transactions.
Our Audit Committee consists of Messrs. Fleming, Madigan, and McGowan. We believe that each member of our Audit Committee qualifies as an independent director according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. McGowan qualifies as our "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K. Our board of directors adopted a written charter for the Audit Committee, which is available on our corporate website at www.bc.com. Our website is not part of this Form 10-K.
Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans, and programs; (2) reviewing and approving the compensation of our directors, chief executive officer, and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans.

Our Compensation Committee consists of Messrs. Madigan, McDougall, Mencoff, and Souleles. Our board of directors adopted a written charter for the Compensation Committee, which is available on our corporate website at www.bc.com. Our website is not part of this Form 10-K.

Corporate Governance and Nominating Committee
Our Corporate Governance and Nominating Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board's duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.
Our Corporate Governance and Nominating Committee consists of Messrs. Carlile, McDougall, Norton, and Souleles. Our board of directors adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.bc.com. Our website is not part of this Form 10-K.
Compensation Committee Interlocks and Insider Participation
During 2012, no officer or employee served as a member of BC Holdings' Compensation Committee, except for Mr. McDougall, who was employed by the company to act as the chairman of its board of directors until his resignation from employment effective December 31, 2012. See "Director Compensation" in "Item 11. Executive Compensation" of this Form 10-K for a description of Mr. McDougall's employment agreement. None of our executive officers currently serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee or as a director of any entity that has one or more executive officers serving on our Compensation Committee.
Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate from time to time.
Risk Oversight
Our board of directors oversees the risk management activities designed and implemented by our management. The board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations, and capital structure. In addition, the board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.
Our board of directors delegates to the Audit Committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise-level risk.

Family Relationships
There are no family relationships among any of our executive officers or any of our directors.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.bc.com by clicking on About Boise Cascade and then Code of Ethics. Our website is not part of this Form 10-K. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer and financial and accounting officers by posting the required information on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Named Executive Officers

Our Named Executive Officers for 2012 and the positions they held with the company as of December 31, 2012, are:

Thomas E. Carlile - Chief Executive Officer
Wayne M. Rancourt - Senior Vice President, Chief Financial Officer, and Treasurer
Stanley R. Bell - President, Building Materials Distribution
Thomas A. Lovlien - President, Wood Products Manufacturing
John T. Sahlberg - Senior Vice President, Human Resources and General Counsel

Throughout this "Item 11. Executive Compensation" the term "Named Executive Officer" is intended to refer to the individuals identified above. The term "Officer" is intended to refer to those executive officers holding the title of Vice President, Senior Vice President, President, or Chief Executive Officer, all of whom are identified in "Item 10. Directors, Executive Officers, and Corporate Governance" of this Form 10-K.

Summary of Key Events

The major compensation events affecting our Named Executive Officers during 2012 were as follows:

1. In February 2012, the Compensation Committee confirmed the long-term incentive plan (LTIP) awards for 2011 calculated under the terms of the plan and directed payment of the initial installment of the 2011 awards. In addition, in February 2012, Award Notices for the 2012 iteration of the plan were approved by the committee. In February 2013, the Compensation Committee confirmed the LTIP awards for 2012 calculated under the terms of the plan and directed payment of the initial installment of the 2012 awards.

2. In February 2012, the Compensation Committee approved award payments to our Named Executive Officers and other participants for amounts earned under our annual, short-term Incentive and Performance Plan (STIP) for the 2011 plan year. The committee also approved issuance by the company of Award Notices under the plan, which established the criteria for 2012 awards for our Named Executive Officers and other participants in the plan. In February 2013, the committee approved award payments to our Named Executive Officers and other participants for amounts earned under the STIP for the 2012 plan year and approved issuance of Award Notices under the plan, which establish the criteria for 2013 awards to our Named Executive Officers and other participants in the plan.

3. Effective August 1, 2012, the Compensation Committee approved salary increases for existing officers and promoted Mr. Sahlberg to Senior Vice President, Human Resources and General Counsel.

4. Effective December 31, 2012, Mr. McDougall resigned as an employee of the company but remains nonemployee Chairman of the Board.

Executive Compensation Program Objective

Our Compensation Committee's overall objective for our Named Executive Officers' compensation is to establish a package that will:

•
Provide aggregate compensation that reflects the market compensation for executives with similar responsibilities with due adjustment to reflect the experience, performance, and other distinguishing characteristics of specific individuals.

•	Align compensation with the company's performance on both a short-term and long-term basis;

•	Link each Named Executive Officer's compensation to his performance and the areas for which he is responsible;

•	Attract, motivate, reward, and retain the broad-based management talent critical to achieving the company's business goals; and

•	Align the interests of our Named Executive Officers with those of our equity owners through their ownership of equity interests of the company.

What the Compensation Program Is Designed to Reward

The compensation program as a whole is designed to provide a base level of compensation that will attract and retain the broad-based management talent the Compensation Committee believes is essential to achieving the company's strategic objectives and to reward, with short-term and long-term compensation, performance by its Named Executive Officers that maintains and creates value for our equity investors. Although we anticipate that the specific details of our executive compensation and benefits may be altered from time to time to reflect our corporate structure, economic conditions, changes in the market for executive talent, our business strategies, and regulatory changes, the overall objective of our compensation and benefits package will remain substantially the same over time.

Use of Market Data to Determine Amount and Allocation of Compensation

The compensation committee believes that an important criterion for the determination of the aggregate value of the company's compensation program and the allocation of such value among the various elements of its compensation plans is market data on the amounts, allocations, and structures utilized by similarly situated companies for positions of comparable responsibility.

Management and the Compensation Committee have historically utilized compensation and benefits surveys to ascertain market levels of aggregate compensation and the allocation of that compensation among specific compensation elements for its Named Executive Officers. Aggregate compensation and each of the major elements (base salary, STIP compensation, and LTIP compensation) for the company's Named Executive Officers had been targeted at the 50th percentile of the surveyed companies. However, the specific aggregate compensation (and the allocation thereof among the elements of such total compensation) paid to any of our Named Executive Officers may be below or above the 50th percentile target levels, depending on subjective judgments made by the Compensation Committee based on factors such as the specific Officer's tenure with the company and in his position, responsibilities that vary from the benchmark position, and historical performance in the job.

In 2011, the committee retained the services of Frederic W. Cook & Co. (Frederic Cook), a compensation consultant, to prepare a comprehensive analysis of the company's compensation packages for its Named Executive Officers and to compare the specific elements of compensation and the aggregate value with a group of peer companies selected by the consultant. The peer companies consisted of Ainsworth Lumber Co.; Associated Materials Incorporated; Beacon Roofing Supply, Inc.; BlueLinx, Inc.; Builders FirstSource, Inc.; Canfor Corporation; Eagle Materials, Inc.; International Forest Products Corporation; Louisiana-Pacific Corporation; Norbord Ltd.; Nortek, Inc.; Ply Gem Holdings, Inc.; Simpson Manufacturing Company, Inc.; Universal Forest Products, Inc.; and West Fraser Timber Co. Ltd. Based on revenues, EBITDA, market capitalization, enterprise value, and one-year and three-year annualized shareholder return data of the company and the selected peer companies, Frederic Cook concluded that the company's enterprise value and estimated market capitalization were generally in the median range. In 2011, the aggregate compensation paid to each of Messrs. Bell and Lovlien was above the 50th percentile target levels in light of their respective years of experience in the positions in which they serve. The aggregate compensation paid to Messrs. Carlile, Sahlberg, and Rancourt was at or beneath such 50th percentile target levels in light of their respective experience levels in the positions in which they serve, each of which was less than that of Messrs. Bell and Lovlien. The Compensation Committee used the results of this study, along with the continuing depressed conditions in our product markets, to guide it in determining not to make any changes in Named Executive Officer compensation in 2011. The committee used the 2011 Frederic Cook study as the basis for the salary increases approved in July 2012 given the company's improved business performance.

Executive Compensation Program Elements

The five elements of the company's executive compensation program are:

•	Base salary;

•	STIP;

•	Discretionary bonus awards;

•	LTIP; and

•	Other compensation and benefit plans.

Role of Management in Setting Executive and Director Compensation
As described above, the Compensation Committee increased the compensation of executives in 2012. Management did not participate in that decision. The company's Chief Executive Officer makes recommendations to the Compensation Committee with respect to performance targets for the company's STIP and LTIP. All decisions with respect to such targets are approved by the Compensation Committee. Management does not participate in setting director compensation.
Base Salary

The company provides a base salary to Officers to attract and retain talented and experienced individuals to provide management and leadership services to the company.

The committee customarily reviews base salaries for Named Executive Officers annually and at the time of promotions or other changes in responsibilities. Because of the extreme adverse conditions in the company's product markets for the years prior to 2012 covered in this filing, the Compensation Committee had not approved a general wage increase for the Named Executive Officers until 2012. In prior years, the committee had approved the following changes to reflect promotions: a promotional increase was granted to Mr. Rancourt when he became Senior Vice President, Chief Financial Officer, and Treasurer in 2009, and one was granted to Mr. Carlile when he became Chief Executive Officer in 2009. The Compensation Committee arrived at the base salaries granted Mr. Carlile and Mr. Rancourt on the basis of a comparative analysis of the base salaries accorded their predecessors, along with their relative levels of experience and the current structure of the company, rather than a comprehensive review of new market data.

STIP

The STIP is designed to recognize and reward the contributions that Named Executive Officers and other participants have made to the company's annual performance. The plan does this by linking a portion of the annual cash compensation of each participant to performance measures that are expected to positively affect the company's annual financial performance. We offer this plan to encourage and reward conduct that will lead to better performance of our businesses as measured by the criteria used for determining award amounts. Each individual's participation in the plan, along with the criteria for calculation of the payout to such participant, is established annually by action of our Compensation Committee and communicated to the participants in a STIP Award Notification (Award Notice). A determination of the amount payable under the plan on account of the year is made by the Compensation Committee, and the resulting payments (Awards) are made to participants.

2012 STIP Compensation

For 2012, each of our Named Executive Officers participated in the STIP. The plan provided for Awards to be calculated as a percentage of base salary, based on the extent to which the financial goals and performance objectives were met during the year, and on the exercise of the Compensation Committee's discretion. The 2012 annual incentive Award targets for our Named Executive Officers were as follows:

Officer	Target Award as a Percentage of Base Salary

Thomas E. Carlile	100%

Wayne M. Rancourt	55%

Stanley R. Bell	55%

Thomas A. Lovlien	55%

John T. Sahlberg (1)	49%
_______________________________________

(1)
The BC Holdings Compensation Committee increased Mr. Sahlberg's 2012 STIP target as a percentage of base compensation from 45% to 55% effective August 1, 2012, when he was promoted to a senior vice president. His target was prorated to determine his 2012 STIP Award.

The actual Awards may be less than or greater than the target incentive amounts depending on the achievement of predetermined financial goals and performance objectives and the exercise of the Compensation Committee's discretion. Awards for each Officer ranges from a threshold of 25% of the target Award through a maximum of 225% of the target Award, depending on financial goals achieved for 2012. The dollar amount of the threshold, target, and maximum Award payable to each of our Named Executive Officers is set out in the table found under "Grants of Plan-Based Awards" in this "Item 11. Executive Compensation" of this Form 10-K.

The annual financial goals required for each of our Named Executive Officers under our 2012 STIP were as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $ or %	Requirement For Target Payment $ or %	Requirement For Maximum Payment $ or %
		(in millions, except PRONWC)
Thomas E. Carlile	100% Corporate EBITDA	$5	$50	$135

Wayne M. Rancourt	100% Corporate EBITDA	5	50	135

Stanley R. Bell	25% Corporate EBITDA	5	50	135
	37.5% BMD Division EBITDA	10	30	70
	37.5% BMD Division PRONWC	1.0%	11.3%	24.0%

Thomas A. Lovlien	25% Corporate EBITDA	5	50	135
	75% Wood Products Division EBITDA	10	40	90

John T. Sahlberg	100% Corporate EBITDA	5	50	135

EBITDA means earnings before interest (interest expense and interest income), income taxes, and depreciation and amortization at the corporate or division level as indicated in the table above and adjusted in each case for special items. PRONWC means pretax return on net working capital. It is calculated by dividing Building Materials Distribution segment net operating income by the segment's average net working capital reported as of each month-end during a 13-month period running from December 2011 through December 2012, adjusted in each case for special items. The Compensation Committee believes that EBITDA adjusted for special items represents a financial measure that closely approximates the value delivered by management to the company's equity owners and is a key measure of performance frequently used by the company's debt holders. The Compensation Committee included PRONWC as a portion of Mr. Bell's performance criteria because it reflects his division's control of its working capital, which is a critical financial measure in our distribution business. In 2012, the Corporate EBITDA, Building Materials Distribution EBITDA, and Wood Products EBITDA were $96.6 million, $32.9 million, and $80.2 million, respectively, resulting in aggregate payments to each of our Named Executive Officers ranging from 1.26 to 1.93 times target under the STIP for 2012.

At the board meeting in February 2013, both our board of directors and our Compensation Committee confirmed the payment to each of our Named Executive Officers of an Award that was calculated in accordance with the plan's metrics. The amounts approved by the committee for payment to each of the Named Executive Officers pursuant to the 2012 plan are reported in the column titled Non-Equity Incentive Plan Compensation in the Summary Compensation Table.

2013 STIP Compensation

At the board meeting in February 2013, both the board and the Compensation Committee approved the details of the company's 2013 STIP. At the time of adoption in February 2013, no changes were made to the plan document or the methods for calculating the financial criteria to be used in determining each Named Executive Officer's Award under the plan.

2012 Bonus Payments

From time to time, the company may elect to grant a discretionary bonus to one or more of the Officers or other employees to recognize and reward exemplary performance providing value to the company that is not recognized by the structure of the company's STIP. These bonus payments are not governed by any formal plan, and no Officer has any contractual entitlement or expectation of any such payment. The amount and timing of the grant of any such bonus to Named Executive Officers are determined by the Compensation Committee at its sole discretion. No ad hoc bonuses were paid to any of our Named Executive Officers as compensation for 2012.

Long-Term Incentive Compensation (Management Equity Plan and LTIP)

We have two long-term incentive plans that are included in the compensation information for our Named Executive Officers: the Management Equity Plan (MEP) and the 2010, 2011, and 2012 LTIP programs. The MEP ended on December 31, 2010, as discussed below. As a result, no Named Executive Officer received any compensation from the MEP plan in 2011 or 2012. The LTIP ended on December 31, 2012. The Boise Cascade board of directors approved an incentive compensation plan in connection with our initial public offering, which replaces the LTIP, as further discussed under "2013 Incentive Plan" in this "Item 11. Executive Compensation."

MEP

In 2004, shortly after the completion of our acquisition of the forest products and paper assets of OfficeMax (the Forest Products Acquisition), FPH, our indirect controlling stockholder, offered members of management (Management Investor) an opportunity to purchase equity interests in FPH. In 2006 and 2009, FPH issued units to a limited group of individuals, including two of our directors. The terms of the FPH equity interests held by management are governed by a series of Management Equity Agreements between FPH, Madison Dearborn, and each of the Management Investors, which collectively constitute the "MEP."

The MEP contains many of the features typical of an investor rights agreement for a closely held company. FPH may, but is not required to, purchase from the Management Investor his or her equity units upon termination of the Management Investor's employment with the company (or service on the board of directors) at a formula price intended to approximate the fair market value of the equity units being repurchased (with due allowance for the relevant participation threshold applicable to Series C equity units). A Management Investor may require FPH to exercise its option to repurchase his or her equity units upon termination of employment with the company (or service on its board of directors) only if such termination arises from either (i) the death or permanent disability of the Management Investor or (ii) the sale of a division of the company.

LTIP

In October 2009, our Compensation Committee adopted the LTIP that was in place for 2012, 2011, and 2010. The terms of the LTIP contemplated the annual grant to participants by the company of an opportunity to earn a cash Award conditioned upon achievement of specified financial goals established by the Compensation Committee. The plan provided that the identity of participants and the terms under which each year's Award were to be calculated and paid were to be set by the Compensation Committee and communicated to participants in an Award Notice, with the resulting payments calculated by the Compensation Committee once the company's performance against the relevant financial criteria was determined.
In February 2012, the Compensation Committee approved Award Notices under the LTIP for a group of the company's senior managers, including each of its Named Executive Officers. The Award Notices enabled each such Officer an opportunity to earn a cash Award determined on the basis of a target percentage of the Officer's base salary (as specified in the Award Notice) and the company's 2012 achievement against corporate EBITDA goals set forth in the Award Notice. The

Award for each Officer ranges from a threshold of 50% of the target Award through a maximum of 200% of the target Award, depending on corporate EBITDA achieved for 2012. Although the amount of the Award was determined on the basis of the company's 2012 financial performance, the resulting Award will be paid in three equal installments, which will be payable no later than March 15, 2013, 2014, and 2015. To earn each installment of the Award, a participant must remain an employee of the company through December 31 of the year preceding the due date of the payment, provided that participants who are retirement-eligible or who in fact retire prior to such vesting dates will nonetheless be treated as fully vested in all three installments. If, in any plan year, the company and its service providers are subject to the provisions of Internal Revenue Code Section 457A, participants who meet the plan's definition of "retirement eligible" will receive an accelerated distribution (the Section 457A Accelerated Payment) equal to 40% of the deferred installments of the Award for such plan year. The purpose of this accelerated payment of a portion of the deferred installments is to enable such participants to pay taxes on the imputed income for the deferred installments, which Internal Revenue Code Section 457A imposes on the deferred installments. Plan participants are retirement‑eligible if they are: 1) age 62 or older and have ten years of service or 2) are age 65 or older.
In considering the LTIP and the 2012 Award Notices, the Compensation Committee recognized that management's ownership of Series B and Series C equity units under the Management Equity Plan will continue to provide an incentive that aligns management's interests with those of the company's equity owners. However, it also recognized that with the expiration of the vesting provisions of that structure, an additional long-term incentive component was required to maintain competitive compensation levels, provide a retention incentive, and provide adequate alignment of management's and equityholders' interests.
The target Awards for 2012, expressed as a percentage of base salary, for each of our Named Executive Officers are disclosed in the table below:

Officer	Target Award as a Percentage of Base Salary

Thomas E. Carlile	100%
Wayne R. Rancourt	50%
Stanley R. Bell	50%
Thomas A. Lovlien	50%
John T. Sahlberg	50%

The annual financial goals required for each of our Named Executive Officers under our 2012 LTIP were as follows:

Officer	Financial Criteria	Requirement For Threshold Payment $	Requirement For Target Payment $	Requirement For Maximum Payment $
		(in millions)
Thomas E. Carlile	100% Corporate EBITDA	$10	$60	$150

Wayne M. Rancourt	100% Corporate EBITDA	10	60	150

Stanley R. Bell	100% Corporate EBITDA	10	60	150

Thomas A. Lovlien	100% Corporate EBITDA	10	60	150

John T. Sahlberg	100% Corporate EBITDA	10	60	150

EBITDA means earnings before interest (interest expense and interest income), income taxes, and depreciation and amortization as indicated in the table above and adjusted in each case for special items. The Compensation Committee believed that EBITDA adjusted for special items represented a financial measure that closely approximated the value delivered by management to the company's equity owners and was a key measure of performance frequently used by the company's debt holders. Corporate EBITDA was $96.6 million in 2012, resulting in aggregate payments to each of our Named Executive Officers equal to 141% of target under the LTIP for such year.

In February 2013, Awards, calculated in accordance with the metrics of the LTIP and the 2012 Award Notices and the company's 2012 financial performance, were confirmed by the board of directors and the Compensation Committee, and payments of initial installments of such 2012 Awards were authorized. In addition, payments of Section 457A Accelerated Payments to a Named Executive Officer who was retirement-eligible were authorized. The amount of such payment authorized for the Named Executive Officer is disclosed in the column titled "Non-Equity Incentive Plan Compensation" in the "Summary Compensation Table" and the explanatory footnote to such column.

Other Compensation and Benefit Plans

The company's Named Executive Officers receive additional compensation in the form of payments, allocations, or accruals under various other compensation and benefit plans. These plans and benefits, which are described below, are provided to ensure that we are providing an aggregate compensation and benefits package that is competitive in the marketplace, thereby ensuring that we can attract and retain the management talent needed to achieve the company's strategic objectives.

Defined Benefit Pension Benefits
We maintain a frozen defined benefit pension plan, referred to as the Salaried Pension Plan (SPP), as well as frozen supplemental pension plans for certain salaried employees, including each of the Named Executive Officers.
Our SPP entitles each vested employee to receive an annual pension benefit at normal retirement age equal to 1.25% of the average of the highest five consecutive years of compensation out of the last ten years of employment through December 31, 2009, multiplied by the participant's years of service through December 31, 2003, plus 1% of the average of such benchmark compensation level multiplied by the participant's years of service from December 31, 2003, through December 31, 2009. Under the SPP, "compensation" is defined as the employee's taxable base salary plus any taxable amounts earned under our annual variable incentive compensation programs. Benefits are computed on a straight‑line annuity basis and are not offset by Social Security or other retirement‑type benefits. An employee is 100% vested in his or her pension benefit after five years of unbroken service. Our Compensation Committee froze the company's salaried pension plans effective December 31, 2009. Accordingly, no further benefits have been earned under this plan since that date.
If prior to the freezing of the SPP, an employee earned income in excess of the limits provided under the Internal Revenue Code for qualified plans, or if income was deferred under the company's deferred compensation plan and not taxed (and therefore not counted for purposes of the benefit amount calculation under the qualified SPP), the excess benefits will be paid from the company's general assets under our unfunded, nonqualified Supplemental Pension Plan (SUPP). Because the benefit definition in the SUPP is derivative of that contained in the SPP described above, the benefit freeze adopted for the qualified plan at year‑end 2009 effected a similar freeze in further benefit accruals as of such date under the SUPP.
Under our unfunded, nonqualified Supplemental Early Retirement Plan (SERP), an Officer is eligible for benefits under the plan if he or she: (i) was an Officer of OfficeMax immediately prior to Madison Dearborn's acquisition of the forest products and paper assets from OfficeMax (the Forest Products Acquisition); (ii) is 55 years old or older (or 58 years old or older for Officers elected on or after June 1, 2004, and before October 29, 2004); (iii) has ten or more years of service; (iv) has served as an Officer for at least five full years; and (v) retires before the age of 65. Eligible Officers retiring prior to age 65 receive an early retirement benefit from the SERP which, in combination with their benefit under the SPP and the SUPP, equals the benefit calculated under the SPP and the SUPP without reduction due to the Officer's early retirement. Because the benefit definition in the SERP is derivative of that contained in the SPP described above, the benefit freeze adopted for the qualified plan at year‑end 2009 effected a similar freeze in further benefit accruals as of such date under the SERP. Benefits payable under the SERP are offset in part by benefits payable under a similar plan maintained by OfficeMax. Messrs. Carlile and Lovlien are currently eligible for early retirement under the SERP. Mr. Rancourt will become eligible for benefits under the SERP when he reaches age 58. Mr. Bell's age permits him to retire with unreduced benefits under our SPP and the SUPP, and accordingly, he does not participate in the SERP.
Changes in the aggregate defined benefit pension present values for each of our Named Executive Officers are disclosed in footnote 5 to the "Summary Compensation Table," and the present value of accumulated benefits at December 31, 2012, under each such plan is disclosed with respect to each Named Executive Officer in the table found under the heading "Pension Benefits" of "Compensation Discussion and Analysis."

401(k) Plan

The company maintains a 401(k) defined contribution savings plan for all of its U.S. salaried employees, including its Named Executive Officers. Under the plan, eligible employees electing to participate may contribute up to 50% of their pretax income, subject to Internal Revenue Service (IRS) rules limiting an individual's total contributions and the application of IRS tests designed to ensure that the plan does not discriminate in favor of highly compensated employees.

Since March 1, 2010, the company has provided a contribution to each salaried employee's 401(k) account for each pay period in an amount equal to 4% of the employee's eligible wages (base salary and short‑term incentive compensation) for such period. In years in which the company's EBITDA exceeds targets specified by the board of directors, the company may make additional discretionary contributions in an amount equal to 2%, 3%, or 4% of the employee's wages, depending on the affected employee's number of service years. Further, the plan allows for an additional discretionary contribution of 1% for achieving a second, higher EBITDA target, also determined by the board of directors. No discretionary contributions were made for the years 2010 and 2011. However, the company made discretionary contributions in January 2013 for 2012 based on achieving both EBITDA target levels set by the board of directors. Amounts in excess of IRS annual limitations on company contributions to qualified defined contribution retirement plans are paid to participants as taxable cash compensation. All of our Named Executive Officers participate in the plan.

Amounts deferred under this plan by Named Executive Officers are included in the salary disclosure in the "Summary Compensation Table," and amounts contributed to the account of a Named Executive Officer under the plan are included in the "All Other Compensation" disclosure in the "Summary Compensation Table."

Nonqualified Deferred Compensation

Our Deferred Compensation Plan is an unfunded nonqualified defined contribution plan that was closed to further participation on December 31, 2009, as discussed below. Under the plan, participating employees irrevocably elected each year to defer receipt of a portion of their base salary and incentive compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. Each of our Named Executive Officers is a participant in our Deferred Compensation Plan.

During 2009, management determined that the Deferred Compensation Plan was affected by the company's status as a disqualified entity under Internal Revenue Code Section 457A. As a result, the committee voted to modify the Deferred Compensation Plan to provide that for so long as the company remains a disqualified entity under Section 457A, no further compensation deferrals will be made under the plan. The company has determined that it remains a disqualified entity for 2012. As a result, no further compensation was credited by the company to participant accounts during 2012, except for earnings on account balances as they existed on January 1, 2012.

Amounts deferred under this plan by, or contributed to the account under the plan in years prior to the suspension of deferrals and contributions because of Internal Revenue Code Section 457A, any of our Named Executive Officers are disclosed in the "Summary Compensation Table."

Agreements With, and Potential Payments to, Named Executive Officers

The company does not have employment agreements with any of its Named Executive Officers other than the limited agreements described below:

Severance Agreements With Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg

Boise Cascade entered into severance agreements with each of its Named Executive Officers in February 2008, including Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg, to maintain operating continuity in the event of a change of control. The severance agreements are effective for three years, provided that on the second anniversary and each anniversary thereafter, the term of each severance agreement is automatically extended for an additional year unless the company gives 60 days' prior notice stating otherwise. Notice was not given prior to the anniversary date in February 2013. Accordingly, the term of such agreements has now been extended to February 22, 2015. Mr. Sahlberg entered into a new severance agreement in August 2012 in connection with his appointment as our senior vice president, Human Resources and General Counsel in the same month. The company entered into revised severance agreements with each of its Named Executive Officers in December 2012 solely to bring the agreements into technical compliance with Internal Revenue Code Section 409A.

The severance agreements provide that in the event of a "qualifying termination" (meaning any termination with the exception of (i) a termination by the company for cause or disability, (ii) a termination by the employee other than for good reason (as described in the severance agreement), or (iii) termination as a result of the employee's death), an employee will be entitled to receive (a) his or her full base salary through the date of termination, a short-term incentive plan payment for the year of termination based on the plan's actual payout for the year and prorated to reflect the portion of the year expired, and all other compensation to which he or she is then entitled; (b) a lump‑sum severance payment equal to one or two times the sum of such employee's annual base salary plus target annual incentive bonus for the year in which the termination occurs; and (c) a lump‑sum amount equal to the value of such employee's unused and accrued time off, less any advanced time off, in accordance with the applicable time off policy in effect on the termination date. Additionally, the severance agreements provide, in the event of a qualifying termination, for full maintenance of healthcare and insurance benefits for a period of 12 or 18 months following the termination date (subject to payment of required contributions), payment of the premium under the company's Supplemental Life Plan for 12 or 24 months following the termination date, and if applicable, receipt of the monthly benefit that such employee would have been entitled to receive under the SERP as if such employee had satisfied the age and service requirements under the SERP as of his or her termination date. The higher levels of severance benefits are generally reserved for those officers at the level of senior vice president and higher (Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg).
The severance agreements provide that in the event of a termination that is not a qualifying termination, such employee will be entitled to receive his or her full base salary through the date of termination, plus all other compensation to which he is then entitled. In the event of a failure to perform duties as a result of incapacity due to physical or mental illness or injury, such employee will be entitled to continue to receive his full base salary until such time as his employment is terminated due to disability. No severance payments or continuation of healthcare benefits beyond the date of termination are provided for under such circumstances.
In consideration of the severance payments described above, each severance agreement contains, with respect to each employee party thereto, confidentiality and nonsolicitation provisions, as well as a provision for general release of all claims against the company and its affiliates, as a condition of payment of benefits under the severance agreement.
Retention Agreements With Messrs. Bell, Lovlien, and Carlile
In August 2009, Boise Cascade entered into Retention Award Agreements with Messrs. Bell and Lovlien to help maintain experienced management during the economic downturn. Each of these agreements provided that the officer might, by maintaining his employment with Boise Cascade through a specified vesting date, earn a cash award equal to his base salary at the time of vesting of the award. The vesting date specified in the agreements was October 31, 2011, for Mr. Bell and December 31, 2012, for Mr. Lovlien. Each agreement provided that if the individual's employment terminated prior to the vesting date due to death or permanent disability, a prorated award would vest on and be payable within 90 days after such termination and that if employment is terminated due to a sale, merger, reorganization, or restructuring of all or part of Boise Cascade or a reduction in force or the sale or closure of the division which such officer heads, or for reasons other than a disciplinary reason, the full amount of the award will vest upon such termination and be payable within 90 days thereafter. Mr. Bell's agreement expired on October 31, 2011, and he was paid under the terms of that agreement, as shown in the "Bonus" column in the "Summary Compensation Table." Mr. Lovlien's agreement expired on December 31, 2012, and he was paid under the terms of that agreement, as shown in the "Bonus" column in the "Summary Compensation Table."
In September 2011, Boise Cascade entered into a three-year Retention Award Agreement with Mr. Carlile to create an additional economic incentive for Mr. Carlile to remain our Chief Executive Officer and to help provide for an orderly leadership transition at a later date. The terms of Mr. Carlile's agreement were the same as the October 2009 retention agreements detailed above, with the exceptions that Mr. Carlile's agreement runs through September 30, 2014, and the agreement provides he receive an additional payment equal to his average STIP payouts over the three years prior to the vesting date of the agreement.
Salaried Employee Life Insurance Plan and Supplemental Life Plan
The company maintains two plans under which company‑paid life insurance is made available to its Officers. Under its Salaried Employee Life Insurance Plan, the company provides, at its expense during each salaried employee's period of employment, life insurance in an amount equal to the employee's base salary. Messrs. Rancourt and Sahlberg participate in this plan.
Messrs. Carlile, Bell, and Lovlien participate in our Officers' Supplemental Life Plan, under which a company‑paid life insurance benefit during employment is provided in an amount equal to two times the Officer's base salary. The plan also provides a postretirement life insurance benefit for such Officers equal to one times their final base salary (less any amount payable under the company's paid group term life insurance program).

Amounts paid by the company for the coverage provided to each of our Named Executive Officers is reported in the column titled "All Other Compensation" in the "Summary Compensation Table."
2013 Incentive Plan
In connection with our initial public offering, we adopted the 2013 Incentive Plan (2013 Incentive Plan). The 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock‑based awards, other cash-based compensation, and performance awards. Directors, officers, and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2013 Incentive Plan. The purpose of the 2013 Incentive Plan is to provide incentives that will attract, retain, and motivate high-performing officers, directors, employees, and consultants by providing them a proprietary interest in our long-term success or compensation based on their performance in fulfilling their responsibilities to our company. This summary may not include all of the provisions of the 2013 Incentive Plan. For further information about the 2013 Incentive Plan, we refer you to the complete copy of the 2013 Incentive Plan, which we have filed as an exhibit in "Item 15. Exhibits and Financial Statement Schedules" of this Form 10-K.
Administration. The 2013 Incentive Plan will be administered by a committee designated by our board of directors. Among the committee's powers will be to (i) determine the form, amount, and other terms and conditions of awards; (ii) construe or interpret any provision of the 2013 Incentive Plan or any award agreement; (iii) amend the terms of outstanding awards; and (iv) adopt such rules, guidelines, and practices for administering the 2013 Incentive Plan as it deems advisable. The committee will have full authority to administer and interpret the 2013 Incentive Plan, to grant discretionary awards under the 2013 Incentive Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award, to make all other determinations in connection with the 2013 Incentive Plan and the awards thereunder as the committee deems necessary or desirable, and to delegate authority under the 2013 Incentive Plan to our executive officers.
Available Shares. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2013 Incentive Plan or with respect to which awards may be granted may not exceed 3,100,000 shares. The maximum number of shares of our common stock with respect to which any stock option, stock appreciation right, shares of restricted stock, or other stock-based awards that are subject to the attainment of specified performance goals and intended to satisfy Section 162(m) of the Internal Revenue Code and may be granted under the 2013 Incentive Plan during any fiscal year to any eligible individual will be 500,000 shares (per type of award); provided that the total number of shares of our common stock with respect to all such awards that may be granted under the 2013 Incentive Plan during any fiscal year to any eligible individual will be 500,000 shares. There are no annual limits on the number of shares of our common stock with respect to an award of restricted stock that are not subject to the attainment of specified performance goals to eligible individuals. The maximum number of shares of our common stock subject to any performance award which may be granted under the 2013 Incentive Plan during any fiscal year to any eligible individual will be 500,000 shares. The maximum value of a cash payment made under a performance award which may be granted under the 2013 Incentive Plan during any fiscal year to any eligible individual will be $5,000,000.
The number of shares available for issuance under the 2013 Incentive Plan may be subject to adjustment in the event of a reorganization, stock split, merger, or similar change in the corporate structure or the number of outstanding shares of our common stock. In the event of any of these occurrences, we will make any adjustments we consider appropriate to, among other things, the number and kind of shares, options, or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the 2013 Incentive Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2013 Incentive Plan.
Eligibility for Participation. Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates will be eligible to receive awards under the 2013 Incentive Plan.
Award Agreement. Awards granted under the 2013 Incentive Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions, or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant's employment, as determined by the committee.
Stock Options. The committee may grant nonqualified stock options to any individuals eligible to participate in the 2013 Incentive Plan and incentive stock options to purchase shares of our common stock only to eligible employees. The committee will determine the number of shares of our common stock subject to each option; the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10% or greater stockholder; the exercise price; the vesting schedule, if any; and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our common stock at the time of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share's fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the committee at grant, and the exercisability of such options may be accelerated by the committee.
Stock Appreciation Rights. The committee may grant stock appreciation rights, or "SARs," either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, or "Tandem SAR," or independent of a stock option, or "Non-Tandem SAR." A SAR is a right to receive a payment in shares of our common stock or cash, as determined by the committee, equal in value to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our common stock on the date of grant in the case of a Non-Tandem SAR. The committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the 2013 Incentive Plan, or such other event as the committee may designate at the time of grant or thereafter.
Restricted Stock. The committee may award shares of restricted stock. Except as otherwise provided by the committee upon the award of restricted stock, the recipient generally will have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock, and conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient's restricted stock agreement. The committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period. Recipients of restricted stock will be required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of preestablished performance goals, and the criteria or date or dates on which such restrictions will lapse. If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the committee will establish for each recipient the applicable performance goals, formulae or standards, and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods; corporate transactions, including, without limitation, dispositions and acquisitions; and other similar events or circumstances. Section 162(m) of the Internal Revenue Code requires that performance awards be based upon objective performance measures. The performance goals for performance‑based restricted stock will be based on one or more of the objective criteria discussed in general below.
Other Stock-Based Awards. The committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock, and deferred stock units under the 2013 Incentive Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares. The committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Code and a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria discussed in general below.
Other Cash-Based Awards. The committee may grant awards payable in cash. Cash-based awards shall be in such form, and dependent on such conditions, as the committee shall determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the committee may accelerate the vesting of such award in its discretion.
Performance Awards. The committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The committee may grant performance awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code as well as performance awards that are not intended to qualify as performance-based compensation under Section 162(m) of the Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock, based on the then current fair market value of such shares, as determined by the committee. Based on service, performance, or other factors or criteria, the committee may, at or after grant, accelerate the vesting of all or any part of any performance award.
Performance Goals. The committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code.

These awards may be granted, vest, and paid based on attainment of specified performance goals established by the committee. These performance goals may be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following measures selected by the committee: (1) earnings per share; (2) operating income; (3) gross income; (4) net income, before or after taxes; (5) cash flow; (6) gross profit; (7) gross profit return on investment; (8) gross margin return on investment; (9) gross margin; (10) operating margin; (11) working capital; (12) earnings before interest and taxes; (13) earnings before interest, taxes, depreciation, and amortization; (14) return on equity; (15) return on assets; (16) return on capital; (17) return on invested capital; (18) net revenues; (19) gross revenues; (20) revenue growth, as to either gross or net revenues; (21) annual recurring net or gross revenues; (22) recurring net or gross revenues; (23) license revenues; (24) sales or market share; (25) total shareholder return; (26) economic value added; (27) specified objectives with regard to limiting the level of increase in all or a portion of our bank debt or other long-term or short-term public or private debt or other similar financial obligations, which may be calculated net of cash balances and other offsets and adjustments as may be established by the committee; (28) the fair market value of the a share of common stock; (29) the growth in the value of an investment in the common stock assuming the reinvestment of dividends; (30) reduction in operating expenses; or (31) other objective criteria determined by the committee in accordance with the 2013 Incentive Plan.
To the extent permitted by law, the committee may also exclude the impact of an event or occurrence which the committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items, and other unusual or nonrecurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in tax law or accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant's performance goals, as determined by the committee. In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division, or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The committee may designate additional business criteria on which the performance goals may be based or adjust, modify, or amend those criteria.
Change in Control. In connection with a change in control, as defined in the 2013 Incentive Plan, the committee may accelerate vesting of outstanding awards under the 2013 Incentive Plan. In addition, such awards may be, in the discretion of the committee, (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the awards; or (3) canceled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.
Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant will have no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.
Amendment and Termination. Notwithstanding any other provision of the 2013 Incentive Plan, our board of directors may at any time amend any or all of the provisions of the 2013 Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2013 Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension, or termination may not be adversely affected without the consent of such participant.
Transferability. Awards granted under the 2013 Incentive Plan generally will be nontransferable, other than by will or the laws of descent and distribution, except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.
Recoupment of Awards. The 2013 Incentive Plan provides that awards granted under the 2013 Incentive Plan are subject to any recoupment policy we may have, including the clawback of "incentive-based compensation" under the Exchange Act or under any applicable rules and regulations promulgated by the SEC.
At the February 2013 board meeting, both the Compensation Committee and the board of directors approved equity grants under the 2013 Incentive Plan. The amount and structure of the grants were based on a study conducted by Frederic Cook and the recommendations Frederic Cook made as a result of the study. Participants under the plan received two types of grants: stock options and Performance Stock Units (PSUs). The stock options have a ten-year term from the February 26, 2013, grant date and are based on the $27.19 closing price of the publicly traded stock on February 25, 2013. The options will be ratably vested over three years. The PSUs are earned based on a one-year EBITDA performance established in the same manner with a modified payout target as the one-year EBITDA performance for our 2010, 2011, and 2012 LTIP plans and, if earned, will vest in three equal tranches (as were the LTIP cash grants) in 2014, 2015, and 2016.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, our Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2012, and our board has approved the inclusion.

By the Compensation Committee:

Samuel M. Mencoff, Chair

John W. Madigan

Thomas S. Souleles

Duane C. McDougall

Summary Compensation Table

The following table presents compensation information for Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg for 2012, 2011, and 2010, to the extent each of them served as one of our Named Executive Officers during each of such years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)(5)	Total ($)

Thomas E. Carlile	2012	$741,667	$—	$2,003,500	$271,442	$114,532	$3,131,141
Chief Executive Officer	2011	700,000	—	577,500	325,949	88,676	1,692,125
	2010	700,000	—	1,060,500	134,104	49,218	1,943,822

Wayne M. Rancourt	2012	360,417	—	505,500	134,208	41,897	1,042,022
Senior Vice President, Chief	2011	350,000	—	151,725	201,587	24,734	728,046
Financial Officer, and Treasurer	2010	350,000	—	287,700	97,789	13,464	748,953

Stanley R. Bell	2012	428,333	—	616,028	122,556	60,432	1,227,349
President, Building Materials	2011	420,000	420,000	194,828	173,524	37,199	1,245,551
Distribution	2010	420,000	—	326,954	53,570	29,462	829,986

Thomas A. Lovlien	2012	428,333	440,000	654,905	196,683	61,885	1,781,806
President, Wood Products	2011	420,000	—	182,070	260,721	46,156	908,947
Manufacturing	2010	420,000	—	428,400	185,453	30,928	1,064,781

John T. Sahlberg	2012	308,333	—	388,120	146,975	34,759	878,187
Senior Vice President, Human	2011	300,000	—	105,300	142,520	41,229	589,049
Resources and General Counsel
_______________________________________

(1)
Includes amounts deferred under our savings plan. See "401(k) Plan" under "Other Compensation and Benefit Plans" in the "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K for a description of this plan.

(2)	Represents the payout of Retention Agreements.

(3)
Represents total of (i) payments of Awards under our STIP for each year reported on and (ii) payments of Awards under our 2010, 2011, and 2012 LTIPs. The specific financial goals and performance objectives at corporate and business unit levels of the STIP and the LTIP are described under "STIP" and "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in the "Compensation Discussion and Analysis." The amounts reported in this column include amounts deferred under our savings plan.

See "401(k) Plan" under "Other Compensation and Benefit Plans" in the "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K for a description of this plan.

Under the terms of the 2010, 2011, and 2012 LTIPs, participants are paid one-third of the current-year award when awards are determined, with the balance of the Award paid in two equal installments by March 15 of the following two years, but only if the Officer remains employed through December 31 of the preceding year. Amounts awarded to Mr. Bell were not subject to the delayed vesting requirement because he met the requirements for retirement-eligible status under the plan. Consequently, Mr. Bell's total LTIP, paid annually, is reflected in the table above. See the description of the plan under "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" of the "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K. The total non-equity incentive plan compensation for each Named Executive Officer for 2012, 2011, and 2010 is comprised of the following:

	2012
	1/3 2012 LTIP	1/3 2011 LTIP	1/3 2010 LTIP	2012 STIP	Total

Thomas E. Carlile	$376,000	$126,000	$157,500	$1,344,000	$2,003,500
Wayne M. Rancourt	88,125	31,500	39,375	346,500	505,500
Thomas A. Lovlien	103,400	37,800	47,250	466,455	654,905
John T. Sahlberg	75,200	21,600	27,000	264,320	388,120

			2012 LTIP	2012 STIP	Total
Stanley R. Bell			$310,200	$305,828	$616,028

		2011
		1/3 2011 LTIP	1/3 2010 LTIP	2011 STIP	Total
Thomas E. Carlile		$126,000	$157,500	$294,000	$577,500
Wayne M. Rancourt		31,500	39,375	80,850	151,725
Thomas A. Lovlien		37,800	47,250	97,020	182,070
John T. Sahlberg		21,600	27,000	56,700	105,300

			2011 LTIP	2011 STIP	Total
Stanley R. Bell			$113,400	$81,428	$194,828

			2010
			1/3 2010 LTIP	2010 STIP	Total
Thomas E. Carlile			$157,500	$903,000	$1,060,500
Wayne M. Rancourt			39,375	248,325	287,700
Thomas A. Lovlien			47,250	381,150	428,400

			2010 LTIP	2010 STIP	Total
Stanley R. Bell			$141,750	$185,204	$326,954

(4)    Amounts disclosed in this column include the following:

Name	Year	Change in Pension Value(a)	Nonqualified Deferred Compensation Earnings(b)

Thomas E. Carlile	2012	$262,240	$9,202
	2011	318,365	7,584
	2010	126,683	7,421

Wayne M. Rancourt	2012	129,247	4,961
	2011	197,498	4,089
	2010	93,788	4,001

Stanley R. Bell	2012	102,502	20,054
	2011	156,995	16,529
	2010	37,396	16,174

Thomas A. Lovlien	2012	186,055	10,628
	2011	251,962	8,759
	2010	176,882	8,571

John T. Sahlberg	2012	139,912	7,063
	2011	136,744	5,776
_______________________________________

(a)
Pension benefits for officers are frozen, and no additional benefits are being earned. The changes reported in this column reflect the changes in actuarial assumptions that increase the present value of their benefits under all pension plans established by the company using interest rate and mortality rate assumptions consistent with those used in the company's financial statements.

(b)
The amounts reported in this column reflect the above-market portion of the interest earned on deferred compensation for our Named Executive Officers for the years in which they were Named Executive Officers.

For more information concerning the pension plans and deferred compensation plans in which our Named Executive Officers participate, see "Defined Benefit Pension Benefits" and "Nonqualified Deferred Compensation" under "Other Compensation and Benefits Plans" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K.

(5)	Amounts disclosed in this column include the following:

Name	Year	Company Contributions to Savings Plans(a)	Company-Paid Portion of Executive Officer Life Insurance(b)	Reportable Perquisites	Tax Reimbursements, Gross-Ups, and Other(c)

Thomas E. Carlile	2012	$94,103	$19,026	$—	$1,403

Wayne M. Rancourt	2012	40,207	1,002	—	688

Stanley R. Bell	2012	45,842	13,634	—	956

Thomas A. Lovlien	2012	47,891	12,668	—	1,326

John T. Sahlberg	2012	33,277	1,482	—	—
_______________________________________

(a)
See "401(k) Plan" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K for a description of this plan. Amounts included in the contributions reported in this column that exceeded IRS annual limitations on company contributions to qualified defined contribution retirement plans were paid to the Named Executive Officer as taxable cash compensation.

(b)
See "Salaried Employee Life Insurance Plan and Supplemental Life Plan" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K for a description of the company-paid life insurance plans under which these costs were incurred.

(c)	The company provides a tax gross-up on the actual amount of the $5,000 annual allowance for tax advice and planning.

Grants of Plan-Based Awards

Equity Awards

None of our Named Executive Officers received a grant of equity interests during 2012.

Non-Equity Awards

	Estimated Future Payouts Under Non-Equity Incentive Awards
Name	Board Approval Date	Grant Date	Threshold	Target	Maximum

Thomas E. Carlile
STIP(1)	2/23/2012	3/31/2012	$200,000	$800,000	$1,800,000
2012 LTIP(2)	2/23/2012	3/31/2012	400,000	800,000	1,600,000

Wayne M. Rancourt
STIP(1)	2/23/2012	3/31/2012	51,563	206,250	464,063
2012 LTIP(2)	2/23/2012	3/31/2012	93,750	187,500	375,000

Stanley R. Bell
STIP(1)	2/23/2012	3/31/2012	60,500	242,000	544,500
2012 LTIP(2)	2/23/2012	3/31/2012	110,000	220,000	440,000

Thomas A. Lovlien
STIP(1)	2/23/2012	3/31/2012	60,500	242,000	544,500
2012 LTIP(2)	2/23/2012	3/31/2012	110,000	220,000	440,000

John T. Sahlberg
STIP(1)	2/23/2012	3/31/2012	39,333	157,333	354,000
2012 LTIP(2)	2/23/2012	3/31/2012	80,000	160,000	320,000

_______________________________________

(1)
Reflects the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2012 under our STIP. For further information on the terms of these incentive Awards, refer to "STIP" and "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K. The Named Executive Officers' actual incentive Awards earned in 2012 are disclosed in footnote 3 to the "Non-equity Incentive Plan Compensation" column of the "Summary Compensation Table." All Awards earned under this plan were paid in February 2013.

(2)
Reflects the potential threshold, target, and maximum incentive Awards for the Named Executive Officers possible for 2012 under our 2012 LTIP. For further information on the terms of these incentive Awards, refer to “Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K. The Named Executive Officers' actual incentive Awards earned in 2012 under this Plan are disclosed in footnote 3 to the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation Table."

Outstanding Equity Awards at Fiscal Year-End

All outstanding equity awards held by our Named Executive Officers were fully vested as of year-end, and no further grants of equity awards were made during 2012. For further information concerning the operation of our Management Equity Plan, see "MEP" in "Long-Term Incentive Compensation (Management Equity Plan and LTIP)" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K.

Options Exercised and Stock Vested

No MEP shares vested in 2012.

Pension Benefits

Pension benefits for officers are frozen, and no additional benefits are being earned. The following table reflects the present value of accumulated benefits payable to Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg, including the number of years of service credited to each of them under our defined benefit pension plans. No amounts were distributed to any of them during 2012 under the SPP, the SUPP, and the SERP. Mr. Sahlberg and Mr. Bell do not participate in the SERP. For more information concerning our pension plans, see "Defined Benefit Pension Benefits" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis" in this "Item 11. Executive Compensation" of this Form 10-K.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)

Thomas E. Carlile	Salaried Pension Plan	37	$1,682,280
	SUPP	37	1,508,098
	SERP	37	409,913

Wayne M. Rancourt	Salaried Pension Plan	25	513,414
	SUPP	25	178,955
	SERP	25	288,143

Stanley R. Bell	Salaried Pension Plan	39	1,999,833
	SUPP	39	1,466,567

Thomas A. Lovlien	Salaried Pension Plan	31	960,576
	SUPP	31	774,614
	SERP	31	669,929

John T. Sahlberg	Salaried Pension Plan	27	935,325
	SUPP	27	188,172
_______________________________________

(1)	Number of years credited service for Messrs. Carlile, Rancourt, Bell, Lovlien, and Sahlberg include amounts attributable to employment with OfficeMax prior to the Forest Products Acquisition.

(2)
These values were calculated on the same basis and using the same assumptions used in the company's financial statements except that the assumed retirement age for Messrs. Carlile, Rancourt, and Lovlien were the later of their current age or the earliest age at which they could qualify for retirement under the SERP. See Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Nonqualified Deferred Compensation

Due to the application of Internal Revenue Code Section 457A to the company during 2012, no deferrals were made under the plan, and no company contributions were made to the plan during the year. Earnings on preexisting plan balances continued to accrue during 2012 in accordance with the terms of the plan. No withdrawals or distributions were made from the plan by any of our Named Executive Officers during 2012. Aggregate earnings and year-end plan balances for each of our Named Executive Officers are disclosed in the table below:

Name	Aggregate Earnings in Last FY ($)(1)	Aggregate Balance at FYE ($)

Thomas E. Carlile	$20,725	$395,639

Wayne M. Rancourt	11,172	213,284

Stanley R. Bell	45,166	862,221

Thomas A. Lovlien	23,936	456,932

John T. Sahlberg	15,907	303,669
_______________________________________

(1)	The above-market portion of these amounts is included in the 2012 "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the "Summary Compensation Table."

For more information concerning our nonqualified deferred compensation plan, see "Nonqualified Deferred Compensation" under "Other Compensation and Benefit Plans" in "Compensation Discussion and Analysis."

Potential Payments Upon Termination or Change in Control

The following tables reflect an estimate of the compensation the company would have been required to pay to each of its Named Executive Officers under the compensation plans, contracts, agreements, and arrangements between each such individual and the company for:

•	Voluntary termination with good reason;

•	A change in control without adoption of a replacement plan;

•	Involuntary termination without cause;

•	For-cause termination or voluntary termination without good reason;

•	Termination as a result of sale of a division;

•	Death; or

•	Disability.

The amounts shown assume that such termination or change in control was effective as of December 31, 2012. The actual amounts the company would have been required to pay on other dates may be determined only at the time of separation from the company or the change in control and will accordingly vary from those disclosed here, which are based on a hypothetical December 31, 2012, termination. Our paid vacation is earned on a current basis ratably throughout each payroll year. Earned and unused amounts at year-end are forfeited to the extent they exceed a maximum permitted carry-over of 80 hours. The amounts disclosed here do not include amounts earned by the Named Executive Officer through that time as base salary, any bonuses approved by the Compensation Committee prior to that date, and payments earned prior to that date as 2012 Awards earned pursuant to our STIP or current installments of 2012 Awards under our 2012 LTIP, because neither their amount nor the timing of their payment is affected by the fact or the nature of the termination of employment. In addition, the disclosure does not include amounts payable pursuant to the 401(k), deferred compensation, or pension plans, which are disclosed elsewhere in this "Item 11. Executive Compensation." Disclosure of amounts earned during 2012 as base salary, bonuses, and Awards under the 2012 STIP may be found in the "Summary Compensation Table." Pension benefits and deferred compensation arrangements are described under the headings "Pension Benefits" and "Nonqualified Deferred Compensation" of this "Item 11. Executive Compensation," respectively.

The availability of severance payments and continued healthcare and insurance benefits beyond termination of employment is contractually conditioned for each of our Named Executive Officers on their provision to the company of a release of claims arising from their employment and the termination thereof and their performance of contractual confidentiality, nonsolicitation, and nondisparagement obligations contained in their employment or severance agreements with the company as well as payment of applicable contributions for healthcare and insurance benefits. The payments described in the tables and textual materials that follow are provided for, with respect to Mr. Carlile, by the terms of his Severance Agreement and Retention Award Agreement with the company; with respect to Messrs. Bell, Lovlien, Rancourt, and Sahlberg, by their Severance Agreements with the company; and for all such Named Executive Officers, by the terms of the Management Equity Plan and the LTIP. For a description of these contractual arrangements, see "Long-Term Incentive Compensation (Management Equity Plan and LTIP) and "Agreements With, and Potential Payments to, Named Executive Officers" in "Compensation Discussion and Analysis." Management Equity Plan units were valued as of December 31, 2011, the most recent valuation available.

Thomas E. Carlile

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Death or Disability

Base salary (2 x base salary of $800,000)	$1,600,000	$—	$1,600,000	$—	$—

STIP	1,600,000 (2 x target)	800,000 (1 x target)	1,600,000 (2 x target)	—	—

LTIP	—	752,000	—	—	878,000

Retention agreement payment (1 x base salary of $800,000 plus average of past 3 STIP payments)	—	—	1,199,000	—	501,678

Insurance premiums - term life (for 24 months)	37,873	—	37,873	—	—

Insurance - healthcare, disability, and accident (for 18 months)	11,915	—	11,915	—	—

Financial counseling (for 18 months)	10,000	—	10,000	—	—

Unused paid time off (80 hours)	34,438	—	34,438	34,438	34,438

Repurchase of management equity units	—	—	—	—	1,249,612

TOTAL	$3,294,226	$1,552,000	$4,493,226	$34,438	$2,663,728

Wayne M. Rancourt

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Death or Disability

Base salary (2 x base salary of $375,000)	$750,000	$—	$750,000	$—	$—

STIP	412,500 (2 x target)	206,250 (1 x target)	412,500 (2 x target)	—	—

LTIP	—	176,250	—	—	207,750

Insurance - healthcare, disability, and accident (for 18 months)	17,405	—	17,405	—	—

Financial counseling (for 18 months)	15,000	—	15,000	—	—

Unused paid time off (80 hours)	16,143	—	16,143	16,143	16,143

Repurchase of management equity units	—	—	—	—	203,648

TOTAL	$1,211,048	$382,500	$1,211,048	$16,143	$427,541

Stanley R. Bell

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination in Connection With Sale of a Division	Retirement	Death or Disability

Base salary (2 x base salary of $440,000)	$880,000	$—	$880,000	$—	$880,000	$—	$—

STIP	484,000 (2 x target)	242,000 (1 x target)	484,000 (2 x target)	—	484,000 (2 x target)	—	—

LTIP	—	124,080	—	—	—	146,760	146,760

Insurance premiums - term life (for 24 months)	27,088	—	27,088	—	27,088	—	—

Insurance - healthcare, disability, and accident (for 18 months)	11,915	—	11,915	—	11,915	—	—

Financial counseling (for 18 months)	15,000	—	15,000	—	15,000	—	—

Unused paid time off (80 hours)	18,941	—	18,941	18,941	18,941	18,941	18,941

Repurchase of management equity units	—	—	—	—	1,041,116	—	1,041,116

TOTAL	$1,436,944	$366,080	$1,436,944	$18,941	$2,478,060	$165,701	$1,206,817

Thomas A. Lovlien

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Involuntary Termination in Connection With Sale of a Division	Death or Disability

Base salary (2 x base salary of $440,000)	$880,000	$—	$880,000	$—	$880,000	$—

STIP	484,000 (2 x target)	242,000 (1 x target)	484,000 (2 x target)	—	484,000 (2 x target)	—

LTIP	—	206,800	—	—	—	244,600

Insurance premiums - term life (for 24 months)	25,155	—	25,155	—	25,155	—

Insurance - healthcare, disability, and accident (for 18 months)	10,133	—	10,133	—	10,133	—

Financial counseling (for 18 months)	15,000	—	15,000	—	15,000	—

Unused paid time off (80 hours)	18,941	—	18,941	18,941	18,941	18,941

Repurchase of management equity units	—	—	—	—	511,473	511,473

TOTAL	$1,433,229	$448,800	$1,433,229	$18,941	$1,944,702	$775,014

John T. Sahlberg

Benefit	Voluntary Termination With Good Reason	Change in Control	Involuntary Termination Without Cause	For-Cause Termination or Voluntary Termination Without Good Reason	Death or Disability

Base salary (2 x base salary of $320,000)	$640,000	$—	$640,000	$—	$—

STIP(1)	314,667 (2 x target)	157,333 (1 x target)	314,667 (2 x target)	—	—

LTIP	—	150,400	—	—	172,000

Insurance - healthcare, disability, and accident (for 18 months)	17,405	—	17,405	—	—

Financial counseling (for 18 months)	15,000	—	15,000	—	—

Unused paid time off (80 hours)	13,775	—	13,775	13,775	13,775

Repurchase of management equity units	—	—	—	—	122,155

TOTAL	$1,000,847	$307,733	$1,000,847	$13,775	$307,930

______________________________________

(1)	Target is 45% of base salary for seven months of 2012 and 55% for five months following Mr. Sahlberg's promotion, or 49.2%.

Director Compensation

Overview
Since shortly after the company's inception, the company has included one or more directors on its board who are not employees of the company; its major investor, Madison Dearborn Partners, LLC; or its significant minority investor, OfficeMax, in an effort to ensure that the deliberations of its board reflect a broader range of perspective and experience than are available solely from the chief executive officer of the company and OfficeMax and Madison Dearborn employees. During 2012, we had one such director – Mr. Madigan. The compensation levels are believed by the Compensation Committee to be comparable to those paid by other companies of similar size for independent directors with comparable responsibilities.
Boise Cascade entered into an Employment Agreement with Mr. McDougall on November 20, 2008, pursuant to which he served as our chairman and chief executive officer. Mr. McDougall's Employment Agreement was amended in February 2009 and further amended upon his resignation from the position of chief executive officer in August 2009. Pursuant to the terms of the Employment Agreement, as amended (the Agreement), in 2012, Mr. McDougall received an annual base salary of $180,000 per year as compensation for serving as a director and chairman of BC Holdings' board of directors. Under the terms of the Agreement, Mr. McDougall participated in dental and vision insurance plans that were the same as those available to other salaried employees, and he received a company contribution to his 401(k) account on the same terms as other employees. He did not participate in any of the company's incentive compensation plans. The Employment Agreement also provided that the Employment Agreement could be terminated by either party on 30 days' notice. Mr. McDougall resigned as an employee effective December 31, 2012, and began serving as the non-executive chairman of the board effective January 1, 2013. Mr. McDougall's compensation arrangement for 2013 is discussed below.
None of Messrs. Madigan, McDougall, McGowan, or Fleming has an employment contract. During 2012, our nonemployee directors were compensated for acting as a member of our board in the amount of an annual fee of $50,000 per year and $1,500 in additional fees for each meeting of the board and each committee meeting attended. Based on a Frederic Cook study that the Compensation Committee commissioned to evaluate pay for directors of publicly traded companies, on February 26, 2013, the Compensation Committee and the board changed director compensation for 2013. In 2013, each nonemployee director will receive an annual cash retainer of $55,000 and will be issued 2,023 restricted stock units (with a grant date fair value of $55,000) that will vest on February 25, 2014. Mr. McDougall will receive an additional $90,000 as chairman of the board, Mr. McGowan will receive an additional $10,000 as Audit Committee chair, and Mr. Mencoff will receive an additional $5,000 as Compensation Committee chair. Fees will no longer be paid for attending committee or board meetings.
The compensation earned during 2012 by Messrs. McDougall and Madigan, for serving as a member of BC Holdings' board of directors, is set forth in the following table. Mr. Fleming was appointed to serve on Boise Cascade's board of directors in February 2013.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total

Duane C. McDougall	$180,000	$—	$—	$18,060	$198,060

John W. Madigan	74,000	—	7,227	—	81,227
_______________________________________

(1)
In addition to serving as a director, Mr. McDougall serves as the chairman of our board of directors. Mr. McDougall resigned as an employee effective December 31, 2012, and began serving as the nonexecutive chairman of BC Holdings' board of directors effective January 1, 2013.

(2)
No stock awards were made to any of our directors during 2012 for their service as directors of BC Holdings. All outstanding equity awards held by Mr. Madigan and Mr. McDougall were fully vested at year-end.

(3)
We do not provide any of our directors with pension benefits. The amount reported in this column reflects the above-market portion of the interest Mr. Madigan earned during 2012 under our Directors Deferred Compensation Plan for service as a director of BC Holdings.

(4)	Company 401(k) contribution, company-provided life insurance, and financial counseling allowance.

Directors Deferred Compensation Plan

We maintained a nonqualified Directors Deferred Compensation Plan, which allowed each director who received compensation for board service to defer all or a portion of such compensation in a calendar year. Amounts deferred are credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment in cash in a lump sum or in annual installments following their service on the board. Contributions were suspended as of December 31, 2009.

Director and Officer Indemnification and Limitation of Liability
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL and that we will provide expense reimbursement to them in accordance with the DGCL. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.
In addition, we have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement, and reimbursement to the fullest extent permitted under the DGCL.
There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2013, and the beneficial ownership percentages by:

•	Each person or group who is known by us to beneficially own more than 5% of our outstanding shares of our common stock;

•	Each of our named executive officers;

•	Each of our directors; and

•	All of our executive officers and directors as a group.
Each stockholder's percentage ownership is based on 43,229,412 shares of our common stock outstanding as of March 1, 2013.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 2013, are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 43,229,412 shares of common stock outstanding as of March 1, 2013. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. We have not included in the following table the number of shares of common stock that certain of our executive officers and directors may be deemed to indirectly own as a result of being indirect investors in BC Holdings, because none of such officers or directors exercises indirect voting or investment power with respect to our common stock held by BC Holdings. Unless otherwise noted in the table or footnotes below, the address for each person listed below is c/o Boise Cascade Company, 1111 West Jefferson Street, Suite 300, Boise, Idaho 83702.

	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner

5% Stockholders:
Boise Cascade Holdings, L.L.C.(1)	29,700,000	68.7%
Named Executive Officers and Directors:
Thomas E. Carlile(2)	—	—
Stanley R. Bell(2)	—	—
Thomas A. Lovlien(2)	—	—
Wayne M. Rancourt(2)	—	—
John T. Sahlberg(2)	—	—
John W. Madigan(1)(3)	—	—
Duane C. McDougall(2)	—	—
Richard H. Fleming	—	—
Christopher J. McGowan(1)	—	—
Samuel M. Mencoff(1)	29,700,000	68.7%
Matthew W. Norton(1)	—	—
Thomas S. Souleles(1)	29,700,000	68.7%
All Executive Officers and Directors as a Group (13 Persons)	29,700,000	68.7%
__________________________________________________

(1)
FPH holds a majority of the voting common units of BC Holdings and has the right to appoint a majority of the members of the board of directors of BC Holdings. As such, FPH may be deemed to share voting and dispositive power with respect to the shares of Boise Cascade common stock held of record by BC Holdings. MDCP IV is the controlling equityholder of FPH. Madison Dearborn Partners IV, L.P. (MDP IV) is the general partner of MDCP IV. Madison Dearborn is the general partner of MDP IV, and Thomas S. Souleles is a managing director of Madison Dearborn. Paul J. Finnegan and Samuel M. Mencoff are the sole members of a limited partner committee of MDP IV that has the power to vote or dispose of the equity units held by MDCP IV. The address for FPH, MDCP IV, MDP IV, Madison Dearborn, and Messrs. Mencoff, Norton, and Souleles is c/o Madison Dearborn Partners, LLC, 70 W. Madison Street, Suite 4600, Chicago, Illinois 60602. Each of MDCP IV, MDP IV, Madison Dearborn, and Messrs. Finnegan, Mencoff, and Souleles may be deemed to share voting and dispositive power with respect to the shares of our common stock held of record by BC Holdings. Each of Messrs. McGowan, Madigan, Mencoff, Norton, and Souleles has indirect pecuniary interests in the shares of our common stock held of record by BC Holdings through their investments in MDP IV and/or MDCP IV. Each expressly disclaims beneficial ownership of the shares of our common stock held of record by BC Holdings except to the extent of his pecuniary interest therein.

(2)
Messrs. Carlile, McDougall, Rancourt, Bell, Lovlien, and Sahlberg are investors in FPH. None of the foregoing persons has direct or indirect voting or dispositive power with respect to the shares of our common stock held of record by BC Holdings.

(3)	Mr. Madigan is an investor in FPH but does not have direct or indirect voting or dispositive power with respect to the shares of Boise Cascade common stock held of record by BC Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy and Procedures Regarding Related-Party Transactions

Our policy regarding transactions with related persons requires that a "related person" (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any "related person transaction" (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) in which such related person has or will have a direct or indirect material interest and all material facts with respect thereto. The general counsel will promptly communicate such information to our Audit Committee or another independent body of our board of directors. No related-person transaction will be entered into without the approval or ratification of our Audit Committee or another independent body of our board of directors. It is our policy that directors interested in a related-person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee or another independent body of our board of directors in determining whether or not to approve or ratify a related-person transaction, and we accordingly anticipate that these determinations will be made in accordance with Delaware law.

OfficeMax and the Forest Products Acquisition

In 2004, FPH acquired the forest products and paper assets of OfficeMax. A portion of the consideration paid to OfficeMax was 109 million shares of BC Holdings' Series B equity units, which represented at December 31, 2012, 20.4% of BC Holdings' equity securities, with the remainder held by FPH. In connection with the Forest Products Acquisition, FPH and/or its subsidiaries (including us) entered into a number of agreements, including an asset purchase agreement, a securityholders agreement, and a registration rights agreement with OfficeMax and/or its subsidiaries. Under the asset purchase agreement, OfficeMax indemnifies Boise Cascade for specified preclosing liabilities, including environmental, asbestos, tax, benefits, and other legacy liabilities.

Registration Rights Agreement

In connection with our initial public offering, we entered into a registration rights agreement with BC Holdings on February 8, 2013. BC Holdings is entitled to request that the company register its shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be "shelf registrations." BC Holdings is also entitled to participate in certain registered offerings by the company, subject to the restrictions in the registration rights agreement. The company will pay BC Holdings' expenses in connection with BC Holdings' exercise of these rights. The registration rights described in this paragraph apply to (i) shares of our common stock held by BC Holdings as of February 11, 2013, (ii) any of our capital stock (or that of our subsidiaries) issued or issuable with respect to the common stock described in clause (i) with respect to any dividend, distribution, recapitalization, reorganization, or certain other corporate transactions, and (iii) any of our common stock held by MDCP IV and its affiliates (Registrable Securities). These registration rights are also for the benefit of any subsequent holder of Registrable Securities; provided that any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act, or repurchased by us or our subsidiaries. In addition, with the consent of Boise Cascade and holders of a majority of Registrable Securities, any Registrable Securities held by a person other than MDCP IV and its affiliates will cease to be Registrable Securities if they can be sold without limitation under Rule 144 of the Securities Act.

Nomination of our Directors

In connection with our initial public offering, we entered into a Director Nomination Agreement with BC Holdings on February 11, 2013, that provides BC Holdings the right to designate nominees for election to our board of directors for so long as BC Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. MDCP IV may cause BC Holdings to assign its designation rights under the Director Nomination Agreement to MDCP IV or to an MDCP IV affiliate so long as MDCP IV and its affiliates are the beneficial owners of 50% or more of BC Holding's voting equity interests.

The number of nominees that BC Holdings is entitled to designate under this agreement bears the same proportion to the total number of members of our board of directors as the number of shares of common stock beneficially owned by BC Holdings bears to the total number of shares of common stock outstanding, rounded up to the nearest whole number. In addition, BC Holdings is entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of the director's term regardless of BC Holdings' beneficial ownership at such time. BC Holdings also has the right to have its designees participate on committees of our board of directors proportionate to its stock ownership, subject to compliance with applicable law and stock exchange rules. This agreement will terminate at such time as BC Holdings owns less than 10% of our outstanding common stock.

Additional Transactions

During 2012, we purchased $303,642 of office supplies from OfficeMax.

Director Independence

Upon completion of our initial public offering, our board of directors consisted of eight members, Messrs. McDougall, Carlile, Fleming, Madigan, McGowan, Mencoff, Norton, and Souleles. Our board of directors has affirmatively determined that each of Messrs. Fleming, Madigan, McGowan, Mencoff, Norton, and Souleles meets the definition of "independent director" under applicable SEC and New York Stock Exchange rules.

Other

For a description of other relationships the company has with its directors and executive officers, refer to "Item 10. Directors, Executive Officers, and Corporate Governance" and "Item 11. Executive Compensation" of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (KPMG) provides our Audit Committee with an engagement letter outlining the scope of proposed audit services for the year. The Audit Committee reviews the engagement letter and, if agreed to by the committee members, accepts it.

In addition to its audit services for the annual financial statements, KPMG provides the company with other audit-related services (such as technical accounting research and consultation). Management submits to the Audit Committee a list of proposed audit-related and other nonaudit services and associated fees that it recommends be provided by KPMG for the fiscal year. Management and KPMG each confirm to the committee that all the services on the list are permissible under applicable legal requirements. The committee reviews the proposed services and fees and, if agreed to by committee members, approves those services and associated fees. KPMG periodically informs the Audit Committee of the services it provides pursuant to this approval process.

KPMG must ensure that the Audit Committee has preapproved all audit and nonaudit services. Our vice president and controller is responsible for tracking KPMG's audit fees against the budget for such services and reports at least annually to the Audit Committee.

The company has never used KPMG for any of the following nonaudit services:

•	Bookkeeping or other services related to our accounting records or financial statements;

•	Financial information systems design and implementation;

•	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

•	Actuarial services;

•	Internal audit outsourcing services;

•	Management functions or human resources;

•	Broker or dealer, investment advisor, or investment banking services; or

•	Legal services and expert services unrelated to the audit.

Based on this review, the committee believes that KPMG's provision of nonaudit services is compatible with maintaining its independence.

The following table sets forth the various fees for services provided by KPMG. The Audit Committee preapproved all of these services.

Fees Paid to the Independent Accountant

	Amounts
Description	2012	2011

Audit fees (a)	$1,602,540	$986,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
_______________________________________

(a)
Professional audit services include KPMG's audit of Boise Cascade Company's annual consolidated financial statements; their review of the quarterly consolidated financial statements; assistance with registration statements, comfort letters, consents, and other services pertaining to Securities and Exchange Commission matters; and consultation on accounting standards.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Form 10-K:

(1)    Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm for Boise Cascade Company are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

-    Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010.

-	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010.

-     Consolidated Balance Sheets as of December 31, 2012 and 2011.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

-	Consolidated Statements of Stockholder's Equity for the years ended December 31, 2012, 2011, and 2010.

-    Notes to Consolidated Financial Statements.

-    Report of Independent Registered Public Accounting Firm.

(2)    Financial Statement Schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(3)    Exhibits

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits and is incorporated by reference.

(b)    See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Thomas E. Carlile
Thomas E. Carlile
Chief Executive Officer

Date:  March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ Thomas E. Carlile	Chief Executive Officer
Thomas E. Carlile

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Senior Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Christopher J. McGowan
	Duane C. McDougall, Chairman	Christopher J. McGowan

	/s/ Richard H. Fleming	/s/ Matthew W. Norton
	Richard H. Fleming	Matthew W. Norton

	/s/ Thomas E. Carlile	/s/ Thomas S. Souleles
	Thomas E. Carlile	Thomas S. Souleles

/s/ John W. Madigan
John W. Madigan

/s/ Samuel M. Mencoff
Samuel M. Mencoff

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed or Furnished With this Form 10-K for the Year Ended December 31, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

2.1
Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C., and Boise Land & Timber Corp., as amended by First Amendment to Asset Purchase Agreement dated October 23, 2004, and as further amended by Second Amendment to Asset Purchase Agreement dated October 28, 2004
		S-1 Amend. No. 3*	333-122770*	2.1*	5/2/2005*

2.2
Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		8-K*	333-122770*	2.1*	9/13/2007*

2.3
Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		8-K*	333-122770*	2.1*	10/24/2007*

2.4
Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		8-K*	333-122770*	10.5*	2/28/2008*

3.1	Form of Certificate of Conversion of Boise Cascade, L.L.C.	S-1 Amend. No. 3	333-184964	3.1	1/23/2013

3.2	Certificate of Incorporation of Boise Cascade Company	S-8	333-186871	4.1	2/26/2013

3.3	Bylaws of Boise Cascade Company	S-8	333-186871	4.2	2/26/2013

4.1
Indenture dated October 22, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein and U.S. Bank National Association, as Trustee
		8-K*	333-122770*	4.1*	10/23/2012*

4.2
Registration Rights Agreement dated October 22, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein and the initial purchasers named therein
		8-K*	333-122770*	4.4*	10/23/2012*

4.3	Form of stock certificate	S-1 Amend. No. 3	333-184964	4.3	1/23/2013

10.1	Registration Rights Agreement dated February 8, 2013, by and between Boise Cascade Company and Boise Cascade Holdings, L.L.C.	8-K	001-35805	10.1	2/13/2013

10.2	Director Nomination Agreement dated February 11, 2013, by and among Boise Cascade Company and Boise Cascade Holdings, L.L.C., and Madison Dearborn Capital Partners IV, L.P.	8-K	001-35805	10.2	2/13/2013

10.3
Credit Agreement, dated as of July 13, 2011, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, the Lenders from time to time party thereto, and Wells Fargo Capital Finance, L.L.C., as Agent
		10-Q*	333-122770*	10.1*	11/3/2011*

10.4
First Amendment to Credit Agreement, dated as of September 7, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, Boise Cascade Wood Products Holdings Corp., as guarantors, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent
		8-K*	333-122770*	10.1*	9/12/2012*

10.5
Limited Consent and Amendment to Loan Documents, dated as of December 20, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers Bose Cascade Holdings, L.L.C., and Boise Cascade Wood Products Holdings Corp., as guarantors, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent
		8-K*	333-122770*	10.1*	12/21/2012*

10.6	General Continuing Guaranty, dated as of December 20, 2012, by Boise Cascade Holdings, L.L.C., in favor of Wells Fargo Capital Finance, LLC, as Agent	8-K*	333-122770*	10.2*	12/21/2012*

10.7	Intellectual Property License Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.3*	2/28/2008*
10.8	Outsourcing Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.4*	2/28/2008*

10.9+	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K*	333-122770*	10.2*	11/25/2008*

10.10+	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K*	333-122770*	10.3*	2/26/2009*

10.11+	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall	10-Q*	333-122770*	10.1*	11/13/2009*

10.12+	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.	10-Q*	333-122770*	10.3*	11/13/2009*

10.13+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K*	333-122770*	99.1*	11/2/2007*

10.14+	Boise Cascade, L.L.C., Supplemental Pension Plan, as amended through November 1, 2009	10-K*	333-122770*	10.26*	3/1/2010*

10.15+	Boise Cascade, L.L.C., Supplemental Early Retirement Plan for Executive Officers, as amended through March 1, 2010	10-K*	333-122770*	10.27*	3/1/2010*

10.16+	Boise Cascade Supplemental Life Plan, as amended December 19, 2006	10-K*	333-122770*	10.20*	3/1/2007*

10.17+	Boise Cascade Financial Counseling Program, as amended through December 12, 2007	8-K*	333-122770*	99.4*	12/18/2007*

10.18+	Boise Incentive and Performance Plan, effective October 29, 2004	S-1*	333-122770*	10.16*	2/11/2005*

10.19+	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan	10-Q*	333-122770*	10*	5/8/2008*

10.20+	Boise Cascade, L.L.C., 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010	10-K*	333-122770*	10.32*	3/1/2010*

10.21+	Retention Award Agreement entered into September 30, 2011, by and between Tom Carlile and Boise Cascade, L.L.C.	8-K*	333-122770*	10.1*	10/5/2011*

10.22+	Boise Cascade, L.L.C., 2004 Deferred Compensation Plan, as amended through November 1, 2009	10-K*	333-122770*	10.34*	3/1/2010*

10.23+	Boise Cascade Holdings, L.L.C., Directors Deferred Compensation Plan, as amended through November 1, 2009	10-K*	333-122770*	10.35*	3/1/2010*

10.24+	Management Equity Agreement dated November 29, 2004, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3*	333-122770*	10.25*	5/2/2005*

10.25+	Management Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.1*	4/6/2006*

10.26+	Amendment dated February 20, 2009, to Management Equity Agreement	8-K*	333-122770*	10.2*	2/26/2009*

10.27+
Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, by and among Forest Products Holdings, L.L.C., and each of the persons named on the signature pages thereto
		8-K*	333-122770*	10.2*	5/28/2008*

10.28+	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K*	333-122770*	10.3*	11/25/2008*

10.29+	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q*	333-122770*	10.2*	11/13/2009*

10.30+	Director Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.2*	4/6/2006*

10.31+	Amendment to Director Equity Agreement entered into February 20, 2009	8-K*	333-122770*	10.3*	2/26/2009*
10.32+	Form of Officer Severance Agreement (between Boise Cascade, L.L.C., and all elected officers)	S-1 Amend. No. 2	333-184964	10.32	1/4/2013

10.33+	Form of Indemnification Agreement (for directors and officers affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.3	2/13/2013

10.34+	Form of Indemnification Agreement (for directors and officers not affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.4	2/13/2013

10.35+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

14 (a)	Boise Cascade Company Code of Ethics

21.1	List of subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

99.1	Salt Lake City Property Contribution Agreement	10-Q*	333-122770*	99.1*	8/2/2012*

99.2	Albuquerque Property Contribution Agreement	10-Q*	333-122770*	99.2*	8/2/2012*

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

*	Refers to prior filings of Boise Cascade Holdings, L.L.C.

(a)	Our Code of Ethics can be found on our website (www.bc.com) by clicking on About Boise Cascade and then Code of Ethics.