Form 10-K/A
period 2012-12-31
BOISE CASCADE Co
filed 2013-04-30
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this amendment to Boise Cascade Company's annual report on Form 10-K for the year ended December 31, 2012 filed on March 7, 2013 (the “2012 Form 10-K”) is to furnish the management certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 32.1 and 32.2 to this amended report, which were inadvertently omitted from the 2012 Form 10-K. No other changes have been made to the 2012 Form 10-K, other than to reflect the addition of a consolidating guarantor and non-guarantor footnote to the audited financial statements. As discussed in the Company's Current Report on Form 8-K filed on April 16, 2013, this footnote is required following the Company's registered exchange offer relating to its 6 3/8% Senior Notes due 2020. No other changes have been made to the Company's audited financial statements for the year ended December 31, 2012. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date of the 2012 Form 10-K.

ii

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

We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our fiscal year 2013 Form 10-K. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal control could divert our management's attention from other matters that are important to the operation of our business.

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

Boise Cascade and its wholly owned subsidiary, Boise Finance, issued $250.0 million of 6.375% senior notes due in 2020. At December 31, 2012, $250.0 million of the notes were outstanding. The Senior Notes are guaranteed by each of Boise Cascade's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility, other than Boise Finance. See Note 9, Debt and Note 18, Consolidating Guarantor and Nonguarantor Financial Information, for more information.

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

18.    Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income (Loss), Balance Sheets, and Cash Flows related to Boise Cascade. The Senior Notes are guaranteed fully and unconditionally, and jointly and severally by each of our existing and future subsidiaries (other than our foreign subsidiaries). Each of our existing subsidiaries that is a guarantor of the Senior Notes is 100% owned by Boise Cascade. Other than the consolidated financial statements and footnotes for Boise Cascade and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Furthermore, the cancellation provisions of the guarantor subsidiaries are customary and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for purposes of the covenants included in the indenture, the release of the indebtedness under the indenture, or if the issuer exercises its legal defeasance option or the discharge of its obligations in accordance with the indenture governing the Senior Notes.

Boise Cascade Company, and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,746,208	$13,082	$—	$2,759,290
Intercompany	—	—	13,396	(13,396)	—
Related parties	—	19,772	—	—	19,772
	—	2,765,980	26,478	(13,396)	2,779,062

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	2,329,853	27,885	(14,564)	2,343,174
Materials, labor, and other operating expenses from related parties (excluding depreciation)	—	60,271	—	—	60,271
Depreciation and amortization	120	31,691	1,596	—	33,407
Selling and distribution expenses	—	231,593	3,462	—	235,055
General and administrative expenses	16,425	25,529	—	1,168	43,122
Other (income) expense, net	126	2,818	(2,042)	—	902
	16,671	2,681,755	30,901	(13,396)	2,715,931

Income (loss) from operations	(16,671)	84,225	(4,423)	—	63,131

Foreign exchange gain (loss)	149	(124)	12	—	37
Interest expense	(21,757)	—	—	—	(21,757)
Interest income	196	196	—	—	392
	(21,412)	72	12	—	(21,328)

Income (loss) before income taxes and equity in net income of affiliates	(38,083)	84,297	(4,411)	—	41,803
Income tax provision	(300)	(7)	—	—	(307)

Income (loss) before equity in net income of affiliates	(38,383)	84,290	(4,411)	—	41,496
Equity in net income of affiliates	79,879	—	—	(79,879)	—
Net income (loss)	41,496	84,290	(4,411)	(79,879)	41,496

Other comprehensive loss
Defined benefit pension plans
Net actuarial loss	(8,432)	—	—	—	(8,432)
Amortization of actuarial loss	7,632	—	—	—	7,632
Amortization of prior service costs	416	—	—	—	416
Other comprehensive loss	(384)	—	—	—	(384)
Comprehensive income (loss)	$41,112	$84,290	$(4,411)	$(79,879)	$41,112

Boise Cascade Company, and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2011

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,215,983	$13,342	$—	$2,229,325
Intercompany	—	—	11,157	(11,157)	—
Related parties	—	18,763	—	—	18,763
	—	2,234,746	24,499	(11,157)	2,248,088

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	1,939,993	24,436	(11,810)	1,952,619
Materials, labor, and other operating expenses from related parties (excluding depreciation)	—	40,058	—	—	40,058
Depreciation and amortization	240	35,010	1,772	—	37,022
Selling and distribution expenses	—	202,254	2,744	—	204,998
General and administrative expenses	13,613	22,976	—	653	37,242
Other (income) expense, net	111	4,114	(1,030)	—	3,195
	13,964	2,244,405	27,922	(11,157)	2,275,134

Loss from operations	(13,964)	(9,659)	(3,423)	—	(27,046)

Foreign exchange gain (loss)	(510)	20	(7)	—	(497)
Interest expense	(18,987)	—	—	—	(18,987)
Interest income	185	222	—	—	407
	(19,312)	242	(7)	—	(19,077)

Loss before income taxes and equity in net loss of affiliates	(33,276)	(9,417)	(3,430)	—	(46,123)
Income tax provision	(216)	(24)	—	—	(240)

Loss before equity in net loss of affiliates	(33,492)	(9,441)	(3,430)	—	(46,363)
Equity in net loss of affiliates	(12,871)	—	—	12,871	—
Net loss	(46,363)	(9,441)	(3,430)	12,871	(46,363)

Other comprehensive loss
Defined benefit pension plans
Net actuarial loss	(83,528)	—	—	—	(83,528)
Amortization of actuarial loss	2,703	—	—	—	2,703
Amortization of prior service costs and other	175	—	—	—	175
Other comprehensive loss	(80,650)	—	—	—	(80,650)
Comprehensive loss	$(127,013)	$(9,441)	$(3,430)	$12,871	$(127,013)

Boise Cascade Company, and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2010

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,200,379	$14,953	$—	$2,215,332
Intercompany	—	57	14,398	(14,455)	—
Related parties	—	25,259	—	—	25,259
	—	2,225,695	29,351	(14,455)	2,240,591

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	1,930,316	31,442	(14,396)	1,947,362
Materials, labor, and other operating expenses from related parties (excluding depreciation)	—	33,613	—	—	33,613
Depreciation and amortization	346	32,635	1,918	—	34,899
Selling and distribution expenses	—	201,079	1,385	—	202,464
General and administrative expenses	14,400	24,122	—	(59)	38,463
General and administrative expenses from related party	1,576	—	—	—	1,576
Other (income) expense, net	373	(4,881)	(116)	—	(4,624)
	16,695	2,216,884	34,629	(14,455)	2,253,753

Income (loss) from operations	(16,695)	8,811	(5,278)	—	(13,162)

Foreign exchange gain (loss)	12	(57)	397	—	352
Gain on repurchase of long-term debt	28	—	—	—	28
Interest expense	(21,005)	—	—	—	(21,005)
Interest income	386	404	—	—	790
	(20,579)	347	397	—	(19,835)

Income (loss) before income taxes and equity in net income of affiliates	(37,274)	9,158	(4,881)	—	(32,997)
Income tax provision	(215)	(66)	(19)	—	(300)

Income (loss) before equity in net income of affiliates	(37,489)	9,092	(4,900)	—	(33,297)
Equity in net income of affiliates	4,192	—	—	(4,192)	—
Net income (loss)	(33,297)	9,092	(4,900)	(4,192)	(33,297)

Other comprehensive loss
Defined benefit pension plans
Net actuarial loss	(4,027)	—	—	—	(4,027)
Amortization of actuarial loss	556	—	—	—	556
Amortization of prior service costs	178	—	—	—	178
Other comprehensive loss	(3,293)	—	—	—	(3,293)
Comprehensive income (loss)	$(36,590)	$9,092	$(4,900)	$(4,192)	$(36,590)

Boise Cascade Company, and Subsidiaries Consolidating Balance Sheets at December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$54,294	$35	$178	$—	$54,507
Receivables
Trade, less allowances	65	133,554	1,124	—	134,743
Related parties	16	658	—	—	674
Other	25	5,631	548	—	6,204
Inventories	—	320,279	5,527	—	325,806
Prepaid expenses and other	914	4,576	33	—	5,523
	55,314	464,733	7,410	—	527,457

Property and equipment, net	1,284	255,869	8,771	—	265,924
Timber deposits	—	6,221	—	—	6,221
Deferred financing costs	7,562	—	—	—	7,562
Goodwill	—	12,170	—	—	12,170
Intangible assets	—	8,900	—	—	8,900
Other assets	729	7,435	—	—	8,164
Investments in affiliates	565,355	—	—	(565,355)	—
Total assets	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company, and Subsidiaries Consolidating Balance Sheets at December 31, 2012 (Continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$11,072	$128,565	$555	$—	$140,192
Related parties	402	1,548	—	—	1,950
Accrued liabilities
Compensation and benefits	17,272	43,938	604	—	61,814
Interest payable	3,188	—	—	—	3,188
Other	2,082	25,873	1,088	—	29,043
	34,016	199,924	2,247	—	236,187

Debt
Long-term debt	275,000	—	—	—	275,000

Other
Compensation and benefits	206,668	—	—	—	206,668
Other long-term liabilities	10,353	3,983	—	—	14,336
	217,021	3,983	—	—	221,004
Redeemable equity	6,443	—	—	—	6,443

Commitments and contingent liabilities

Stockholder's equity
Preferred stock	—	—	—	—	—
Common stock	297	—	—	—	297
Additional paid-in capital	256,927	—	—	—	256,927
Accumulated other comprehensive loss	(121,229)	—	—	—	(121,229)
Accumulated deficit	(38,231)	—	—	—	(38,231)
Subsidiary equity	—	551,421	13,934	(565,355)	—
Total stockholder's equity	97,764	551,421	13,934	(565,355)	97,764
Total liabilities and stockholder's equity	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company, and Subsidiaries Consolidating Balance Sheets at December 31, 2011

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$182,326	$20	$109	$—	$182,455
Receivables
Trade, less allowances	—	118,267	634	—	118,901
Related parties	935	301	—	—	1,236
Intercompany	—	56	—	(56)	—
Other	(90)	3,661	225	—	3,796
Inventories	—	278,580	5,398	—	283,978
Prepaid expenses and other	843	3,972	49	—	4,864
	184,014	404,857	6,415	(56)	595,230

Property and equipment, net	1,259	255,117	10,080	—	266,456
Timber deposits	—	8,327	—	—	8,327
Deferred financing costs	4,962	—	—	—	4,962
Goodwill	—	12,170	—	—	12,170
Intangible assets	—	8,900	—	—	8,900
Other assets	20	6,765	1	—	6,786
Investments in affiliates	557,925	—	—	(557,925)	—
Total assets	$748,180	$696,136	$16,496	$(557,981)	$902,831

Boise Cascade Company, and Subsidiaries Consolidating Balance Sheets at December 31, 2011 (Continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$8,633	$107,336	$789	$—	$116,758
Related parties	395	747	—	—	1,142
Intercompany	—	—	56	(56)	—
Accrued liabilities	—	—	—	—
Compensation and benefits	12,104	19,816	347	—	32,267
Interest payable	3,326	—	—	—	3,326
Other	2,470	21,045	971	—	24,486
	26,928	148,944	2,163	(56)	177,979

Debt
Long-term debt	219,560	—	—	—	219,560

Other
Compensation and benefits	200,248	—	—	—	200,248
Other long-term liabilities	10,076	3,600	—	—	13,676
	210,324	3,600	—	—	213,924
Redeemable equity	8,749	—	—	—	8,749

Commitments and contingent liabilities
Stockholder's equity
Preferred stock	—	—	—	—	—
Common stock	297	—	—	—	297
Additional paid-in capital	482,894	—	—	—	482,894
Accumulated other comprehensive loss	(120,845)	—	—	—	(120,845)
Accumulated deficit	(79,727)	—	—	—	(79,727)
Subsidiary equity	—	543,592	14,333	(557,925)	—
Total stockholder's equity	282,619	543,592	14,333	(557,925)	282,619
Total liabilities and stockholder's equity	$748,180	$696,136	$16,496	$(557,981)	$902,831

Boise Cascade Company, and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$41,496	$84,290	$(4,411)	$(79,879)	$41,496
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(79,879)	—	—	79,879	—
Depreciation and amortization, including deferred financing costs and other	3,924	31,691	1,596	—	37,211
Pension expense	12,653	—	—	—	12,653
Other	(61)	(115)	(295)	—	(471)
Decrease (increase) in working capital, net of acquisitions	—		—	—
Receivables	772	(17,558)	(396)	(56)	(17,238)
Inventories	—	(41,699)	(129)	—	(41,828)
Prepaid expenses and other	(71)	(596)	15	—	(652)
Accounts payable and accrued liabilities	3,787	49,115	83	56	53,041
Pension contributions	(8,486)	—	—	—	(8,486)
Other	4,066	342	2	—	4,410
Net cash provided by (used for) operations	(21,799)	105,470	(3,535)	—	80,136
Cash provided by (used for) investment
Expenditures for property and equipment	(28)	(26,886)	(472)	—	(27,386)
Acquisition of businesses and facilities	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	246	—	—	246
Other	(4)	1	64	—	61
Net cash used for investment	(32)	(28,994)	(408)	—	(29,434)
Cash provided by (used for) financing
Issuances of long-term debt	300,000	—	—	—	300,000
Payments of long-term debt	(244,560)	—	—	—	(244,560)
Distributions to Boise Cascade Holdings, L.L.C.	(228,268)	—	—	—	(228,268)
Financing costs	(5,822)	—	—	—	(5,822)
Due to (from) affiliates	72,449	(76,461)	4,012	—	—
Net cash provided by (used for) financing	(106,201)	(76,461)	4,012	—	(178,650)
Net increase (decrease) in cash and cash equivalents	(128,032)	15	69	—	(127,948)
Balance at beginning of the period	182,326	20	109	—	182,455
Balance at end of the period	$54,294	$35	$178	$—	$54,507

Boise Cascade Company, and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2011

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net loss	$(46,363)	$(9,441)	$(3,430)	$12,871	$(46,363)
Items in net loss not using (providing) cash
Equity in net loss of affiliates	12,871	—	—	(12,871)	—
Depreciation and amortization, including deferred financing costs and other	2,450	35,010	1,772	—	39,232
Pension expense	11,368	—	—	—	11,368
Other	564	1,250	406	—	2,220
Decrease (increase) in working capital, net of acquisitions
Receivables	(866)	(15,369)	560	—	(15,675)
Inventories	—	(21,416)	517	—	(20,899)
Prepaid expenses and other	112	(183)	(1)	—	(72)
Accounts payable and accrued liabilities	(829)	3,130	(423)	—	1,878
Pension contributions	(13,621)	—	—	—	(13,621)
Other	(685)	(358)	(6)	—	(1,049)
Net cash used for operations	(34,999)	(7,377)	(605)	—	(42,981)
Cash provided by (used for) investment
Expenditures for property and equipment	(21)	(32,703)	(813)	—	(33,537)
Acquisitions of businesses and facilities	—	(5,782)	—	—	(5,782)
Proceeds from sales of assets	—	3,126	—	—	3,126
Other	(265)	(60)	(99)	—	(424)
Net cash used for investment	(286)	(35,419)	(912)	—	(36,617)
Cash provided by (used for) financing
Credit facility financing costs	(2,548)	—	—	—	(2,548)
Due to (from) affiliates	(44,205)	42,800	1,405	—	—
Net cash provided by (used for) financing	(46,753)	42,800	1,405	—	(2,548)
Net increase (decrease) in cash and cash equivalents	(82,038)	4	(112)	—	(82,146)
Balance at beginning of the period	264,364	16	221	—	264,601
Balance at end of the period	$182,326	$20	$109	$—	$182,455

Boise Cascade Company, and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2010

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$(33,297)	$9,092	$(4,900)	$(4,192)	$(33,297)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(4,192)	—	—	4,192	—
Depreciation and amortization, including deferred financing costs and other	3,121	32,635	1,918	—	37,674
Pension expense	7,449	—	—	—	7,449
Management equity units expense	1,625	—	—	—	1,625
Gain on repurchase of long-term debt	(28)	—	—	—	(28)
Other	(2)	116	(457)	—	(343)
Decrease (increase) in working capital, net
Receivables	107	(6,398)	(47)	—	(6,338)
Inventories	—	(27,001)	(1,427)	—	(28,428)
Prepaid expenses and other	(251)	(71)	22	—	(300)
Accounts payable and accrued liabilities	847	30,369	1,203	—	32,419
Pension contributions	(3,873)	—	—	—	(3,873)
Other	3,057	678	(8)	—	3,727
Net cash provided by (used for) operations	(25,437)	39,420	(3,696)	—	10,287
Cash provided by (used for) investment
Expenditures for property and equipment	(10)	(34,675)	(1,066)	—	(35,751)
Proceeds from sales of assets	656	520	78	—	1,254
Other	—	(1,358)	402	—	(956)
Net cash provided by (used for) investment	646	(35,513)	(586)	—	(35,453)
Cash provided by (used for) financing
Issuances of long-term debt	45,000	—	—	—	45,000
Payments of long-term debt	(128,451)	—	—	—	(128,451)
Proceeds from Boise Cascade Holdings, L.L.C., for sale of shares of Boise Inc.	86,117	—	—	—	86,117
Due to (from) affiliates	(510)	(3,910)	4,420	—	—
Net cash provided by (used for) financing	2,156	(3,910)	4,420	—	2,666
Net increase (decrease) in cash and cash equivalents	(22,635)	(3)	138	—	(22,500)
Balance at beginning of the period	286,999	19	83	—	287,101
Balance at end of the period	$264,364	$16	$221	$—	$264,601

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

/s/ KPMG LLP

Boise, Idaho
March 7, 2013, except as
to Note 18, which is as of
April 1, 2013.

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

BOISE CASCADE COMPANY

/s/ Thomas E. Carlile
Thomas E. Carlile
Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne M. Rancourt
Wayne M. Rancourt
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

/s/ Kelly E. Hibbs
Kelly E. Hibbs
Vice President and Controller
(Principal Accounting Officer)

Date:  April 30, 2013

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
		8-K*	333-122770*	10.2*	5/28/2008*

10.28+	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K*	333-122770*	10.3*	11/25/2008*

10.29+	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q*	333-122770*	10.2*	11/13/2009*

10.30+	Director Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.2*	4/6/2006*

10.31+	Amendment to Director Equity Agreement entered into February 20, 2009	8-K*	333-122770*	10.3*	2/26/2009*
10.32+	Form of Officer Severance Agreement (between Boise Cascade, L.L.C., and all elected officers)	S-1 Amend. No. 2	333-184964	10.32	1/4/2013

10.33+	Form of Indemnification Agreement (for directors and officers affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.3	2/13/2013

10.34+	Form of Indemnification Agreement (for directors and officers not affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.4	2/13/2013

10.35+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

14 (a)	Boise Cascade Company Code of Ethics

21.1	List of subsidiaries of Boise Cascade Company					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Salt Lake City Property Contribution Agreement	10-Q*	333-122770*	99.1*	8/2/2012*

99.2	Albuquerque Property Contribution Agreement	10-Q*	333-122770*	99.2*	8/2/2012*

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

*	Refers to prior filings of Boise Cascade Holdings, L.L.C.

(a)	Our Code of Ethics can be found on our website (www.bc.com) by clicking on About Boise Cascade and then Code of Ethics.