Form 10-Q
period 2013-03-31
BOISE CASCADE Co
filed 2013-05-01
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street
Suite 300
Boise, Idaho 83702-5389
(Address of principal executive offices) (Zip Code)

(208) 384-6161
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

There were 43,229,412 shares of the registrant's $0.01 par value common stock outstanding on April 29, 2013.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2013	2012
	(thousands, except per-share data)
Sales
Trade	$744,878	$586,986

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	644,847	510,124
Depreciation and amortization	8,477	8,119
Selling and distribution expenses	57,004	53,814
General and administrative expenses	10,046	9,048
Other (income) expense, net	(134)	(368)
	720,240	580,737

Income from operations	24,638	6,249

Foreign exchange gain (loss)	(80)	186
Interest expense	(4,891)	(4,813)
Interest income	62	107
	(4,909)	(4,520)

Income before income taxes	19,729	1,729
Income tax (provision) benefit	61,107	(61)
Net income	$80,836	$1,668

Weighted average common shares outstanding:
Basic	37,569	29,700
Diluted	37,569	29,700

Net income per common share:
Basic	$2.15	$0.06
Diluted	$2.15	$0.06

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2013	2012
	(thousands)
Net income	$80,836	$1,668
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $861 and $0, respectively	1,395	2,026
Amortization of prior service costs and other, net of tax of $9 and $0, respectively	14	41
Other comprehensive income, net of tax	1,409	2,067
Comprehensive income	$82,245	$3,735

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2013	December 31, 2012
	(thousands)
ASSETS
Current
Cash and cash equivalents	$233,547	$54,507
Receivables
Trade, less allowances of $2,776 and $2,696	205,575	134,743
Related parties	430	674
Other	3,905	6,204
Inventories	387,103	325,806
Deferred income taxes	19,023	2
Prepaid expenses and other	8,279	5,521
Total current assets	857,862	527,457

Property and equipment, net	261,221	265,924
Timber deposits	7,027	6,221
Deferred financing costs	7,441	7,562
Goodwill	12,170	12,170
Intangible assets	8,900	8,900
Deferred income taxes	48,128	—
Other assets	7,048	8,164
Total assets	$1,209,797	$836,398

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2013	December 31, 2012
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$216,388	$140,192
Related parties	2,092	1,950
Accrued liabilities
Compensation and benefits	42,779	61,814
Interest payable	7,160	3,188
Other	32,692	29,043
	301,111	236,187

Debt
Long-term debt	250,000	275,000

Other
Compensation and benefits	195,169	206,668
Other long-term liabilities	14,084	14,336
	209,253	221,004

Redeemable equity	—	6,443

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,229 and 29,700 shares issued and outstanding, respectively	432	297
Additional paid-in capital	494,216	256,927
Accumulated other comprehensive loss	(119,820)	(121,229)
Retained earnings (accumulated deficit)	74,605	(38,231)
Total stockholders' equity	449,433	97,764
Total liabilities and stockholders' equity	$1,209,797	$836,398

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2013	2012
	(thousands)
Cash provided by (used for) operations
Net income	$80,836	$1,668
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	8,888	8,720
Pension expense	2,726	3,235
Deferred income taxes	(68,018)	—
Other	11	(428)
Decrease (increase) in working capital, net of acquisitions
Receivables	(68,635)	(42,486)
Inventories	(61,297)	(34,617)
Prepaid expenses and other	(384)	(196)
Accounts payable and accrued liabilities	57,494	58,784
Pension contributions	(9,663)	(3,941)
Current and deferred income taxes	6,772	64
Other	(2,472)	(764)
Net cash used for operations	(53,742)	(9,961)

Cash provided by (used for) investment
Expenditures for property and equipment	(5,316)	(4,727)
Acquisitions of businesses and facilities	—	(2,355)
Proceeds from sales of assets	489	88
Other	22	(1,059)
Net cash used for investment	(4,805)	(8,053)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,736	—
Issuances of long-term debt	55,000	—
Payments of long-term debt	(80,000)	—
Financing costs	(149)	—
Net cash provided by financing	237,587	—

Net increase (decrease) in cash and cash equivalents	179,040	(18,014)

Balance at beginning of the period	54,507	182,455

Balance at end of the period	$233,547	$164,441

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

Nature of Operations

We are a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade, L.L.C., and its consolidated subsidiaries prior to our conversion to a Delaware corporation and to Boise Cascade Company and its consolidated subsidiaries on or after such conversion. On February 4, 2013, we converted to a Delaware corporation from a Delaware limited liability company by filing a certificate of conversion in Delaware. The common stock authorized and outstanding, par values, net income per share amounts, and other per-share disclosures for all periods presented have been adjusted to reflect the impact of this conversion. We are one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading U.S. wholesale distributor of building products.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represents 68.7% of our common stock outstanding. BC Holdings is controlled by Forest Products Holdings, L.L.C. (FPH).

We operate our business using three reportable segments: (1) Wood Products, which manufactures and sells EWP, plywood, studs, particleboard, and ponderosa pine lumber, (2) Building Materials Distribution, which is a wholesale distributor of building materials, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 11, Segment Information.

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2012 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement benefits; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2013, and December 31, 2012, we had $1.7 million and $4.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales, Trade." At March 31, 2013, and December 31, 2012, we had $16.6 million and $19.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.6 million for each of the three-month periods ended March 31, 2013 and 2012. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process was not material):

	March 31, 2013	December 31, 2012
	(thousands)
Finished goods and work in process	$326,782	$267,115
Logs	38,278	37,273
Other raw materials and supplies	22,043	21,418
	$387,103	$325,806

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2013	December 31, 2012
	(thousands)
Land	$34,992	$35,662
Buildings	88,306	88,129
Improvements	34,652	34,526
Office equipment and vehicles	83,573	80,857
Machinery and equipment	269,723	264,084
Construction in progress	6,268	11,176
	517,514	514,434
Less accumulated depreciation	(256,293)	(248,510)
	$261,221	$265,924

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of March 31, 2013, and December 31, 2012, we held $175.7 million and $10.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2013, the book value of our fixed-rate debt was $250.0 million, and the fair value was estimated to be $270.8 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar traded debt (Level 2 measurement).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2013, and December 31, 2012, the receivables from a single customer accounted for approximately 12% and 14%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. We adopted the provisions of this guidance January 1, 2013, and it had no effect on our financial position and results of operations. For additional information, see Note 8, Stockholders' Equity.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which gives entities the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted the provisions of this guidance January 1, 2013, and it had no effect on our financial position and results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.	Income Taxes

Income Tax Provision

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a limited liability company, we were treated as a disregarded entity for federal income tax purposes and, as such, were included in the income tax return for BC Holdings. Our income tax provision generally consisted of income taxes payable to state jurisdictions that did not allow for the income tax liability to be passed through to our former sole member as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. For the three months ended March 31, 2012, income tax expense was $0.1 million.

The conversion from a limited liability company to a corporation, for tax purposes, was deemed a nontaxable transfer of Boise Cascade, L.L.C., assets and liabilities to Boise Cascade Company. As a result of our conversion to a corporation, we recorded total deferred tax assets of $101.9 million and total deferred tax liabilities of $33.2 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations. These deferred tax items largely consist of a $69.8 million deferred tax asset related to the pension liability, a $27.4 million deferred tax liability related to property and equipment, and $18.0 million of deferred tax assets related to other employee benefits. No valuation allowance was recorded on our domestic deferred tax assets, except for capital loss carryforwards of $6.1 million, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As a corporation, we are subject to typical corporate U.S. federal and state income tax rates, which results in a statutory tax rate of approximately 38% under current tax law. Boise Cascade Company will file tax returns as a corporation for the year ending December 31, 2013. For the three months ended March 31, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $7.6 million of income tax expense and had an effective rate of 38.3%. During the three months ended March 31, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes.

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows (dollars in thousands):

Three Months Ended March 31, 2013

Income before income taxes	$19,729
Statutory U.S. income tax rate	35.0%

Statutory tax provision	$6,905
State taxes	625
Other	29
Total	$7,559

Effective income tax rate excluding discrete item	38.3%

Recognition of beginning deferred tax balances	$(68,666)

Income tax benefit with discrete item	$(61,107)

Effective income tax rate with discrete item	(309.7)%

The income tax provision (benefit) shown in the Consolidated Statements of Operations includes the following (dollars in thousands):

Three Months Ended March 31, 2013

Current income tax provision (benefit)
Federal	$5,948
State	963
Foreign	—
Total current	$6,911

Deferred income tax provision (benefit)
Federal	$(62,348)
State	(5,670)
Foreign	—
Total deferred	$(68,018)
Income tax benefit	$(61,107)

Income Tax Uncertainties

Boise Cascade, or one of its subsidiaries, files federal income tax returns in the U.S. and Canada and various state income tax returns. The significant state jurisdictions are California, Idaho, Oregon, and Texas.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of March 31, 2013, we had an insignificant amount of unrecognized tax benefits recorded on our Consolidated Balance Sheets, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We had no unrecognized tax benefits recorded as of December 31, 2012.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. During each of the three months ended March 31, 2013 and 2012, we recognized an insignificant amount of interest and penalties related to taxes.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For more information about common share activity during the period, see Note 8, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, restricted stock units (RSUs), and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2013	2012
	(thousands)
Net income	$80,836	$1,668
Weighted average common shares outstanding during the period (for basic calculation)	37,569	29,700
Dilutive effect of other potential common shares	—	—
Weighted average common shares and potential common shares (for diluted calculation)	37,569	29,700

Net income per common share - Basic	$2.15	$0.06
Net income per common share - Diluted	$2.15	$0.06

The computation of the dilutive effect of other potential common shares excluded options, RSUs, and PSUs representing 0.1 million shares and no shares of common stock, respectively, in the three months ended March 31, 2013 and 2012. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(thousands)
Asset-based revolving credit facility	$—	$25,000
6.375% senior notes	250,000	250,000
Long-term debt	$250,000	$275,000

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp., is guarantor, under a $300 million senior secured asset-based revolving credit facility (Revolving Credit Facility). Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

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

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at March 31, 2013, was $290.2 million. At March 31, 2013, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR, as applicable) under the Revolving Credit Facility totaled $523.8 million.

The Revolving Credit Facility generally permits dividends only if certain conditions are met, including complying with the minimum Availability requirements and having a fixed-charge coverage ratio of 1:1 on a pro forma basis.

At March 31, 2013, and December 31, 2012, we had no borrowings and $25.0 million outstanding, respectively, under the Revolving Credit Facility and $9.8 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $75.0 million during the three months ended March 31, 2013.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. On March 28, 2013, in accordance with the terms of the indenture governing the Senior Notes, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On April 9, 2013, we commenced an offer to exchange any and all of our outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020. The exchange offer has been registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement on Form S-4 (File No. 333-187651) filed with the U.S. Securities and Exchange Commission.

Cash Paid for Interest

For the three months ended March 31, 2013 and 2012, cash payments for interest were $0.5 million and $0.3 million, respectively.

6.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2013	2012
	(thousands)
Service cost	$671	$1,169
Interest cost	4,642	4,843
Expected return on plan assets	(4,866)	(4,844)
Amortization of actuarial loss	2,256	2,026
Amortization of prior service costs	23	41
Net periodic benefit cost	$2,726	$3,235

In the first three months of 2013, we contributed $9.7 million in cash to the pension plans. For the remainder of 2013, we expect to make approximately $1 million in additional contributions to the pension plans.

7.	Stock-Based Compensation

In connection with our initial public offering, we adopted the 2013 Incentive Compensation Plan (2013 Incentive Plan). The 2013 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation, and performance awards. Directors, officers, and other employees, as well as others performing consulting or advisory services for us, are eligible for grants under the 2013 Incentive Plan. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2013 Incentive Plan are eligible to participate in dividend or dividend equivalent payments, if any, which we would accrue to be paid when the awards vest.

Shares issued pursuant to awards under the 2013 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2013 Incentive Plan is 3.1 million shares. As of March 31, 2013, 2.8 million shares remained available for future issuance under the 2013 Incentive Plan.

In February 2013, we granted three types of stock-based awards: stock options, performance stock units (PSUs), and restricted stock units (RSUs).

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees, subject to service conditions. The stock options generally vest and become exercisable on a pro rata basis over a three-year period from the date of grant. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. No options were vested and exercisable at March 31, 2013. The following is a summary of our stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2012	—	$—
Granted	161,257	27.19
Outstanding, March 31, 2013	161,257	$27.19	9.9	$1,088
Vested and expected to vest, March 31, 2013	132,484	$27.19	9.9	$894
Exercisable, March 31, 2013	—	$—	—	$—

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2013
Expected volatility	60.9%
Expected life (in years)	6.0
Risk-free interest rate	1.0%
Expected dividends	—
Weighted average fair value per option granted	$14.87

The expected volatility of our stock price is based on the volatility of related industry stocks. As these 2013 grants were our first issuances of stock options and our equity shares have been traded for a short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate the expected life. Therefore, we used the simplified method as allowed by the Securities and Exchange Commission. The risk-free interest rate is based on the yields of U.S. Treasury issues with terms similar to the expected life of the options.

PSU and RSU Awards

In February 2013, we granted 90,124 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon the Company’s 2013 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest. The PSUs, if earned, will vest in three equal tranches on December 31, 2013, 2014, and 2015.

In February 2013, we granted 14,161 RSUs to our directors with only service conditions. The RSUs vest over a one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the three months ended March 31, 2013:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2012	—	$—
Granted	104,285	26.65
Unvested, March 31, 2013	104,285	$26.65

Compensation Expense

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognize the effect of adjusting the forfeiture rate for all expense amortization in the period that we change the forfeiture estimate. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statement of Operations. Total stock-based compensation recognized from stock options, PSUs, and RSUs, net of estimated forfeitures, was as follows:

Three Months Ended March 31, 2013
(thousands)
Stock options	$73
PSUs and RSUs	170
Total	$243

The related tax benefit for the three months ended March 31, 2013, was $0.1 million. As of March 31, 2013, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $4.5 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.5 years.

8.    Stockholders' Equity

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of $262.7 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.2 million.

Upon our conversion from a limited liability company to a corporation, our certificate of incorporation authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of March 31, 2013 and December 31, 2012. We had 43,229,412 and 29,700,000 shares of common stock issued and outstanding as of March 31, 2013 and December 31, 2012, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

See Note 3, Income Taxes, for a discussion of our conversion from a limited liability company to a corporation. The common stock authorized and outstanding, par values, net income per share amounts, and other per share disclosures for all periods presented have been adjusted to reflect the impact of this conversion. Upon this conversion, we reclassified $32.0 million of accumulated deficits through February 4, 2013, to additional paid-in capital.

Redeemable Equity

Redeemable equity represented equity units of FPH held by certain members of our senior management team, which units were redeemable at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. We had historically classified these units outside of our permanent equity because these units were subject to mandatory redemption (and could have been subject to repayment by us) upon an event outside our control (i.e., death or disability). Following our initial public offering, we reclassified these equity units as permanent equity because we no longer have an obligation to satisfy this redemption obligation on FPH's behalf.

Accumulated Other Comprehensive Loss

The following tables detail the changes in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012, respectively:

Accumulated Other Comprehensive Loss
(thousands)
Balance at December 31, 2012, net of tax	$(121,229)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of $870	1,409 (a)
Balance at March 31, 2013, net of tax	$(119,820)

Accumulated Other Comprehensive Loss
(thousands)
Balance at December 31, 2011, net of tax	$(120,845)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of $0	2,067 (a)
Balance at March 31, 2012, net of tax	$(118,778)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 6, Retirement and Benefit Plans.

9.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2015. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.9 million and $3.7 million, respectively, for the three months ended March 31, 2013 and 2012.

10.	Transactions With Related Party

Transactions with Louisiana Timber Procurement Company, L.L.C. (LTP) represent the only significant related-party activity recorded in our consolidated financial statements. LTP is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of us and Boise Inc. in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales
Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $6.1 million and $4.9 million, respectively, during the three months ended March 31, 2013 and 2012. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Trade" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $15.7 million and $11.3 million, respectively, during the three months ended March 31, 2013 and 2012. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.	Segment Information

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended March 31, 2013
Wood Products	$163.8	$105.5	$269.2	$20.8	$6.3	$27.1
Building Materials Distribution	581.1	—	581.1	8.0	2.2	10.2
Corporate and Other	—	—	—	(4.2)	—	(4.2)
Intersegment eliminations	—	(105.5)	(105.5)	—	—	—
	$744.9	$—	$744.9	24.6	$8.5	$33.0
Interest expense				(4.9)
Interest income				0.1
				$19.7

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended March 31, 2012
Wood Products	$135.6	$75.6	$211.1	$10.8	$5.9	$16.7
Building Materials Distribution	451.4	—	451.4	(0.8)	2.2	1.4
Corporate and Other	—	—	—	(3.6)	—	(3.5)
Intersegment eliminations	—	(75.6)	(75.6)	—	—	—
	$587.0	$—	$587.0	6.4	$8.1	$14.6
Interest expense				(4.8)
Interest income				0.1
				$1.7

(a)
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

The following is a reconciliation of net income to EBITDA:

	Three Months Ended March 31
	2013	2012
	(millions)
Net income(1)	$80.8	$1.7
Interest expense	4.9	4.8
Interest income	(0.1)	(0.1)
Income tax provision (benefit)(1)	(61.1)	0.1
Depreciation and amortization	8.5	8.1
EBITDA	$33.0	$14.6
 _______________________________________

(1)	First quarter 2013 includes $68.7 million of income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 5, Debt. We are a party to a number of long-term log and fiber supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2013, there have been no material changes to the commitments disclosed in the 2012 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2013, there have been no material changes to the guarantees disclosed in the 2012 Form 10-K.

13.	Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income (Loss), Balance Sheets, and Cash Flows related to Boise Cascade. The Senior Notes are guaranteed fully and unconditionally, and jointly and severally by each of our existing and future subsidiaries (other than our foreign subsidiaries). Each of our existing subsidiaries that is a guarantor of the Senior Notes is 100% owned by Boise Cascade. Other than the consolidated financial statements and footnotes for Boise Cascade and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. The reclassifications to net income from accumulated other comprehensive loss are recorded primarily in our guarantor subsidiaries.

Furthermore, the cancellation provisions in the related indenture regarding guarantor subsidiaries are customary, and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for purposes of the covenants included in the indenture, the release of the indebtedness under the indenture, or if the issuer exercises its legal defeasance option or the discharge of its obligations in accordance with the indenture governing the Senior Notes.

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$742,383	$2,495	$—	$744,878
Intercompany	—	—	2,638	(2,638)	—
	—	742,383	5,133	(2,638)	744,878

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	641,587	5,970	(2,710)	644,847
Depreciation and amortization	46	8,124	307	—	8,477
Selling and distribution expenses	—	56,372	632	—	57,004
General and administrative expenses	4,103	5,871	—	72	10,046
Other (income) expense, net	2	226	(362)	—	(134)
	4,151	712,180	6,547	(2,638)	720,240

Income (loss) from operations	(4,151)	30,203	(1,414)	—	24,638

Foreign exchange loss	(30)	(44)	(6)	—	(80)
Interest expense	(4,891)	—	—	—	(4,891)
Interest income	28	34	—	—	62
	(4,893)	(10)	(6)	—	(4,909)

Income (loss) before income taxes and equity in net income of affiliates	(9,044)	30,193	(1,420)	—	19,729
Income tax benefit	61,107	—	—	—	61,107

Income (loss) before equity in net income (loss) of affiliates	52,063	30,193	(1,420)	—	80,836
Equity in net income (loss) of affiliates	28,773	—	—	(28,773)	—
Net income (loss)	80,836	30,193	(1,420)	(28,773)	80,836

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,395	—	—	—	1,395
Amortization of prior service costs	14	—	—	—	14
Other comprehensive income, net of tax	1,409	—	—	—	1,409
Comprehensive income (loss)	$82,245	$30,193	$(1,420)	$(28,773)	$82,245

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2012
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$584,248	$2,738	$—	$586,986
Intercompany	—	—	3,251	(3,251)	—
	—	584,248	5,989	(3,251)	586,986

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	507,340	6,179	(3,395)	510,124
Depreciation and amortization	32	7,640	447	—	8,119
Selling and distribution expenses	—	53,059	755	—	53,814
General and administrative expenses	3,663	5,241	—	144	9,048
Other (income) expense, net	47	243	(658)	—	(368)
	3,742	573,523	6,723	(3,251)	580,737

Income (loss) from operations	(3,742)	10,725	(734)	—	6,249

Foreign exchange gain	51	75	60	—	186
Interest expense	(4,813)	—	—	—	(4,813)
Interest income	51	56	—	—	107
	(4,711)	131	60	—	(4,520)

Income (loss) before income taxes and equity in net income (loss) of affiliates	(8,453)	10,856	(674)	—	1,729
Income tax provision	(52)	(9)	—	—	(61)

Income (loss) before equity in net income (loss) of affiliates	(8,505)	10,847	(674)	—	1,668
Equity in net income (loss) of affiliates	10,173	—	—	(10,173)	—
Net income (loss)	1,668	10,847	(674)	(10,173)	1,668

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	2,026	—	—	—	2,026
Amortization of prior service costs	41	—	—	—	41
Other comprehensive income, net of tax	2,067	—	—	—	2,067
Comprehensive income (loss)	$3,735	$10,847	$(674)	$(10,173)	$3,735

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$233,494	$34	$19	$—	$233,547
Receivables
Trade, less allowances	—	204,330	1,245	—	205,575
Related parties	17	413	—	—	430
Other	(114)	3,780	239	—	3,905
Inventories	—	380,192	6,911	—	387,103
Deferred income taxes	19,021	—	2	—	19,023
Prepaid expenses and other	5,022	3,190	67	—	8,279
	257,440	591,939	8,483	—	857,862

Property and equipment, net	613	252,176	8,432	—	261,221
Timber deposits	—	7,027	—	—	7,027
Deferred financing costs	7,441	—	—	—	7,441
Goodwill	—	12,170	—	—	12,170
Intangible assets	—	8,900	—	—	8,900
Deferred income taxes	48,128	—	—	—	48,128
Other assets	20	7,026	2	—	7,048
Investments in affiliates	637,302	—	—	(637,302)	—
Total assets	$950,944	$879,238	$16,917	$(637,302)	$1,209,797

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2013 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$14,357	$201,128	$903	$—	$216,388
Related parties	402	1,690	—	—	2,092
Accrued liabilities	—	—	—	—
Compensation and benefits	15,880	26,511	388	—	42,779
Interest payable	7,160	—	—	—	7,160
Other	8,454	23,693	545	—	32,692
	46,253	253,022	1,836	—	301,111

Debt
Long-term debt	250,000	—	—	—	250,000

Other
Compensation and benefits	195,169	—	—	—	195,169
Other long-term liabilities	10,089	3,995	—	—	14,084
	205,258	3,995	—	—	209,253

Redeemable equity	—	—	—	—	—

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Additional paid-in capital	494,216	—	—	—	494,216
Accumulated other comprehensive loss	(119,820)	—	—	—	(119,820)
Retained earnings	74,605	—	—	—	74,605
Subsidiary equity	—	622,221	15,081	(637,302)	—
Total stockholders' equity	449,433	622,221	15,081	(637,302)	449,433
Total liabilities and stockholders' equity	$950,944	$879,238	$16,917	$(637,302)	$1,209,797

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$54,294	$35	$178	$—	$54,507
Receivables
Trade, less allowances	65	133,554	1,124	—	134,743
Related parties	16	658	—	—	674
Other	25	5,631	548	—	6,204
Inventories	—	320,279	5,527	—	325,806
Deferred income taxes	—	—	2	—	2
Prepaid expenses and other	914	4,576	31	—	5,521
	55,314	464,733	7,410	—	527,457

Property and equipment, net	1,284	255,869	8,771	—	265,924
Timber deposits	—	6,221	—	—	6,221
Deferred financing costs	7,562	—	—	—	7,562
Goodwill	—	12,170	—	—	12,170
Intangible assets	—	8,900	—	—	8,900
Other assets	729	7,435	—	—	8,164
Investments in affiliates	565,355	—	—	(565,355)	—
Total assets	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2012 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$11,072	$128,565	$555	$—	$140,192
Related parties	402	1,548	—	—	1,950
Accrued liabilities
Compensation and benefits	17,272	43,938	604	—	61,814
Interest payable	3,188	—	—	—	3,188
Other	2,082	25,873	1,088	—	29,043
	34,016	199,924	2,247	—	236,187

Debt
Long-term debt	275,000	—	—	—	275,000

Other
Compensation and benefits	206,668	—	—	—	206,668
Other long-term liabilities	10,353	3,983	—	—	14,336
	217,021	3,983	—	—	221,004

Redeemable equity	6,443	—	—	—	6,443

Commitments and contingent liabilities

Stockholder's equity
Preferred stock	—	—	—	—	—
Common stock	297	—	—	—	297
Additional paid-in capital	256,927	—	—	—	256,927
Accumulated other comprehensive loss	(121,229)	—	—	—	(121,229)
Accumulated deficit	(38,231)	—	—	—	(38,231)
Subsidiary equity	—	551,421	13,934	(565,355)	—
Total stockholder's equity	97,764	551,421	13,934	(565,355)	97,764
Total liabilities and stockholder's equity	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$80,836	$30,193	$(1,420)	$(28,773)	$80,836
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(28,773)	—	—	28,773	—
Depreciation and amortization, including deferred financing costs and other	457	8,124	307	—	8,888
Pension expense	2,726	—	—	—	2,726
Deferred income taxes	(68,018)	—	—	—	(68,018)
Other	243	(232)	—	—	11
Decrease (increase) in working capital
Receivables	274	(68,680)	(229)	—	(68,635)
Inventories	—	(59,913)	(1,384)	—	(61,297)
Prepaid expenses and other	(1,734)	1,386	(36)	—	(384)
Accounts payable and accrued liabilities	3,374	54,531	(411)	—	57,494
Pension contributions	(9,663)	—	—	—	(9,663)
Current and deferred income taxes	6,772	—	—	—	6,772
Other	(1,709)	(761)	(2)	—	(2,472)
Net cash used for operations	(15,215)	(35,352)	(3,175)	—	(53,742)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(5,336)	20	—	(5,316)
Proceeds from sales of assets	—	72	417	—	489
Other	2	8	12	—	22
Net cash provided by (used for) investment	2	(5,256)	449	—	(4,805)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,736	—	—	—	262,736
Issuances of long-term debt	55,000	—	—	—	55,000
Payments of long-term debt	(80,000)	—	—	—	(80,000)
Financing costs	(149)	—	—	—	(149)
Due to (from) affiliates	(43,174)	40,607	2,567	—	—
Net cash provided by financing	194,413	40,607	2,567	—	237,587
Net increase (decrease) in cash and cash equivalents	179,200	(1)	(159)	—	179,040
Balance at beginning of the period	54,294	35	178	—	54,507
Balance at end of the period	$233,494	$34	$19	$—	$233,547

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2012 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$1,668	$10,847	$(674)	$(10,173)	$1,668
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(10,173)	—	—	10,173	—
Depreciation and amortization, including deferred financing costs and other	633	7,640	447	—	8,720
Pension expense	3,235	—	—	—	3,235
Other	(15)	(98)	(315)	—	(428)
Decrease (increase) in working capital, net of acquisitions
Receivables	967	(42,701)	(696)	(56)	(42,486)
Inventories	—	(34,992)	375	—	(34,617)
Prepaid expenses and other	(1,383)	1,231	(44)	—	(196)
Accounts payable and accrued liabilities	3,770	55,799	(841)	56	58,784
Pension contributions	(3,941)	—	—	—	(3,941)
Current and deferred income taxes	55	9	—	—	64
Other	(516)	(248)	—	—	(764)
Net cash used for operations	(5,700)	(2,513)	(1,748)	—	(9,961)
Cash provided by (used for) investment
Expenditures for property and equipment	(5)	(4,646)	(76)	—	(4,727)
Acquisitions of businesses and facilities	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	88	—	—	88
Other	—	(1,059)	—	—	(1,059)
Net cash used for investment	(5)	(7,972)	(76)	—	(8,053)
Cash provided by (used for) financing
Due to (from) affiliates	(12,280)	10,485	1,795	—	—
Net cash provided by (used for) financing	(12,280)	10,485	1,795	—	—
Net decrease in cash and cash equivalents	(17,985)	—	(29)	—	(18,014)
Balance at beginning of the period	182,326	20	109	—	182,455
Balance at end of the period	$164,341	$20	$80	$—	$164,441

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2012 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2012 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). There have been no material changes to our risk factors during the three months ended March 31, 2013, from those listed in our 2012 Form 10-K. We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Boise Cascade completed an initial public offering of its common stock on February 11, 2013, discussed in Note 8, Stockholders' Equity, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Boise Cascade Company is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures and sells engineered wood products (EWP), plywood, studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 11, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $24.6 million during the three months ended March 31, 2013, compared with income from operations of $6.2 million during the three months ended March 31, 2012. Our improved results were driven primarily by sales volume growth and commodity price increases. These changes are discussed further in "Our Operating Results" below.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of $262.7 million, net of underwriting discounts and offering expenses. At March 31, 2013, we had $233.5 million of cash and cash equivalents and $290.2 million of usable committed bank line availability. We generated $179.0 million of cash during the three months ended March 31, 2013, as cash provided by net proceeds from our initial public offering was offset partially by cash used for operations, net payments of $25.0 million on our $300 million senior secured asset-based revolving credit facility (Revolving Credit Facility), and capital spending. These changes are discussed further in "Liquidity and Capital Resources" below.

Demand for our products closely correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of April 2013, the Blue Chip Economic Indicators consensus forecast for 2013 single- and multi-family housing starts in the U.S. was 1.00 million units, compared with actual housing starts of 0.78 million in 2012 and 0.61 million in 2011, as reported by the U.S. Census Bureau. These amounts are below historical trends of approximately 1.4 million units per year over the 20 years prior to 2013. Single-family housing starts are a primary driver of our sales, and although 2013 housing starts are projected to be higher than in 2012, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 7.6% as of March 31, 2013, from 8.2% as of March 31, 2012. We believe continued employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience demand below 20-year average historical levels for the products we manufacture and distribute. However, the housing industry has shown signs of improvement in the U.S., and we remain optimistic that the recent improvement in demand for our products will continue. Commodity wood product prices in first quarter 2013, including structural panels and lumber, were well above 5-year average historical levels. Future pricing could be volatile in response to operating rates and inventory levels in various distribution channels. We expect to manage our production levels to our sales demand, which will likely result in operating our engineered wood products facilities below their capacity until demand improves further.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

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

•	cost of compliance with government regulations, in particular environmental regulations;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	impairment of our long-lived assets;

•	the need to successfully implement succession plans for certain members of our senior management team;

•	our reliance on Boise Inc. for many of our administrative services;

•	major equipment failure;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	increased costs as a public company;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2012 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
	(millions)
Sales
Trade	$744.9	$587.0

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	644.8	510.1
Depreciation and amortization	8.5	8.1
Selling and distribution expenses	57.0	53.8
General and administrative expenses	10.0	9.0
Other (income) expense, net	(0.1)	(0.4)
	720.2	580.7

Income from operations	$24.6	$6.2

	(percentage of sales)
Sales
Trade	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.6%	86.9%
Depreciation and amortization	1.1	1.4
Selling and distribution expenses	7.7	9.2
General and administrative expenses	1.3	1.5
Other (income) expense, net	—	(0.1)
	96.7%	98.9%

Income from operations	3.3%	1.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31
	2013	2012
	(thousands)
U.S. Housing Starts (a)
Single-family	135.1	105.5
Multi-family	75.6	49.5
	210.7	155.0

	(millions)
Segment Sales
Wood Products	$269.2	$211.1
Building Materials Distribution	581.1	451.4
Intersegment eliminations	(105.5)	(75.6)
	$744.9	$587.0

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.7	2.1
I-joists (equivalent lineal feet)	41	30
Plywood (sq. ft.) (3/8" basis)	346	328
Lumber (board feet)	50	41

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.25	$15.05
I-joists (1,000 equivalent lineal feet)	964	935
Plywood (1,000 sq. ft.) (3/8" basis)	331	267
Lumber (1,000 board feet)	463	414

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	54.1%	50.2%
General line	31.0%	36.5%
Engineered wood	14.9%	13.3%

Gross margin percentage (b)	11.0%	11.5%
_______________________________________

(a)    Actual U.S. housing starts data as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Materials, labor, and other operating expenses for our Building Materials Distribution segment include primarily costs of inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2013, total sales increased $157.9 million, or 27%, to $744.9 million from $587.0 million during the three months ended March 31, 2012. The increase in sales was driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. Average composite panel and average composite lumber prices for the three months ended March 31, 2013, were 50% and 43% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. Increases in OSB and dimension lumber were the primary drivers of the price increases within the composite indexes. These price changes were a major contributor to the mix shift to a greater proportion of commodity sales, as well as an 18% increase in sales prices in our Building Materials Distribution segment when compared to the same quarter in the prior year. U.S. housing starts increased 36% in first quarter 2013, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 28% for the quarter, compared with the same period in 2012.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $58.1 million, or 28%, to $269.2 million for the three months ended March 31, 2013, from $211.1 million for the three months ended March 31, 2012. The increase in sales was due primarily to higher plywood prices and volumes, resulting in increases of $22.3 million and $4.8 million, respectively, as well as increased EWP volumes resulting in an increase of $20.3 million. Lumber sales volumes and prices also contributed $3.7 million and $2.4 million, respectively, to the increase in sales. Laminated veneer lumber (LVL) and I-joist sales volumes increased 28% and 37%, respectively, due to higher levels of residential construction activity, additional sales to existing customers, and sales to new EWP customers. In addition, lumber and plywood sales volumes increased 22% and 5%, respectively. Plywood and lumber prices increased 24% and 12%, respectively, while LVL and I-joist sales prices improved modestly by 1% and 3%, respectively.

 Building Materials Distribution.  Sales increased $129.7 million, or 29%, to $581.1 million for the three months ended March 31, 2013, from $451.4 million for the three months ended March 31, 2012. Commodity pricing increased significantly in the comparative periods, with the overall increase in sales driven primarily by improvements in sales prices and volumes of 18% and 9%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 44%, or $26.5 million; commodity sales increased 39%, or $87.6 million; and general line product sales increased 9%, or $15.6 million.

Costs and Expenses

Materials, labor, and other operating expenses increased $134.7 million, or 26%, to $644.8 million for the three months ended March 31, 2013, compared with $510.1 million during the same period in the prior year. The increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy, driven by higher sales volumes of EWP, lumber, and plywood in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 10%, compared with the same period in 2012. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 160 basis points. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs of 360 basis points due to higher sales, offset partially by increases in wood fiber costs and other manufacturing costs, including inventory purchased for resale, of 140 and 60 basis points, respectively. In addition, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment, as well as a 50-basis-point increase in the MLO rate, compared with the prior year, in our Building Materials Distribution segment.

Depreciation and amortization expenses were relatively flat for the three months ended March 31, 2013, compared with the same period in the prior year.

Selling and distribution expenses increased $3.2 million, or 6%, to $57.0 million for the three months ended March 31, 2013, compared with $53.8 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses of $2.1 million and higher transportation costs in our Building Materials Distribution segment of $0.5 million due to increased sales volumes.

General and administrative expenses increased $1.0 million, or 11%, to $10.0 million for the three months ended March 31, 2013, compared with $9.0 million for the same period in the prior year. The increase was due primarily to higher professional service expenses of $0.6 million and higher employee-related expenses of $0.4 million.

For both the three months ended March 31, 2013 and 2012, other (income) expense, net, was insignificant.

Income (Loss) From Operations

Income from operations increased $18.4 million to $24.6 million of income for the three months ended March 31, 2013, compared with $6.2 million for the three months ended March 31, 2012. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of labor costs, as discussed above.

Wood Products.  Segment income improved $10.0 million to $20.8 million of income for the three months ended March 31, 2013, from $10.8 million of income for the three months ended March 31, 2012. The increase in segment income was driven primarily by higher plywood, lumber, and EWP sales prices, as well as improved leveraging of selling and distribution expenses and depreciation and amortization. These improvements were offset partially by higher wood fiber costs.

Building Materials Distribution.  Segment income (loss) improved $8.8 million to $8.0 million of income for the three months ended March 31, 2013, from a $0.8 million loss for the three months ended March 31, 2012. The improvement in segment income was driven primarily by a higher gross margin of $12.2 million, which was generated by increased sales, offset partially by a decline in gross margin percentage of 50 basis points, compared with the same period in the prior year. While total selling and distribution expenses increased 6%, these costs decreased as a percentage of segment sales by 180 basis points, as selling and distribution expenses did not increase at the same rate as sales.

Income Tax (Provision) Benefit

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations during the three months ended March 31, 2013. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates, which results in a statutory tax rate of approximately 38% under current tax law. For the three months ended March 31, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $7.6 million of income tax expense and had an effective rate of 38.3%. During the three months ended March 31, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% was the effect of state taxes.

Prior to January 1, 2013, as a limited liability company, we were not subject to entity-level federal or state income taxation. Our income tax provision generally consisted of income taxes payable to state jurisdictions that did not allow for the income tax liability to be passed through to our former sole member as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%.

Liquidity and Capital Resources

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of approximately $262.7 million, net of underwriting discounts and offering expenses. We used $25.0 million of the net proceeds to repay borrowings under our Revolving Credit Facility, and we intend to use the remainder for general corporate purposes.

We ended first quarter 2013 with $233.5 million of cash and $250.0 million of long-term debt. At March 31, 2013, we had $523.8 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $179.0 million of cash during the three months ended March 31, 2013, as cash provided by net proceeds from our initial public offering was offset by cash used for operations, net payments of $25.0 million on our Revolving Credit Facility, and capital spending, as discussed below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months. In response to the continued economic uncertainty and to conserve our liquidity, we will continue to manage production levels to sales demand.

Sources and Uses of Cash

We generate cash primarily from sales of our products, short-term and long-term borrowings, and equity offerings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investment activities, and financing activities.

	Three Months Ended March 31
	2013	2012
	(thousands)
Cash used for operations	$(53,742)	$(9,961)
Cash used for investment	(4,805)	(8,053)
Cash provided by financing	237,587	—

Operating Activities

For the three months ended March 31, 2013, our operating activities used $53.7 million of cash, compared with $10.0 million of cash used for operations in the same period in 2012. The $53.7 million of cash used for operations was due primarily to a $72.8 million increase in working capital and pension contributions of $9.7 million, offset partially by $24.4 million of income (before noncash income and expenses). The $10.0 million of cash used for operations during the three months ended March 31, 2012, was driven primarily by increases in working capital of $18.5 million and pension contributions of $3.9 million, offset partially by $13.2 million of income (before noncash income and expenses).

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 36% and 23%, comparing sales for the months of March 2013 and 2012 with sales for the months of December 2012 and 2011, respectively. The increase in inventories during the three months ended March 31, 2013, represents normal seasonal inventory build, product line expansions, and cost inflation on inventory purchased for resale and key raw materials we consume in the manufacture of wood products. The increase in accounts payable and accrued liabilities provided $57.5 million of cash during the three months ended March 31, 2013, compared with $58.8 million in the same period a year ago.

Investment Activities

During the three months ended March 31, 2013 and 2012, we used approximately $5.3 million and $4.7 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. We expect capital expenditures in 2013 to total approximately $40 million to $45 million, excluding acquisitions. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. During the three months ended March 31, 2012, we also used $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe improves fiber integration and enhances the product mix capabilities in our Inland Region lumber operations.

Financing Activities

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of approximately $262.7 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.2 million.

During the three months ended March 31, 2013, we borrowed $55.0 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand. We used $25.0 million of the net proceeds from our initial public offering to repay the remaining borrowings under our Revolving Credit Facility, resulting in no borrowings outstanding under our Revolving Credit Facility at March 31, 2013.

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp., is guarantor, under a $300 million senior secured asset-based revolving credit facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

At March 31, 2013, and December 31, 2012, we had no borrowings and $25.0 million outstanding, respectively, under the Revolving Credit Facility and $9.8 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $75.0 million during the three months ended March 31, 2013.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that is exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. On March 28, 2013, in accordance with the terms of the indenture governing the Senior Notes, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On April 9, 2013, we commenced an offer to exchange any and all of our outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020. The exchange offer has been registered under the Securities Act of 1933, as amended, pursuant to an effective registration statement on Form S-4 (File No. 333-187651) filed with the U.S. Securities and Exchange Commission.

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K and in Note 5, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. There have been no other material changes in contractual obligations outside the ordinary course of business since December 31, 2012.

Off-Balance-Sheet Activities

At March 31, 2013, and December 31, 2012, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 9, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2013, there have been no material changes to the guarantees disclosed in our 2012 Form 10-K.

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

Employees

As of April 14, 2013, we had approximately 4,620 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of April 14, 2013, we had ten collective bargaining agreements. Two agreements, covering 358 employees at our facility in Florien, Louisiana, and 281 employees at our facility in Oakdale, Louisiana, are set to expire on July 15, 2013. We expect these two agreements to be bargained together. If these agreements are not renewed or extended upon their expiration, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. As of March 31, 2013, we added income taxes to our critical accounting estimates disclosed in our 2012 Form 10-K.

Income Taxes

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our consolidated balance sheet, the effect of which was recorded as an income tax benefit in the Consolidated Statement of Operations during the three months ended March 31, 2013.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods where deferred tax assets and liabilities are expected to be realized or settled.

Deferred tax assets related to investments in foreign subsidiaries and capital loss carryforwards were $15.8 million and $6.1 million, respectively, at March 31, 2013. Both of these items are fully offset by valuation allowances as we believe it is more likely than not that we will not be able to meet applicable tax thresholds that govern realization of these deferred tax asset items.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections of future reversals of existing temporary differences, the historical level of taxable income, and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences, except as discussed above. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of March 31,

2013, if we were to not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see "New and Recently Adopted Accounting Standards" in Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" in this Form 10-Q.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. As of March 31, 2013, there have been no material changes in our exposure to market risk from those disclosed in our 2012 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-Q are certifications of our chief executive officer (CEO) and chief financial officer (CFO). Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act), requires that we include these certifications with this report. This Controls and Procedures section includes information concerning the disclosure controls and procedures referred to in the certifications. You should read this section in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as Rule 13a-15(e) under the Exchange Act defines such term. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including the CEO and CFO, as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us at cost. These services include information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by this Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2012 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. There have been no material changes to our risk factors during the three months ended March 31, 2013, from those listed in our 2012 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As described in Note 7, Stock-Based Compensation, to the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements of this Form 10-Q, Boise Cascade issued 161,257 nonqualified stock options, subject to a three-year vesting period, to its officers and certain employees in February 2013. At the same time, Boise Cascade also issued 90,124 performance stock units, which are subject to the satisfaction of performance and service conditions, to its officers and certain employees and 14,161 restricted stock units, subject to a one-year vesting period, to its directors. The stock options, performance stock units, and restricted stock units were granted under our 2013 Incentive Plan. There were no underwriters employed in connection with these transactions.

The offers, sales, and issuances of the securities described in this “Unregistered Sales of Equity Securities” section of Item 2 were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Registered Securities

On February 5, 2013, a registration statement on Form S-1 (File No. 333-184964) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission (SEC). In this offering, we sold a total of 13,529,412 shares of common stock for net proceeds of approximately $263 million, net of underwriting discounts and offering expenses. As previously described in our annual report on Form 10-K for the year ended December 31, 2012, and in the final prospectus dated February 5, 2013, filed by us with the SEC pursuant to Rule 424(b) (the Prospectus), we used $25.0 million of the net proceeds from this offering to repay borrowings under our revolving credit facility. From the effective date of the registration statement through March 31, 2013, we estimate that approximately $5 million of the other remaining net proceeds from this offering (after giving effect to the $25.0 million repayment of borrowings under our revolving credit facility) have been used for capital spending and working capital. This estimate was calculated by comparing the cash available from our initial public offering (after giving effect to the $25.0 million debt repayment) and cash available from cash on hand prior to our initial public offering plus cash generated from operations since our initial public offering.

There was no material change in the use of proceeds from this offering from that described in the Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 1, 2013

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013

Number	Description

3.1
Form of Certificate of Conversion of Boise Cascade, L.L.C. (incorporated by reference to Exhibit 3.1 on Boise Cascade Company's Registration Statement on Form S-1/A, File No. 333-184964, filed January 23, 2013)

3.2
Certificate of Incorporation of Boise Cascade Company (incorporated by reference to Exhibit 4.1 on Boise Cascade Company's Registration Statement on Form S-8, File No. 333-186871, filed February 26, 2013)

3.3	Bylaws of Boise Cascade Company (incorporated by reference to Exhibit 4.2 on Boise Cascade Company's Registration Statement on Form S-8, File No. 333-186871, filed February 26, 2013)

10.1
Registration Rights Agreement dated February 8, 2013, by and between Boise Cascade Company and Boise Cascade Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed February 13, 2013)

10.2
Director Nomination Agreement dated February 11, 2013, by and among Boise Cascade Company and Boise Cascade Holdings, L.L.C., and Madison Dearborn Capital Partners IV, L.P. (incorporated by reference to Exhibit 10.2 on Boise Cascade Company's Current Report on Form 8-K, filed February 13, 2013)

10.3+
Form of Indemnification Agreement (for directors and officers affiliated with Madison Dearborn Partners, L.L.C) (incorporated by reference to Exhibit 10.3 on Boise Cascade Company's Current Report on Form 8-K, filed February 13, 2013)

10.4+
Form of Indemnification Agreement (for directors and officers not affiliated with Madison Dearborn Partners, L.L.C) (incorporated by reference to Exhibit 10.4 on Boise Cascade Company's Current Report on Form 8-K, filed February 13, 2013)

10.5+	Boise Cascade Company 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 on Boise Cascade Company's Current Report on Form 8-K, filed February 13, 2013)

10.6+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed March 4, 2013)

10.7+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 on Boise Cascade Company's Current Report on Form 8-K, filed March 4, 2013)

10.8+	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 on Boise Cascade Company's Current Report on Form 8-K, filed March 4, 2013)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (a)	Financial Statements in XBRL Format

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)    Furnished with this Quarterly Report on Form 10-Q.