Form 10-Q
period 2013-06-30
BOISE CASCADE Co
filed 2013-07-31
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

There were 39,365,350 shares of the registrant's $0.01 par value common stock outstanding on July 30, 2013.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(thousands, except per-share data)
Sales	$852,295	$732,900	$1,597,173	$1,319,886

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	750,996	632,607	1,395,843	1,142,731
Depreciation and amortization	8,766	8,338	17,243	16,457
Selling and distribution expenses	60,102	60,468	117,106	114,282
General and administrative expenses	10,251	10,689	20,297	19,737
Other (income) expense, net	(39)	653	(173)	285
	830,076	712,755	1,550,316	1,293,492

Income from operations	22,219	20,145	46,857	26,394

Foreign exchange loss	(291)	(289)	(371)	(103)
Interest expense	(4,781)	(4,818)	(9,672)	(9,631)
Interest income	62	87	124	194
	(5,010)	(5,020)	(9,919)	(9,540)

Income before income taxes	17,209	15,125	36,938	16,854
Income tax (provision) benefit	(6,797)	(78)	54,310	(139)
Net income	$10,412	$15,047	$91,248	$16,715

Weighted average common shares outstanding:
Basic	43,229	29,700	40,415	29,700
Diluted	43,233	29,700	40,417	29,700

Net income per common share:
Basic	$0.24	$0.51	$2.26	$0.56
Diluted	$0.24	$0.51	$2.26	$0.56

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(thousands)
Net income	$10,412	$15,047	$91,248	$16,715
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $870, $0, $1,731, and $0, respectively	1,411	1,958	2,806	3,984
Amortization of prior service costs and other, net of tax of $8, $0, $17, and $0, respectively	14	42	28	83
Other comprehensive income, net of tax	1,425	2,000	2,834	4,067
Comprehensive income	$11,837	$17,047	$94,082	$20,782

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2013	December 31, 2012
	(thousands)
ASSETS
Current
Cash and cash equivalents	$232,667	$54,507
Receivables
Trade, less allowances of $2,546 and $2,696	205,722	134,743
Related parties	434	674
Other	6,612	6,204
Inventories	368,350	325,806
Deferred income taxes	19,749	2
Prepaid expenses and other	11,851	5,521
Total current assets	845,385	527,457

Property and equipment, net	261,309	265,924
Timber deposits	7,267	6,221
Deferred financing costs	7,279	7,562
Goodwill	12,170	12,170
Intangible assets	8,900	8,900
Deferred income taxes	44,819	—
Other assets	7,486	8,164
Total assets	$1,194,615	$836,398

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2013	December 31, 2012
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$195,206	$140,192
Related parties	1,957	1,950
Accrued liabilities
Compensation and benefits	42,039	61,814
Interest payable	2,745	3,188
Other	30,875	29,043
	272,822	236,187

Debt
Long-term debt	250,000	275,000

Other
Compensation and benefits	195,384	206,668
Other long-term liabilities	14,447	14,336
	209,831	221,004

Redeemable equity	—	6,443

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,229 and 29,700 shares issued and outstanding	432	297
Additional paid-in capital	494,908	256,927
Accumulated other comprehensive loss	(118,395)	(121,229)
Retained earnings (accumulated deficit)	85,017	(38,231)
Total stockholders' equity	461,962	97,764
Total liabilities and stockholders' equity	$1,194,615	$836,398

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2013	2012
	(thousands)
Cash provided by (used for) operations
Net income	$91,248	$16,715
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	18,131	17,664
Stock-based compensation	1,073	—
Pension expense	5,434	6,394
Deferred income taxes	(66,314)	—
Other	(277)	(469)
Decrease (increase) in working capital, net of acquisitions
Receivables	(71,487)	(59,482)
Inventories	(42,544)	(35,154)
Prepaid expenses and other	(2,523)	(2,251)
Accounts payable and accrued liabilities	36,833	68,235
Pension contributions	(9,970)	(7,874)
Income taxes payable	(881)	(29)
Other	(4,546)	1,034
Net cash provided by (used for) operations	(45,823)	4,783

Cash provided by (used for) investment
Expenditures for property and equipment	(14,042)	(10,952)
Acquisitions of businesses and facilities	—	(2,355)
Proceeds from sales of assets	546	145
Other	10	(1)
Net cash used for investment	(13,486)	(13,163)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,599	—
Issuances of long-term debt	55,000	—
Payments of long-term debt	(80,000)	—
Financing costs	(321)	—
Other	191	—
Net cash provided by financing	237,469	—

Net increase (decrease) in cash and cash equivalents	178,160	(8,380)

Balance at beginning of the period	54,507	182,455

Balance at end of the period	$232,667	$174,075

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following our initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. Following the completion of a secondary offering by BC Holdings of 10,000,000 shares of our common stock and the repurchase of 3,864,062 shares of our common stock from BC Holdings subsequent to June 30, 2013, the common stock held by BC Holdings represents 40.2% of our outstanding common stock. See Note 13, Subsequent Events, for a discussion of the secondary offering and repurchase of common stock. BC Holdings is controlled by Forest Products Holdings, L.L.C. (FPH).

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2013, and December 31, 2012, we had $4.0 million and $4.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At June 30, 2013, and December 31, 2012, we had $21.2 million and $19.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.7 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively, and $7.3 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process was not material):

	June 30, 2013	December 31, 2012
	(thousands)
Finished goods and work in process	$316,605	$267,115
Logs	29,517	37,273
Other raw materials and supplies	22,228	21,418
	$368,350	$325,806

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2013	December 31, 2012
	(thousands)
Land	$34,992	$35,662
Buildings	88,818	88,129
Improvements	34,731	34,526
Office equipment and vehicles	85,954	80,857
Machinery and equipment	271,166	264,084
Construction in progress	9,928	11,176
	525,589	514,434
Less accumulated depreciation	(264,280)	(248,510)
	$261,309	$265,924

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of June 30, 2013, and December 31, 2012, we held $176.8 million and $10.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2013, the book value of our fixed-rate debt was $250.0 million, and the fair value was estimated to be $253.8 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 measurement).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2013, and December 31, 2012, the receivables from a single customer accounted for approximately 16% and 14%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for net operating loss carry forwards, a similar tax loss or a tax credit carry forward (Carryforward), if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a Carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. We are currently evaluating the effect, if any, the adoption of this standard will have on our financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. We adopted the provisions of this guidance January 1, 2013, and it had no effect on our financial position and results of operations. For additional information, see Note 8, Stockholders' Equity.

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

Income Tax Provision

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a limited liability company, we were treated as a disregarded entity for federal income tax purposes and, as such, were included in the income tax return for BC Holdings. Our income tax provision generally consisted of income taxes payable to state jurisdictions that did not allow for the income tax liability to be passed through to our former sole member as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. For both the three months and six months ended June 30, 2012, income tax expense was $0.1 million.

The conversion from a limited liability company to a corporation, for tax purposes, was deemed a nontaxable transfer of Boise Cascade, L.L.C., assets and liabilities to Boise Cascade Company. As a result of our conversion to a corporation, we recorded total deferred tax assets of $101.9 million and total deferred tax liabilities of $33.2 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations. These deferred tax items largely consisted of a $69.8 million deferred tax asset related to the pension liability, a $27.4 million deferred tax liability related to property and equipment, and $18.0 million of deferred tax assets related to other employee benefits. No valuation allowance was recorded on our domestic deferred tax assets, except for capital loss carryforwards of $6.1 million, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As a corporation, we are subject to typical corporate U.S. federal, state, and foreign income tax rates. Boise Cascade Company will file tax returns as a corporation for the year ending December 31, 2013. For the three months and six months ended June 30, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $6.8 million and $14.4 million, respectively, of income tax expense and had an effective rate of 39.5% and 38.9%, respectively. During the three months and six months ended June 30, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

During the six months ended June 30, 2013 and 2012, cash paid for taxes, net of refunds received, was $12.7 million and $0.2 million, respectively.

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows (dollars in thousands):

Six Months Ended June 30, 2013

Income before income taxes	$36,938
Statutory U.S. income tax rate	35.0%

Statutory tax provision	$12,928
State taxes	1,231
Other	197
Total	$14,356

Effective income tax rate excluding discrete item	38.9%

Recognition of beginning deferred tax balances	$(68,666)

Income tax benefit with discrete item	$(54,310)

Effective income tax rate with discrete item	(147.0)%

The income tax provision (benefit) shown in the Consolidated Statements of Operations includes the following (dollars in thousands):

Six Months Ended June 30, 2013

Current income tax provision (benefit)
Federal	$10,208
State	1,796
Foreign	—
Total current	$12,004

Deferred income tax provision (benefit)
Federal	$(60,745)
State	(5,569)
Foreign	—
Total deferred	$(66,314)
Income tax provision (benefit)	$(54,310)

Income Tax Uncertainties

Boise Cascade, or one of its subsidiaries, files federal income tax returns in the U.S. and Canada and various state income tax returns. The significant state jurisdictions are California, Idaho, Oregon, and Texas.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of June 30, 2013, we had an insignificant amount of unrecognized tax benefits recorded on our Consolidated Balance Sheets, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We had no unrecognized tax benefits recorded as of December 31, 2012.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. During each of the three months and six months ended June 30, 2013 and 2012, we recognized an insignificant amount of interest and penalties related to taxes.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(thousands, except per-share data)
Net income	$10,412	$15,047	$91,248	$16,715
Weighted average common shares outstanding during the period (for basic calculation)	43,229	29,700	40,415	29,700
Dilutive effect of other potential common shares	4	—	2	—
Weighted average common shares and potential common shares (for diluted calculation)	43,233	29,700	40,417	29,700

Net income per common share - Basic	$0.24	$0.51	$2.26	$0.56
Net income per common share - Diluted	$0.24	$0.51	$2.26	$0.56

The computation of the dilutive effect of other potential common shares excludes options representing 0.2 million shares and no shares of common stock, respectively, in the three months ended June 30, 2013 and 2012, and 0.1 million shares and no shares of common stock, respectively, in the six months ended June 30, 2013 and 2012. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(thousands)
Asset-based revolving credit facility	$—	$25,000
6.375% senior notes	250,000	250,000
Long-term debt	$250,000	$275,000

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $300 million senior secured asset-based revolving credit facility (Revolving Credit Facility). Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On May 15, 2013, we entered into a third amendment to the credit agreement governing the Revolving Credit Facility, which reduced unused commitment fee rates as described below. We entered into a fourth amendment to our Revolving Credit Facility on July 19, 2013 to permit the consummation of the repurchase of $100.0 million of our common stock from BC Holdings (the “Repurchase”), as described in Note 13, Subsequent Events.

The Revolving Credit Facility has a maturity date of July 13, 2016, and is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for loans based on LIBOR and from 0.75% to 1.25% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, effective with the third amendment to the credit agreement, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below the greater of $31.25 million or 12.5% of the aggregate lending commitments. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at June 30, 2013, was $290.7 million. At June 30, 2013, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR, as applicable) under the Revolving Credit Facility totaled $523.4 million.

The Revolving Credit Facility generally permits dividends only if certain conditions are met, including complying with the minimum Availability requirements and having a fixed-charge coverage ratio of 1:1 on a pro forma basis. Notwithstanding the foregoing, the fourth amendment to the credit agreement permits consummation of the Repurchase in an amount not to exceed $100.0 million.

At June 30, 2013, and December 31, 2012, we had no borrowings and $25.0 million outstanding, respectively, under the Revolving Credit Facility and $9.3 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $75.0 million during the six months ended June 30, 2013.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On May 8, 2013, we completed an offer to exchange any and all of our outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020, which have been registered under the Securities Act of 1933, as amended. $250 million in aggregate principal amount (or 100%) of the outstanding Senior Notes were tendered upon closing of the exchange offer for an equivalent amount of registered Senior Notes.

Cash Paid for Interest

For the six months ended June 30, 2013 and 2012, cash payments for interest were $9.2 million and $8.4 million, respectively.

6.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(thousands)
Service cost	$671	$1,182	$1,342	$2,351
Interest cost	4,650	4,824	9,292	9,667
Expected return on plan assets	(4,916)	(4,847)	(9,782)	(9,691)
Amortization of actuarial loss	2,281	1,958	4,537	3,984
Amortization of prior service costs	22	42	45	83
Net periodic benefit cost	$2,708	$3,159	$5,434	$6,394

In the first six months of 2013, we contributed $10.0 million in cash to the pension plans. For the remainder of 2013, we expect to make less than $1 million in additional cash contributions to the pension plans.

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

Shares issued pursuant to awards under the 2013 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2013 Incentive Plan is 3.1 million shares. As of June 30, 2013, 2.8 million shares remained available for future issuance under the 2013 Incentive Plan.

In February 2013, we granted three types of stock-based awards under the 2013 Incentive Plan: stock options, performance stock units (PSUs), and restricted stock units (RSUs).

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees, subject to service conditions. The stock options generally vest and become exercisable on a pro rata basis over a three-year period from the date of grant. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. No options were vested and exercisable at June 30, 2013. The following is a summary of our stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2012	—	$—
Granted	161,257	27.19
Outstanding, June 30, 2013	161,257	$27.19	9.7	$—
Vested and expected to vest, June 30, 2013	132,484	$27.19	9.7	$—
Exercisable, June 30, 2013	—	$—	—	$—

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months Ended June 30, 2013
Expected volatility	60.9%
Expected life (in years)	6.0
Risk-free interest rate	1.0%
Expected dividends	—
Weighted average fair value per option granted	$14.87

The expected volatility of our stock price was based on the volatility of related industry stocks. As these 2013 grants were our first issuances of stock options and our equity shares have been traded for a short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate the expected life. Therefore, we used the simplified method as allowed by the Securities and Exchange Commission. The risk-free interest rate was based on the yields of U.S. Treasury issues with terms similar to the expected life of the options.

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

In February 2013, we granted 14,161 RSUs to our directors with only service conditions. The RSUs vest at the end of the one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the six months ended June 30, 2013:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2012	—	$—
Granted	104,285	26.65
Unvested, June 30, 2013	104,285	$26.65

Compensation Expense

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognize the effect of adjusting the estimated forfeiture rates in the period in which we change such estimated rates. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statement of Operations. Total stock-based compensation recognized from stock options, PSUs, and RSUs, net of estimated forfeitures, was as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(thousands)
Stock options	$195	$268
PSUs and RSUs	635	805
Total	$830	$1,073

The related tax benefit for the six months ended June 30, 2013, was $0.4 million. As of June 30, 2013, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $3.6 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.3 years.

8.    Stockholders' Equity

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of $262.6 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.3 million.

Upon our conversion from a limited liability company to a corporation, our certificate of incorporation authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of June 30, 2013 and December 31, 2012. We had 43,229,412 and 29,700,000 shares of common stock issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade. After giving effect to the Repurchase, as described in Note 13, Subsequent Events, we had 43,229,412 shares of common stock issued, of which 39,365,350 shares were outstanding.

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

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2013 and 2012:

	Changes in Accumulated Other Comprehensive Loss
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(thousands)
Beginning Balance	$(119,820)	$(118,778)	$(121,229)	$(120,845)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of $878, $0, $1,748, and $0, respectively (a)	1,425	2,000	2,834	4,067
Ending Balance	$(118,395)	$(116,778)	$(118,395)	$(116,778)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 6, Retirement and Benefit Plans.

9.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. The agreement, as extended, expires on February 22, 2015. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $4.0 million and $3.6 million, respectively, for the three months ended June 30, 2013 and 2012, and $7.9 million and $7.3 million, respectively, for the six months ended June 30, 2013 and 2012.

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

Sales
Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $5.3 million and $4.5 million, respectively, during the three months ended June 30, 2013 and 2012, and $11.5 million and $9.4 million, respectively, during the six months ended June 30, 2013 and 2012. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $16.8 million and $19.3 million, respectively, during the three months ended June 30, 2013 and 2012, and $32.5 million and $30.6 million, respectively, during the six months ended June 30, 2013 and 2012. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

Equity Repurchase

As described in Note 13, Subsequent Events, we entered into a repurchase agreement with BC Holdings, our principal stockholder, on July 22, 2013 to repurchase approximately $100 million of our common stock from BC Holdings. We repurchased 3,864,062 shares of our common stock from BC Holdings on July 30, 2013 for $100.0 million.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended June 30, 2013
Wood Products	$170.8	$109.6	$280.4	$23.0	$6.5	$29.6
Building Materials Distribution	681.5	—	681.5	3.3	2.2	5.5
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(109.6)	(109.6)	—	—	—
	$852.3	$—	$852.3	21.9	$8.8	$30.7
Interest expense				(4.8)
Interest income				0.1
				$17.2

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended June 30, 2012
Wood Products	$152.4	$89.4	$241.8	$15.5	$6.1	$21.7
Building Materials Distribution	580.5	—	580.5	8.7	2.2	10.9
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(89.4)	(89.4)	—	—	—
	$732.9	$—	$732.9	19.9	$8.3	$28.2
Interest expense				(4.8)
Interest income				0.1
				$15.1

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Six Months Ended June 30, 2013
Wood Products	$334.6	$215.1	$549.6	$43.9	$12.8	$56.6
Building Materials Distribution	1,262.6	—	1,262.6	11.3	4.4	15.7
Corporate and Other	—	—	—	(8.6)	0.1	(8.6)
Intersegment eliminations	—	(215.1)	(215.1)	—	—	—
	$1,597.2	$—	$1,597.2	46.5	$17.2	$63.7
Interest expense				(9.7)
Interest income				0.1
				$36.9

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Six Months Ended June 30, 2012
Wood Products	$288.0	$165.1	$453.0	$26.4	$12.0	$38.4
Building Materials Distribution	1,032.0	—	1,032.0	7.9	4.4	12.3
Corporate and Other	—	—	—	(7.9)	0.1	(7.9)
Intersegment eliminations	—	(165.1)	(165.1)	—	—	—
	$1,319.9	$—	$1,319.9	26.3	$16.5	$42.7
Interest expense				(9.6)
Interest income				0.2
				$16.9

___________________________________

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

The following is a reconciliation of net income to EBITDA:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(millions)
Net income(1)	$10.4	$15.0	$91.2	$16.7
Interest expense	4.8	4.8	9.7	9.6
Interest income	(0.1)	(0.1)	(0.1)	(0.2)
Income tax provision (benefit)(1)	6.8	0.1	(54.3)	0.1
Depreciation and amortization	8.8	8.3	17.2	16.5
EBITDA	$30.7	$28.2	$63.7	$42.7
 _______________________________________

(1)	The six months ended June 30, 2013, includes $68.7 million of income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 5, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2013, there have been no material changes to the commitments disclosed in the 2012 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2013, there have been no material changes to the guarantees disclosed in the 2012 Form 10-K.

13.	Subsequent Events

Acquisition Agreement

On July 19, 2013, we entered into an agreement to purchase the Southeast operations of Wood Resources LLC. These operations consist of a plywood manufacturing facility located in each of North and South Carolina. In accordance with the terms of the purchase agreement, we will acquire 100% of the equity interests in both Chester Wood Products LLC and Moncure Plywood LLC.

The purchase price for the acquisition is $102.0 million, subject to adjustment at closing based upon a working capital target. The closing of the acquisition is expected to occur prior to September 30, 2013. The agreement contains standard representations and warranties, indemnities and closing conditions, including receipt of approval under the Hart-Scott-Rodino Act of 1976, as amended. Of the purchase price, $5.1 million will be placed into escrow at closing to satisfy any claims for indemnification, 50% of which is eligible to be released after one year with the balance released after two years (assuming no pending claims). We currently intend to finance the acquisition with approximately $77.0 million of cash on hand and approximately $25.0 million of drawings under our revolving credit facility.

Stock Repurchase Agreement, Secondary Offering, and Revolving Credit Facility Amendment

On July 22, 2013, we entered into a Share Repurchase Agreement (the "Agreement") with BC Holdings. Under the Agreement, on July 30, 2013 we repurchased 3,864,062 shares of common stock from BC Holdings for $100.0 million in the Repurchase concurrently with the closing of the secondary offering by BC Holdings, whereby BC Holdings sold 10,000,000 shares of Boise Cascade common stock. The purchase price for the repurchased shares equaled the net price paid by the underwriters in connection with the secondary offering. We funded the Repurchase with cash on hand.
On July 19, 2013, Boise Cascade and certain of its subsidiaries, as borrowers, entered into the fourth amendment to its revolving credit facility (the “Amendment”), with Wells Fargo Capital Finance, LLC, as administrative agent for the lenders, and the lenders party thereto. The Amendment permitted the consummation of the Repurchase in an amount not to exceed $100.0 million at any time prior to August 20, 2013.

14.	Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income (Loss), Balance Sheets, and Cash Flows related to Boise Cascade. The Senior Notes are guaranteed fully and unconditionally and jointly and severally by each of our existing and future subsidiaries (other than our foreign subsidiaries). Each of our existing subsidiaries that is a guarantor of the Senior Notes is 100% owned by Boise Cascade. Other than the consolidated financial statements and footnotes for Boise Cascade and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. The reclassifications to net income from accumulated other comprehensive loss are recorded primarily in our guarantor subsidiaries.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$848,515	$3,780	$—	$852,295
Intercompany	—	—	2,920	(2,920)	—
	—	848,515	6,700	(2,920)	852,295

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	746,539	7,692	(3,235)	750,996
Depreciation and amortization	33	8,429	304	—	8,766
Selling and distribution expenses	—	59,461	641	—	60,102
General and administrative expenses	4,045	5,891	—	315	10,251
Other (income) expense, net	5	261	(305)	—	(39)
	4,083	820,581	8,332	(2,920)	830,076

Income (loss) from operations	(4,083)	27,934	(1,632)	—	22,219

Foreign exchange loss	(200)	(69)	(22)	—	(291)
Interest expense	(4,781)	—	—	—	(4,781)
Interest income	27	35	—	—	62
	(4,954)	(34)	(22)	—	(5,010)

Income (loss) before income taxes and equity in net income of affiliates	(9,037)	27,900	(1,654)	—	17,209
Income tax provision	(6,797)	—	—	—	(6,797)

Income (loss) before equity in net income of affiliates	(15,834)	27,900	(1,654)	—	10,412
Equity in net income of affiliates	26,246	—	—	(26,246)	—
Net income (loss)	10,412	27,900	(1,654)	(26,246)	10,412

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,411	—	—	—	1,411
Amortization of prior service costs	14	—	—	—	14
Other comprehensive income, net of tax	1,425	—	—	—	1,425
Comprehensive income (loss)	$11,837	$27,900	$(1,654)	$(26,246)	$11,837

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$729,794	$3,106	$—	$732,900
Intercompany	—	—	3,276	(3,276)	—
	—	729,794	6,382	(3,276)	732,900

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	629,755	6,352	(3,500)	632,607
Depreciation and amortization	32	7,857	449	—	8,338
Selling and distribution expenses	—	59,691	777	—	60,468
General and administrative expenses	4,040	6,424	1	224	10,689
Other (income) expense, net	31	953	(331)	—	653
	4,103	704,680	7,248	(3,276)	712,755

Income (loss) from operations	(4,103)	25,114	(866)	—	20,145

Foreign exchange loss	(25)	(134)	(130)	—	(289)
Interest expense	(4,818)	—	—	—	(4,818)
Interest income	38	49	—	—	87
	(4,805)	(85)	(130)	—	(5,020)

Income (loss) before income taxes and equity in net income of affiliates	(8,908)	25,029	(996)	—	15,125
Income tax provision	(75)	(3)	—	—	(78)

Income (loss) before equity in net income of affiliates	(8,983)	25,026	(996)	—	15,047
Equity in net income of affiliates	24,030	—	—	(24,030)	—
Net income (loss)	15,047	25,026	(996)	(24,030)	15,047

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,958	—	—	—	1,958
Amortization of prior service costs	42	—	—	—	42
Other comprehensive income, net of tax	2,000	—	—	—	2,000
Comprehensive income (loss)	$17,047	$25,026	$(996)	$(24,030)	$17,047

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,590,898	$6,275	$—	$1,597,173
Intercompany	—	—	5,558	(5,558)	—
	—	1,590,898	11,833	(5,558)	1,597,173

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	1,388,126	13,662	(5,945)	1,395,843
Depreciation and amortization	79	16,553	611	—	17,243
Selling and distribution expenses	—	115,833	1,273	—	117,106
General and administrative expenses	8,148	11,762	—	387	20,297
Other (income) expense, net	7	487	(667)	—	(173)
	8,234	1,532,761	14,879	(5,558)	1,550,316

Income (loss) from operations	(8,234)	58,137	(3,046)	—	46,857

Foreign exchange loss	(230)	(113)	(28)	—	(371)
Interest expense	(9,672)	—	—	—	(9,672)
Interest income	55	69	—	—	124
	(9,847)	(44)	(28)	—	(9,919)

Income (loss) before income taxes and equity in net income of affiliates	(18,081)	58,093	(3,074)	—	36,938
Income tax benefit	54,310	—	—	—	54,310

Income (loss) before equity in net income of affiliates	36,229	58,093	(3,074)	—	91,248
Equity in net income of affiliates	55,019	—	—	(55,019)	—
Net income (loss)	91,248	58,093	(3,074)	(55,019)	91,248

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	2,806	—	—	—	2,806
Amortization of prior service costs	28	—	—	—	28
Other comprehensive income, net of tax	2,834	—	—	—	2,834
Comprehensive income (loss)	$94,082	$58,093	$(3,074)	$(55,019)	$94,082

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,314,042	$5,844	$—	$1,319,886
Intercompany	—	—	6,527	(6,527)	—
	—	1,314,042	12,371	(6,527)	1,319,886

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	1,137,095	12,531	(6,895)	1,142,731
Depreciation and amortization	64	15,497	896	—	16,457
Selling and distribution expenses	—	112,750	1,532	—	114,282
General and administrative expenses	7,703	11,665	1	368	19,737
Other (income) expense, net	78	1,196	(989)	—	285
	7,845	1,278,203	13,971	(6,527)	1,293,492

Income (loss) from operations	(7,845)	35,839	(1,600)	—	26,394

Foreign exchange gain (loss)	26	(59)	(70)	—	(103)
Interest expense	(9,631)	—	—	—	(9,631)
Interest income	89	105	—	—	194
	(9,516)	46	(70)	—	(9,540)

Income (loss) before income taxes and equity in net income of affiliates	(17,361)	35,885	(1,670)	—	16,854
Income tax provision	(127)	(12)	—	—	(139)

Income (loss) before equity in net income of affiliates	(17,488)	35,873	(1,670)	—	16,715
Equity in net income of affiliates	34,203	—	—	(34,203)	—
Net income (loss)	16,715	35,873	(1,670)	(34,203)	16,715

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	3,984	—	—	—	3,984
Amortization of prior service costs and other	83	—	—	—	83
Other comprehensive income, net of tax	4,067	—	—	—	4,067
Comprehensive income (loss)	$20,782	$35,873	$(1,670)	$(34,203)	$20,782

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$232,619	$36	$12	$—	$232,667
Receivables
Trade, less allowances	—	204,727	995	—	205,722
Related parties	17	417	—	—	434
Other	(87)	6,466	233	—	6,612
Inventories	—	361,849	6,501	—	368,350
Deferred income taxes	19,747	—	2	—	19,749
Prepaid expenses and other	4,672	7,049	130	—	11,851
	256,968	580,544	7,873	—	845,385

Property and equipment, net	612	252,441	8,256	—	261,309
Timber deposits	—	7,267	—	—	7,267
Deferred financing costs	7,279	—	—	—	7,279
Goodwill	—	12,170	—	—	12,170
Intangible assets	—	8,900	—	—	8,900
Deferred income taxes	44,819	—	—	—	44,819
Other assets	20	7,465	1	—	7,486
Investments in affiliates	639,843	—	—	(639,843)	—
Total assets	$949,541	$868,787	$16,130	$(639,843)	$1,194,615

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2013 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$10,894	$183,339	$973	$—	$195,206
Related parties	402	1,555	—	—	1,957
Accrued liabilities	—	—	—	—
Compensation and benefits	15,764	25,910	365	—	42,039
Interest payable	2,745	—	—	—	2,745
Other	1,979	28,137	759	—	30,875
	31,784	238,941	2,097	—	272,822

Debt
Long-term debt	250,000	—	—	—	250,000

Other
Compensation and benefits	195,384	—	—	—	195,384
Other long-term liabilities	10,411	4,036	—	—	14,447
	205,795	4,036	—	—	209,831

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Additional paid-in capital	494,908	—	—	—	494,908
Accumulated other comprehensive loss	(118,395)	—	—	—	(118,395)
Retained earnings	85,017	—	—	—	85,017
Subsidiary equity	—	625,810	14,033	(639,843)	—
Total stockholders' equity	461,962	625,810	14,033	(639,843)	461,962
Total liabilities and stockholders' equity	$949,541	$868,787	$16,130	$(639,843)	$1,194,615

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$54,294	$35	$178	$—	$54,507
Receivables
Trade, less allowances	65	133,554	1,124	—	134,743
Related parties	16	658	—	—	674
Other	25	5,631	548	—	6,204
Inventories	—	320,279	5,527	—	325,806
Deferred income taxes	—	—	2	—	2
Prepaid expenses and other	914	4,576	31	—	5,521
	55,314	464,733	7,410	—	527,457

Property and equipment, net	1,284	255,869	8,771	—	265,924
Timber deposits	—	6,221	—	—	6,221
Deferred financing costs	7,562	—	—	—	7,562
Goodwill	—	12,170	—	—	12,170
Intangible assets	—	8,900	—	—	8,900
Other assets	729	7,435	—	—	8,164
Investments in affiliates	565,355	—	—	(565,355)	—
Total assets	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2012 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$11,072	$128,565	$555	$—	$140,192
Related parties	402	1,548	—	—	1,950
Accrued liabilities
Compensation and benefits	17,272	43,938	604	—	61,814
Interest payable	3,188	—	—	—	3,188
Other	2,082	25,873	1,088	—	29,043
	34,016	199,924	2,247	—	236,187

Debt
Long-term debt	275,000	—	—	—	275,000

Other
Compensation and benefits	206,668	—	—	—	206,668
Other long-term liabilities	10,353	3,983	—	—	14,336
	217,021	3,983	—	—	221,004

Redeemable equity	6,443	—	—	—	6,443

Commitments and contingent liabilities

Stockholder's equity
Preferred stock	—	—	—	—	—
Common stock	297	—	—	—	297
Additional paid-in capital	256,927	—	—	—	256,927
Accumulated other comprehensive loss	(121,229)	—	—	—	(121,229)
Accumulated deficit	(38,231)	—	—	—	(38,231)
Subsidiary equity	—	551,421	13,934	(565,355)	—
Total stockholder's equity	97,764	551,421	13,934	(565,355)	97,764
Total liabilities and stockholder's equity	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$91,248	$58,093	$(3,074)	$(55,019)	$91,248
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(55,019)	—	—	55,019	—
Depreciation and amortization, including deferred financing costs and other	967	16,553	611	—	18,131
Stock-based compensation	1,073	—	—	—	1,073
Pension expense	5,434	—	—	—	5,434
Deferred income taxes	(66,314)	—	—	—	(66,314)
Other	—	(277)	—	—	(277)
Decrease (increase) in working capital
Receivables	253	(71,768)	28	—	(71,487)
Inventories	—	(41,570)	(974)	—	(42,544)
Prepaid expenses and other	49	(2,474)	(98)	—	(2,523)
Accounts payable and accrued liabilities	(2,932)	40,101	(336)	—	36,833
Pension contributions	(9,970)	—	—	—	(9,970)
Income taxes payable	(877)	1	(5)	—	(881)
Other	(3,397)	(1,148)	(1)	—	(4,546)
Net cash used for operations	(39,485)	(2,489)	(3,849)	—	(45,823)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(13,932)	(110)	—	(14,042)
Proceeds from sales of assets	—	129	417	—	546
Other	1	(3)	12	—	10
Net cash provided by (used for) investment	1	(13,806)	319	—	(13,486)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,599	—	—	—	262,599
Issuances of long-term debt	55,000	—	—	—	55,000
Payments of long-term debt	(80,000)	—	—	—	(80,000)
Financing costs	(321)	—	—	—	(321)
Other	—	—	191	—	191
Due to (from) affiliates	(19,469)	16,296	3,173	—	—
Net cash provided by financing	217,809	16,296	3,364	—	237,469
Net increase (decrease) in cash and cash equivalents	178,325	1	(166)	—	178,160
Balance at beginning of the period	54,294	35	178	—	54,507
Balance at end of the period	$232,619	$36	$12	$—	$232,667

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2012 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$16,715	$35,873	$(1,670)	$(34,203)	$16,715
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(34,203)	—	—	34,203	—
Depreciation and amortization, including deferred financing costs and other	1,271	15,497	896	—	17,664
Pension expense	6,394	—	—	—	6,394
Other	(30)	(123)	(316)	—	(469)
Decrease (increase) in working capital, net of acquisitions
Receivables	936	(59,643)	(719)	(56)	(59,482)
Inventories	—	(34,363)	(791)	—	(35,154)
Prepaid expenses and other	104	(2,291)	(64)	—	(2,251)
Accounts payable and accrued liabilities	2,220	66,382	(423)	56	68,235
Pension contributions	(7,874)	—	—	—	(7,874)
Income taxes payable	(36)	12	(5)	—	(29)
Other	865	169	—	—	1,034
Net cash provided by (used for) operations	(13,638)	21,513	(3,092)	—	4,783
Cash provided by (used for) investment
Expenditures for property and equipment	(28)	(10,843)	(81)	—	(10,952)
Acquisitions of businesses and facilities	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	145	—	—	145
Other	(3)	2	—	—	(1)
Net cash used for investment	(31)	(13,051)	(81)	—	(13,163)
Cash provided by (used for) financing
Due to (from) affiliates	5,317	(8,454)	3,137	—	—
Net cash provided by (used for) financing	5,317	(8,454)	3,137	—	—
Net increase (decrease) in cash and cash equivalents	(8,352)	8	(36)	—	(8,380)
Balance at beginning of the period	182,326	20	109	—	182,455
Balance at end of the period	$173,974	$28	$73	$—	$174,075

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2012 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2012 Form 10-K, as well as those factors set forth in Item 2 of Part II of this Form 10-Q and listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures and sells engineered wood products (EWP), plywood, studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 11, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $22.2 million during the three months ended June 30, 2013, compared with income from operations of $20.1 million during the three months ended June 30, 2012.

In our Wood Products segment, segment income improved $7.5 million to $23.0 million for the three months ended June 30, 2013, from $15.5 million for the three months ended June 30, 2012. The increase in segment income was driven primarily by higher plywood, EWP, and lumber sales prices, offset partially by higher wood fiber costs.

Despite an increase in sales during the three months ended June 30, 2013, Building Materials Distribution segment income decreased $4.7 million to $3.3 million for the three months ended June 30, 2013, from $8.0 million for the three months ended March 31, 2013. Commodity prices rose steadily in first quarter 2013 and then sharply declined throughout second quarter 2013. These changes are discussed further in "Our Operating Results" below.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. In connection with our initial public offering, we received proceeds of $262.6 million, net of underwriting discounts and offering expenses. At June 30, 2013, we had $232.7 million of cash and cash equivalents and $290.7 million of unused committed bank line availability. We generated $178.2 million of cash during the six months ended June 30, 2013, as cash provided by net proceeds from our initial public offering was offset partially by cash used for operations, net payments of $25.0 million on our $300 million senior secured asset-based revolving credit facility (Revolving Credit Facility), and capital spending. These changes are discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of July 2013, the Blue Chip Economic Indicators consensus forecast for 2013 single- and multi-

family housing starts in the U.S. was 0.99 million units, compared with actual housing starts of 0.78 million in 2012 and 0.61 million in 2011, as reported by the U.S. Census Bureau. These amounts are below historical trends of approximately 1.4 million units per year over the 20 years prior to 2013. Single-family housing starts are a primary driver of our sales, and although 2013 housing starts are projected to be higher than in 2012, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 7.6% as of June 30, 2013, from 8.2% as of June 30, 2012. We believe continued employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience demand below 20-year average historical levels for the products we manufacture and distribute. However, the housing industry has shown signs of improvement in the U.S., and we remain optimistic that the recent improvement in demand for our products will continue. Commodity wood product prices in first quarter 2013, including structural panels and lumber, were well above five-year average historical levels but steadily declined throughout second quarter 2013. Future pricing could be volatile in response to industry operating rates and inventory levels in various distribution channels. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further.

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

•	the highly competitive nature of our industry;

•	availability and affordability of raw materials, including wood fiber, glues and resins, and energy;

•	the impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	actions of suppliers, customers and competitors, including merger and acquisition activities, plant closures and financial failures;

•	the financial condition and creditworthiness of our customers;

•	concentration of our sales among a relatively small group of customers;

•
our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	cost of compliance with government regulations, in particular environmental regulations;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	impairment of our long-lived assets;

•	attraction and retention of key management and other key employees;

•	our ability to successfully complete potential acquisitions or integrate efficiently acquired operations;

•	our reliance on Boise Inc. for many of our administrative services;

•	major equipment failure;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	increased costs as a public company;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2012 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(millions)
Sales	$852.3	$732.9	$1,597.2	$1,319.9

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	751.0	632.6	1,395.8	1,142.7
Depreciation and amortization	8.8	8.3	17.2	16.5
Selling and distribution expenses	60.1	60.5	117.1	114.3
General and administrative expenses	10.3	10.7	20.3	19.7
Other (income) expense, net	—	0.7	(0.2)	0.3
	830.1	712.8	1,550.3	1,293.5

Income from operations	$22.2	$20.1	$46.9	$26.4

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	88.1%	86.3%	87.4%	86.6%
Depreciation and amortization	1.0	1.1	1.1	1.2
Selling and distribution expenses	7.1	8.3	7.3	8.7
General and administrative expenses	1.2	1.5	1.3	1.5
Other (income) expense, net	—	0.1	—	—
	97.4%	97.3%	97.1%	98.0%

Income from operations	2.6%	2.7%	2.9%	2.0%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(thousands)
U.S. Housing Starts (a)
Single-family	172.3	151.1	308.4	256.6
Multi-family	72.5	58.2	144.3	107.6
	244.8	209.3	452.7	364.2

	(millions)
Segment Sales
Wood Products	$280.4	$241.8	$549.6	$453.0
Building Materials Distribution	681.5	580.5	1,262.6	1,032.0
Intersegment eliminations	(109.6)	(89.4)	(215.1)	(165.1)
	$852.3	$732.9	$1,597.2	$1,319.9

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.7	2.3	5.4	4.4
I-joists (equivalent lineal feet)	44	39	85	69
Plywood (sq. ft.) (3/8" basis)	355	346	701	674
Lumber (board feet)	52	49	102	90

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.67	$14.94	$15.46	$15.00
I-joists (1,000 equivalent lineal feet)	989	928	977	931
Plywood (1,000 sq. ft.) (3/8" basis)	328	290	330	278
Lumber (1,000 board feet)	515	448	490	432

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	51.2%	48.0%	52.5%	48.9%
General line	34.5%	38.6%	32.9%	37.7%
Engineered wood	14.3%	13.4%	14.6%	13.4%

Gross margin percentage (b)	9.1%	11.8%	10.0%	11.7%
_______________________________________

(a)	Actual U.S. housing starts data as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Materials, labor, and other operating expenses for our Building Materials Distribution segment include primarily costs of inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2013, total sales increased $119.4 million, or 16%, to $852.3 million from $732.9 million during the three months ended June 30, 2012. For the six months ended June 30, 2013, total sales increased $277.3 million, or 21%, to $1,597.2 million from $1,319.9 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. Average composite panel and average composite lumber prices for the three months ended June 30, 2013, were 26% and 17% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. Increases in oriented strand board (OSB) and dimension lumber were the primary drivers of the price increases within the composite indexes. These price changes were a major contributor to the mix shift to a greater proportion of commodity sales, as well as an increase in sales prices in our Building Materials Distribution segment when compared with the same periods in the prior year. U.S. housing starts increased 17% in second quarter 2013, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 14% for the quarter, compared with the same period in 2012.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $38.6 million, or 16%, to $280.4 million for the three months ended June 30, 2013, from $241.8 million for the three months ended June 30, 2012. The increase in sales was due primarily to higher plywood prices and volumes, resulting in increases of $13.7 million and $2.5 million, respectively, as well as increased EWP volumes and prices, resulting in increases of $11.1 million and $4.6 million, respectively. Lumber sales prices and volumes also contributed $3.5 million and $1.3 million, respectively, to the increase in sales. Laminated veneer lumber (LVL) and I-joist sales volumes increased 18% and 14%, respectively, due to higher levels of residential construction activity. In addition, plywood and lumber prices increased 13% and 15%, respectively, while LVL and I-joist sales prices improved 5% and 7%, respectively. Plywood and lumber sales volumes increased 2% and 6%, respectively.

For the six months ended June 30, 2013, sales, including sales to our Building Materials Distribution segment, increased $96.6 million, or 21%, to $549.6 million from $453.0 million for the same period in the prior year. The increase in sales was due primarily to higher plywood prices and volumes, resulting in increases of $35.9 million and $7.4 million, respectively, as well as increased EWP volumes and prices, resulting in increases of $30.4 million and $6.4 million, respectively. Lumber sales volumes and prices also contributed $5.1 million and $5.8 million, respectively, to the increase in sales. LVL and I-joist sales volumes increased 23% and 24%, respectively. In addition, plywood and lumber prices increased 19% and 13%, respectively, while LVL and I-joist sales prices improved 3% and 5%, respectively. Lumber and plywood sales volumes increased 13% and 4%, respectively.

 Building Materials Distribution.  Sales increased $101.0 million, or 17%, to $681.5 million for the three months ended June 30, 2013, from $580.5 million for the three months ended June 30, 2012. Commodity pricing was higher, compared with the same quarter in the prior year, with the overall increase in sales driven primarily by improvements in sales prices and volumes of 12% and 5%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 26%, or $20.0 million; commodity sales increased 25%, or $70.4 million; and general line product sales increased 5%, or $10.6 million.

During the six months ended June 30, 2013, sales increased $230.6 million, or 22%, to $1,262.6 million from $1,032.0 million for the same period in the prior year. Commodity pricing was higher, compared with the same period in the prior year, with the overall increase in sales driven primarily by improvements in sales prices and volumes of 15% and 7%, respectively. By product line, sales of EWP increased 34%, or $46.5 million; commodity sales increased 31%, or $158.0 million; and general line product sales increased 7%, or $26.1 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $118.4 million, or 19%, to $751.0 million for the three months ended June 30, 2013, compared with $632.6 million during the same period in the prior year. The increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, lumber, and plywood in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 11%, compared with the same period in 2012. In addition, costs of OSB, which is used as the vertical web used to assemble I-joists, increased 69% on a per-unit basis. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 80 basis points. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs and other manufacturing costs of 230 and 310 basis points, respectively, due to higher sales, offset partially by increases in wood fiber costs of 460 basis points. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, as well as a 270-basis-point increase in the MLO rate, compared with second quarter 2012. This increase in the MLO rate was driven primarily by a steady decline in commodity prices throughout second quarter 2013, declining more than 25% since early April 2013. In our Building Materials Distribution Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability and lower of cost or market inventory write-downs, as we experienced during second quarter 2013.

For the six months ended June 30, 2013, materials, labor, and other operating expenses (excluding depreciation) increased $253.1 million, or 22%, to $1,395.8 million, compared with $1,142.7 million in the same period in the prior year. The increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, lumber, and plywood in our Wood Products segment, as well as higher per-unit OSB and log costs, which increased approximately 70% and 10%, respectively, compared with the same period in 2012. However, the MLO rate in our Wood Products segment decreased by 120 basis points. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs and other manufacturing costs of 290 and 140 basis points, respectively, due to higher sales, offset partially by increases in wood fiber costs of 310 basis points. In addition, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment, as well as a 170-basis-point increase in the MLO rate, compared with the prior year, in our Building Materials Distribution segment.

Depreciation and amortization expenses increased $0.5 million, or 5%, to $8.8 million for the three months ended June 30, 2013, compared with $8.3 million during the same period in the prior year. For the six months ended June 30, 2013, these expenses increased $0.7 million, or 5%, to $17.2 million, compared with $16.5 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment.

Selling and distribution expenses decreased $0.4 million, or 1%, to $60.1 million for the three months ended June 30, 2013, compared with $60.5 million for the same period in the prior year. The decrease was due primarily to lower incentive compensation expenses of $2.3 million, offset partially by higher transportation costs in our Building Materials Distribution segment of $0.7 million due to increased sales volumes and an increase in other variable expenses. During the six months ended June 30, 2013, these costs increased $2.8 million, or 2%, to $117.1 million, compared with $114.3 million during the same period in 2012. The increase was due primarily to higher transportation and payroll costs in our Building Materials Distribution segment of $1.3 million and $1.2 million, respectively, due to increased sales volumes and an increase in other variable expenses, offset partially by lower incentive compensation expenses of $1.5 million.

General and administrative expenses decreased $0.4 million, or 4%, to $10.3 million for the three months ended June 30, 2013, compared with $10.7 million for the same period in the prior year. The decrease was due primarily to lower employee-related expenses of $1.3 million, offset partially by higher professional service expenses of $0.5 million. For the six months ended June 30, 2013, these expenses increased $0.6 million, or 3%, to $20.3 million, compared with $19.7 million during the same period in 2012. The increase was due primarily to higher professional service expenses of $1.1 million, offset partially by lower employee-related expenses of $0.8 million.

For the three and six months ended June 30, 2013 and 2012, other (income) expense, net, was insignificant.

Income (Loss) From Operations

Income from operations increased $2.1 million to $22.2 million of income for the three months ended June 30, 2013, compared with $20.1 million for the three months ended June 30, 2012. Income from operations increased $20.5 million to $46.9 million of income for the six months ended June 30, 2013, compared with $26.4 million for the six months ended June 30, 2012.

Wood Products.  Segment income improved $7.5 million to $23.0 million for the three months ended June 30, 2013, from $15.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, segment income increased $17.5 million to $43.9 million from $26.4 million for the six months ended June 30, 2012. The increase in segment income for both comparative periods was driven primarily by higher plywood, EWP, and lumber sales prices. These improvements were offset partially by higher wood fiber costs.

Building Materials Distribution.  Segment income decreased $5.4 million to $3.3 million for the three months ended June 30, 2013, from $8.7 million for the three months ended June 30, 2012. The decline in segment income was driven primarily by a lower gross margin of $6.3 million, or a decline in gross margin percentage of 270 basis points, resulting from a steady decline in commodity prices throughout second quarter 2013. While commodity price increases for the comparative period contributed to sales increases, the steady downward trajectory in commodity prices during second quarter 2013 negatively affected gross margins, which include lower of cost or market inventory write-downs during the quarter. Total selling and distribution expenses were relatively flat for the three months ended June 30, 2013, compared with the same period in the prior year, although costs decreased as a percentage of segment sales by 140 basis points.

For the six months ended June 30, 2013, segment income improved $3.4 million to $11.3 million from $7.9 million for the six months ended June 30, 2012. The improvement in segment income was driven primarily by a higher gross margin of $5.8 million driven by an increase in sales. However, the gross margin percentage declined 170 basis points, compared with the same period in the prior year. While total selling and distribution expenses increased 3%, these costs decreased as a percentage of segment sales by 160 basis points, as selling and distribution expenses did not increase at the same rate as sales.

Income Tax (Provision) Benefit

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations during the six months ended June 30, 2013. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates. For the three and six months ended June 30, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $6.8 million and $14.4 million, respectively, of income tax expense and had an effective rate of 39.5% and 38.9%, respectively. During the three and six months ended June 30, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Liquidity and Capital Resources

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of approximately $262.6 million, net of underwriting discounts and offering expenses. We used $25.0 million of the net proceeds to repay borrowings under our Revolving Credit Facility, and we intend to use the remainder for general corporate purposes.

We ended second quarter 2013 with $232.7 million of cash and cash equivalents and $250.0 million of long-term debt. At June 30, 2013, we had $523.4 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $178.2 million of cash during the six months ended June 30, 2013, as cash provided by net proceeds from our initial public offering was offset by cash used for operations, net payments of $25.0 million on our Revolving Credit Facility, and capital spending, as discussed below.

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

Sources and Uses of Cash

We generate cash primarily from sales of our products, short-term and long-term borrowings, and equity offerings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, repay debt, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investment activities, and financing activities.

	Six Months Ended June 30
	2013	2012
	(thousands)
Net cash provided by (used for) operations	$(45,823)	$4,783
Net cash used for investment	(13,486)	(13,163)
Net cash provided by financing	237,469	—

Operating Activities

For the six months ended June 30, 2013, our operating activities used $45.8 million of cash, compared with $4.8 million of cash provided by operations in the same period in 2012. The $45.8 million of cash used for operations was due primarily to a $79.7 million increase in working capital, cash paid for income taxes of $12.7 million, and pension contributions of $10.0 million, offset partially by $62.0 million of income (before noncash income and expenses). The $4.8 million of cash provided by operations during the six months ended June 30, 2012, was driven primarily by $40.3 million of income (before noncash income and expenses), offset partially by increases in working capital of $28.7 million and pension contributions of $7.9 million.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 37% and 48%, comparing sales for the months of June 2013 and 2012 with sales for the months of December 2012 and 2011, respectively. The increase in inventories during the six months ended June 30, 2013, represents normal seasonal inventory build, product line expansions, and cost inflation on inventory purchased for resale and key raw materials we consume in the manufacture of wood products. The increase in accounts payable and accrued liabilities provided $36.8 million of cash during the six months ended June 30, 2013, compared with $68.2 million in the same period a year ago. We have accrued less incentive compensation during the six months ended June 30, 2013, compared with the same period in 2012. Also, the majority of the employee incentive compensation that was accrued in 2012 was paid out in first quarter 2013.

Investment Activities

During the six months ended June 30, 2013 and 2012, we used approximately $14.0 million and $11.0 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2013 to total approximately $40 million to $45 million, including the replacement of a dryer at our Oakdale, Louisiana, facility. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. During the six months ended June 30, 2012, we also used $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe improves wood fiber integration and enhances the product mix capabilities in our Inland Region lumber operations.

In connection with our planned acquisition of the Southeast operations of Wood Resources LLC, we currently intend to use approximately $77.0 million of cash on hand and approximately $25.0 million of borrowings under our revolving credit facility. We expect to complete this acquisition before September 30, 2013.

Financing Activities

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of approximately $262.6 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.3 million.

During the six months ended June 30, 2013, we borrowed $55.0 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand. We used $25.0 million of the net proceeds from our initial public offering to repay the remaining borrowings under our Revolving Credit Facility, resulting in no borrowings outstanding under our Revolving Credit Facility at June 30, 2013.

As discussed above, we intend to use approximately $25.0 million of borrowings under our Revolving Credit Facility, along with cash on hand, to acquire the Southeast operations of Wood Resources LLC. As described in Note 13, Subsequent Events, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q, we repurchased 3,864,062 shares of our common stock from BC Holdings on July 30, 2013 for $100.0 million. Due to the anticipated lower levels of cash on our balance sheet following these transactions, we currently expect that we will fund a larger portion of our intra-month working capital requirements from borrowings under our Revolving Credit Facility than in the past.

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $300 million senior secured asset-based revolving credit facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

At June 30, 2013, and December 31, 2012, we had no borrowings and $25.0 million outstanding, respectively, under the Revolving Credit Facility and $9.3 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $75.0 million during the six months ended June 30, 2013.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On May 8, 2013, we completed an offer to exchange any and all of our outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020, which have been registered under the Securities Act of 1933, as amended. $250 million in aggregate principal amount (or 100%) of the outstanding Senior Notes were tendered upon closing of the exchange offer for an equivalent amount of registered Senior Notes.

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

Off-Balance-Sheet Activities

At June 30, 2013, and December 31, 2012, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 9, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2013, there have been no material changes to the guarantees disclosed in our 2012 Form 10-K.

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

Employees

As of July 21, 2013, we had approximately 4,780 employees. Approximately 30% of these employees work pursuant to collective bargaining agreements. As of July 21, 2013, we had nine collective bargaining agreements. Two agreements, covering 366 employees at our facility in Florien, Louisiana, and 275 employees at our facility in Oakdale, Louisiana, were scheduled to expire on July 15, 2013, but have been indefinitely extended by the parties, subject to either party submitting a ten-day written notice to terminate. We expect these two agreements to be negotiated together. If these agreements are not renewed or extended upon their expiration, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. In 2013, we added income taxes to our critical accounting estimates disclosed in our 2012 Form 10-K.

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

Deferred tax assets related to investments in foreign subsidiaries and capital loss carryforwards were $16.2 million and $6.1 million, respectively, at June 30, 2013. Both of these items are fully offset by valuation allowances as we believe it is more likely than not that we will not be able to meet applicable tax thresholds that govern realization of these deferred tax asset items.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections of future reversals of existing temporary differences, the historical level of taxable income, and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences, except as discussed above. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of June 30, 2013, if we were to not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. As of June 30, 2013, there have been no material changes in our exposure to market risk from those disclosed in our 2012 Form 10-K.

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

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by this Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2012 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission and the risk factor below. We do not assume an obligation to update any forward-looking statement.

Our growth strategy includes pursuing strategic acquisitions. We may be unable to complete successfully potential acquisitions or integrate efficiently acquired operations.
We may be unable to complete successfully potential acquisitions, including the equity interests of Chester Wood Products LLC and Moncure Plywood LLC, due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations or realize expected synergies. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. In the future, we may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results and cash flows.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.
Use of Proceeds From Registered Securities

On February 5, 2013, a registration statement on Form S-1 (File No. 333-184964) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission (SEC). In this offering, we sold a total of 13,529,412 shares of common stock for net proceeds of approximately $263 million, net of underwriting discounts and offering expenses. From the effective date of the registration statement through June 30, 2013, we estimate that approximately $20 million of the other remaining net proceeds from our initial public offering (after giving effect to the $25.0 million repayment of borrowings under our revolving credit facility) have been used for capital spending and working capital.

Additionally, in connection with the consummation of the Repurchase on July 30, 2013, we used $100.0 million of net proceeds from our initial public offering to repurchase 3,864,062 shares of our common stock from BC Holdings, our principal stockholder and the owner of more than 10% of our common stock. Certain of our directors and executive officers have an indirect interest in BC Holdings as members of FPH and received a portion of the proceeds paid to BC Holdings in the Repurchase.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  July 31, 2013

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013

Number	Description

10.1
Third Amendment to Credit Agreement, dated as of May 15, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company and the other Borrowers identified on the signature pages thereof (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed May 21, 2013)

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

(a)    Furnished with this Quarterly Report on Form 10-Q.