Form 10-Q
period 2013-09-30
BOISE CASCADE Co
filed 2013-11-14
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 39,365,350 shares of the registrant's $0.01 par value common stock outstanding on November 13, 2013.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(thousands, except per-share data)
Sales	$877,979	$764,596	$2,475,152	$2,084,482

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	759,777	653,125	2,155,620	1,795,856
Depreciation and amortization	8,962	8,461	26,205	24,918
Selling and distribution expenses	66,244	62,572	183,350	176,854
General and administrative expenses	12,867	12,185	33,164	31,922
Other (income) expense, net	(350)	121	(523)	406
	847,500	736,464	2,397,816	2,029,956

Income from operations	30,479	28,132	77,336	54,526

Foreign exchange gain (loss)	69	228	(302)	125
Interest expense	(5,174)	(4,840)	(14,846)	(14,471)
Interest income	88	87	212	281
	(5,017)	(4,525)	(14,936)	(14,065)

Income before income taxes	25,462	23,607	62,400	40,461
Income tax (provision) benefit	(9,602)	(104)	44,708	(243)
Net income	$15,860	$23,503	$107,108	$40,218

Weighted average common shares outstanding:
Basic	40,625	29,700	40,486	29,700
Diluted	40,640	29,700	40,492	29,700

Net income per common share:
Basic	$0.39	$0.79	$2.65	$1.35
Diluted	$0.39	$0.79	$2.65	$1.35

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(thousands)
Net income	$15,860	$23,503	$107,108	$40,218
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $890, $0, $2,621, and $0, respectively	1,443	1,824	4,249	5,808
Amortization of prior service costs and other, net of tax of $9, $0, $26, and $0, respectively	14	41	42	124
Other comprehensive income, net of tax	1,457	1,865	4,291	5,932
Comprehensive income	$17,317	$25,368	$111,399	$46,150

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2013	December 31, 2012
	(thousands)
ASSETS
Current
Cash and cash equivalents	$157,019	$54,507
Receivables
Trade, less allowances of $3,150 and $2,696	203,935	134,743
Related parties	470	674
Other	8,643	6,204
Inventories	369,180	325,806
Deferred income taxes	21,324	2
Prepaid expenses and other	8,997	5,521
Total current assets	769,568	527,457

Property and equipment, net	355,091	265,924
Timber deposits	5,701	6,221
Deferred financing costs	8,437	7,562
Goodwill	20,477	12,170
Intangible assets	10,300	8,900
Deferred income taxes	41,133	—
Other assets	7,252	8,164
Total assets	$1,217,959	$836,398

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2013	December 31, 2012
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$191,613	$140,192
Related parties	2,159	1,950
Accrued liabilities
Compensation and benefits	59,177	61,814
Interest payable	8,073	3,188
Other	40,793	29,043
Total current liabilities	301,815	236,187

Debt
Long-term debt	326,694	275,000

Other
Compensation and benefits	194,346	206,668
Other long-term liabilities	15,146	14,336
	209,492	221,004

Redeemable equity	—	6,443

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,229 issued and 39,365 outstanding, and 29,700 shares issued and outstanding	432	297
Treasury stock, 3,864 and 0 shares at cost	(100,000)	—
Additional paid-in capital	495,587	256,927
Accumulated other comprehensive loss	(116,938)	(121,229)
Retained earnings (accumulated deficit)	100,877	(38,231)
Total stockholders' equity	379,958	97,764
Total liabilities and stockholders' equity	$1,217,959	$836,398

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2013	2012
	(thousands)
Cash provided by (used for) operations
Net income	$107,108	$40,218
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	27,573	26,732
Stock-based compensation	1,862	—
Pension expense	8,104	9,398
Deferred income taxes	(65,095)	—
Other	(628)	(500)
Decrease (increase) in working capital, net of acquisitions
Receivables	(63,987)	(53,308)
Inventories	(36,440)	(34,599)
Prepaid expenses and other	(1,624)	(1,973)
Accounts payable and accrued liabilities	54,200	82,333
Pension contributions	(10,352)	(8,181)
Income taxes payable	2,218	67
Other	(862)	4,685
Net cash provided by operations	22,077	64,872

Cash provided by (used for) investment
Expenditures for property and equipment	(29,935)	(17,682)
Acquisitions of businesses and facilities	(102,002)	(2,355)
Proceeds from sales of assets	1,536	171
Other	9	(3)
Net cash used for investment	(130,392)	(19,869)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—
Treasury stock purchased	(100,000)	—
Issuances of long-term debt	130,000	—
Payments of long-term debt	(80,000)	—
Distribution to Boise Cascade Holdings, L.L.C.	—	(2,790)
Financing costs	(1,854)	(250)
Other	193	—
Net cash provided by (used for) financing	210,827	(3,040)

Net increase in cash and cash equivalents	102,512	41,963

Balance at beginning of the period	54,507	182,455

Balance at end of the period	$157,019	$224,418

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following our initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. On July 30, 2013, we registered 10,000,000 shares of common stock held by BC Holdings as part of a secondary offering. Concurrent with the close of the secondary offering, we repurchased 3,864,062 shares of common stock from BC Holdings (Repurchase). The common stock held by BC Holdings after the secondary offering and stock repurchase represented 40.2% of our outstanding common stock. On November 14, 2013, we registered 8,050,000 shares of common stock held by BC Holdings as part of another secondary offering. Following this secondary offering, the common stock held by BC Holdings represented 19.8% of our outstanding common stock. BC Holdings is controlled by Forest Products Holdings, L.L.C. (FPH).

We operate our business using three reportable segments: (1) Wood Products, which manufactures and sells EWP, plywood, studs, particleboard, and ponderosa pine lumber, (2) Building Materials Distribution, which is a wholesale distributor of building materials, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 13, Segment Information.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2013 and December 31, 2012, we had $5.5 million and $4.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At September 30, 2013 and December 31, 2012, we had $26.2 million and $19.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.8 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and $11.1 million and $10.7 million for the nine months ended September 30, 2013 and 2012, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process was not material):

	September 30, 2013	December 31, 2012
	(thousands)
Finished goods and work in process	$290,301	$267,115
Logs	52,439	37,273
Other raw materials and supplies	26,440	21,418
	$369,180	$325,806

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2013	December 31, 2012
	(thousands)
Land	$37,345	$35,662
Buildings	101,150	88,129
Improvements	38,183	34,526
Office equipment and vehicles	88,816	80,857
Machinery and equipment	342,466	264,084
Construction in progress	17,719	11,176
	625,679	514,434
Less accumulated depreciation	(270,588)	(248,510)
	$355,091	$265,924

As of September 30, 2013, $85.0 million of property and equipment relates to two plywood manufacturing facilities acquired by us on September 30, 2013. For more information, see Note 5, Acquisitions.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of September 30, 2013 and December 31, 2012, we held $91.7 million and $10.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2013, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $303.4 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 measurement). At September 30, 2013, we had $25.0 million outstanding under our revolving credit facility, for which the interest rate is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the revolving credit facility is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our revolving credit facility approximates book value.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both September 30, 2013 and December 31, 2012, the receivables from a single customer accounted for approximately 14% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for net operating loss carryforwards, a similar tax loss, or a tax credit carryforward, if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The provisions of this guidance are not expected to have a material effect on our financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. We adopted the provisions of this guidance January 1, 2013, and it had no effect on our financial position and results of operations. For additional information, see Note 10, Stockholders' Equity.

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

Income Tax Provision

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we became subject to federal and state income tax expense beginning January 1, 2013. As a limited liability company, we were treated as a disregarded entity for federal income tax purposes and, as such, were included in the income tax return for BC Holdings. Our income tax provision generally consisted of income taxes payable to state jurisdictions that did not allow for the income tax liability to be passed through to our former sole member as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. For the three months and nine months ended September 30, 2012, we recorded $0.1 million and $0.2 million of income tax expense, respectively.

For tax purposes, our conversion from a limited liability company to a corporation was deemed a nontaxable transfer of Boise Cascade, L.L.C., assets and liabilities to Boise Cascade Company. As a result of our conversion to a corporation, we recorded total deferred tax assets of $101.9 million and total deferred tax liabilities of $33.2 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations. These deferred tax items largely consisted of a $69.8 million deferred tax asset related to the pension liability, a $27.4 million deferred tax liability related to property and equipment, and $18.0 million of deferred tax assets related to other employee benefits. No valuation allowance was recorded on our domestic deferred tax assets, except for capital loss carryforwards of $6.1 million, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

As a corporation, we are subject to typical corporate U.S. federal, state, and foreign income tax rates. Boise Cascade Company will file tax returns as a corporation for the year ending December 31, 2013. For the three months and nine months ended September 30, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $9.6 million and $24.0 million, respectively, of income tax expense and had an effective rate of 37.7% and 38.4%, respectively. During the three months and nine months ended September 30, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

During the nine months ended September 30, 2013 and 2012, cash paid for taxes, net of refunds received, was $17.8 million and $0.2 million, respectively.

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows (dollars in thousands):

Nine Months Ended September 30, 2013

Income before income taxes	$62,400
Statutory U.S. income tax rate	35.0%

Statutory tax provision	$21,840
State taxes	2,013
Other	105
Total	$23,958

Effective income tax rate excluding discrete item	38.4%

Recognition of beginning deferred tax balances	$(68,666)

Income tax benefit with discrete item	$(44,708)

Effective income tax rate with discrete item	(71.6)%

The income tax provision (benefit) shown in the Consolidated Statement of Operations includes the following (dollars in thousands):

Nine Months Ended September 30, 2013

Current income tax provision (benefit)
Federal	$17,516
State	2,849
Foreign	22
Total current	$20,387

Deferred income tax provision (benefit)
Federal	$(59,648)
State	(5,447)
Foreign	—
Total deferred	$(65,095)
Income tax provision (benefit)	$(44,708)

In September 2013, the Internal Revenue Service and Treasury Department released final 263(a) regulations regarding the deduction and capitalization of expenditures related to tangible property. In general, the final regulations apply to taxable years beginning on or after January 1, 2014.  We do not anticipate that these new regulations will materially affect our income tax provision.

Income Tax Uncertainties

Boise Cascade, and/or one of its subsidiaries, files federal income tax returns in the U.S. and Canada and various state income tax returns. The significant state jurisdictions are California, Idaho, Oregon, and Texas.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of September 30, 2013, we had an insignificant amount of unrecognized tax benefits recorded on our Consolidated Balance Sheets, and we do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. We had no unrecognized tax benefits recorded as of December 31, 2012.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. During each of the three months and nine months ended September 30, 2013 and 2012, we recognized an insignificant amount of interest and penalties related to taxes.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For more information about common share activity during the period, see Note 10, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, restricted stock units (RSUs), and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(thousands, except per-share data)
Net income	$15,860	$23,503	$107,108	$40,218
Weighted average common shares outstanding during the period (for basic calculation)	40,625	29,700	40,486	29,700
Dilutive effect of other potential common shares	15	—	6	—
Weighted average common shares and potential common shares (for diluted calculation)	40,640	29,700	40,492	29,700

Net income per common share - Basic	$0.39	$0.79	$2.65	$1.35
Net income per common share - Diluted	$0.39	$0.79	$2.65	$1.35

The computation of the dilutive effect of other potential common shares excludes options and PSUs representing 0.2 million shares and no shares of common stock, respectively, in the three months ended September 30, 2013 and 2012, and 0.2 million and no shares of common stock, respectively, in the nine months ended September 30, 2013 and 2012. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisitions

On September 30, 2013, our wholly owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the outstanding limited liability company interests of both Chester Wood Products LLC and Moncure Plywood LLC (Wood Resources LLC Southeast Operations) for an aggregate purchase price of $102.0 million, subject to post-closing adjustments based upon a working capital target (Acquisition). Of the purchase price, $5.1 million was placed into escrow at closing to satisfy any claims for indemnification, 50% of which is eligible to be released after one year with the balance released after two years (assuming no pending claims). We financed the Acquisition with $77.0 million of cash on hand and a $25.0 million draw under our revolving credit facility. We also incurred acquisition-related costs of $0.5 million, which are recorded in "General and administrative expenses" in our Consolidated Statement of Operations.

These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States. Revenues and earnings from the businesses will be reported as part of the Wood Products segment beginning in fourth quarter 2013.

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The primary qualitative factor that contributed to the recognition of goodwill relates to obtaining future customers. All of the goodwill was assigned to the Wood Products segment and is deductible for U.S. income tax purposes.

The Acquisition purchase price allocations are preliminary and subject to post-closing adjustments. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Acquisition (dollars in thousands):

Acquisition Date Fair Value

Accounts receivable	$7,735
Inventories	6,934
Prepaid expenses and other	22
Property and equipment	84,988
Timber deposits	164
Intangible assets:
Customer relationships	1,400
Goodwill	8,307
Assets acquired	109,550

Accounts payable and accrued liabilities	7,534
Other long-term liabilities	14
Liabilities assumed	7,548

Net assets acquired	$102,002

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if the Wood Resources LLC Southeast Operations had been combined with us on January 1, 2012. The pro forma financial information also gives effect to the issuance of $50 million in aggregate principal amount of our 6.375% senior notes due November 1, 2020 (Senior Notes) on August 15, 2013, and the $25.0 million borrowed under our revolving credit facility to partially finance the Acquisition, as if such transactions had occurred on January 1, 2012. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transactions in fact occurred on January 1, 2012. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

	Pro Forma
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(unaudited, thousands)
Sales	$911,481	$795,924	$2,581,828	$2,178,986
Net income (a)(b)	17,639	24,493	114,254	43,432
___________________________________

(a)
The pro forma financial information for three and nine months ended September 30, 2013 was adjusted to exclude $0.5 million of acquisition-related costs for legal, accounting, and other advisory-related services and $0.9 million of secondary offering expenses.

(b)
The nine months ended September 30, 2013 includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation in connection with our initial public offering.

On October 1, 2013, we entered into a supplemental indenture to add Chester Wood Products LLC and Moncure Plywood LLC as guarantors of the Senior Notes and our revolving credit facility. For additional information, see Note 15, Consolidating Guarantor and Nonguarantor Financial Information.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products		Corporate and Other	Total
	(thousands)
Balance at December 31, 2012	$5,593	$6,577		$—	$12,170
Additions	—	8,307	(a)	—	8,307
Balance at September 30, 2013	$5,593	$14,884		$—	$20,477
___________________________________

(a)    Represents the acquisition of Wood Resources LLC Southeast Operations. For additional information, see Note 5, Acquisitions.

At September 30, 2013, intangible assets represent the values assigned to trade names and trademarks and customer relationships. At December 31, 2012, intangible assets represent the values assigned to trade names and trademarks. The trade names and trademarks have indefinite lives and are not amortized. The customer relationships, which were acquired through the acquisition of Wood Resources LLC Southeast Operations on September 30, 2013, are expected to be amortized over 15 years. Amortization expense is expected to be approximately $0.1 million per year for the next 15 years.

Intangible assets consisted of the following:

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	—	1,400
	$10,300	$—	$10,300

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	—	—	—
	$8,900	$—	$8,900

7.	Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(thousands)
Asset-based revolving credit facility	$25,000	$25,000
6.375% senior notes	300,000	250,000
Unamortized premium on 6.375% senior notes	1,694	—
Long-term debt	$326,694	$275,000

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility). Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On May 15, 2013, we entered into a third amendment to the credit agreement governing the Revolving Credit Facility, which reduced unused commitment fee rates as described below. We entered into a fourth amendment to our Revolving Credit Facility on July 19, 2013, to permit the repurchase of $100.0 million of our common stock from BC Holdings in the Repurchase. On August 15, 2013, we entered into a fifth amendment to our Revolving Credit Facility that increased the aggregate revolving commitments from $300 million to $350 million, extended the maturity date to July 31, 2018, reduced the spread for calculating the interest rates payable on outstanding borrowings, and provided additional flexibility under certain covenants by reducing the threshold Availability of the revolving commitments required in order to, among other things, make certain restricted payments and investments.

The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at September 30, 2013, was $274.7 million. At September 30, 2013, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR, as applicable) under the Revolving Credit Facility totaled $431.7 million.

The Revolving Credit Facility generally permits dividends only if certain conditions are met, including complying with either (i) pro forma Excess Availability (as defined in the Revolving Credit Facility) equal to or exceeding 25% of the aggregate Revolver Commitments (as defined in the Revolving Credit Facility) or (ii) (x) pro forma Excess Availability equal to or exceeding 15% of the aggregate Revolver Commitment and (y) a fixed-charge coverage ratio of 1:1 on a pro forma basis.

We borrowed $25.0 million under the Revolving Credit Facility to partially finance the acquisition of Wood Resources LLC Southeast Operations. For more information, see Note 5, Acquisitions. At both September 30, 2013, and December 31, 2012, we had $25.0 million outstanding under the Revolving Credit Facility and $10.2 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings outstanding under the Revolving Credit Facility were $75.0 million during the nine months ended September 30, 2013.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of Senior Notes through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On May 8, 2013, we completed an offer to exchange any and all of our $250 million outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020, which have been registered under the Securities Act. $250 million in aggregate principal amount (or 100%) of the outstanding Senior Notes were tendered upon closing of the exchange offer for an equivalent amount of registered Senior Notes.

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes in a private offering that was exempt from registration under the Securities Act. The additional $50 million of Senior Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional Senior Notes under the indenture dated as of October 22, 2012. On October 28, 2013, we completed the registration of the $50 million of Senior Notes under the Securities Act, which are being offered in an exchange offer for the existing $50 million of Senior Notes.

Cash Paid for Interest

For the nine months ended September 30, 2013 and 2012, cash payments for interest were $8.5 million and $8.7 million, respectively.

8.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(thousands)
Service cost	$672	$1,206	$2,014	$3,557
Interest cost	4,667	4,783	13,959	14,450
Expected return on plan assets	(5,025)	(4,850)	(14,807)	(14,541)
Amortization of actuarial loss	2,333	1,824	6,870	5,808
Amortization of prior service costs	23	41	68	124
Net periodic benefit cost	$2,670	$3,004	$8,104	$9,398

On August 26, 2013, we contributed company-owned real property to the pension plans from one location in our Building Materials Distribution segment. The pension plans obtained an independent appraisal of the property, and based on the appraisal, the plans recorded the contribution at fair value of approximately $4 million.

We are leasing back the contributed property for an initial term of ten years with two five-year extension options and continue to use the property in our distribution operations. Rent payments are made quarterly, with first-year annual rent of $0.3 million and 2% annual escalation rates thereafter. The lease provides us a right of first refusal on any subsequent sale by the pension plans, as well as repurchase options at the end of the initial term and extension periods. The plans engaged an independent fiduciary who negotiated the lease terms and also manages the property on behalf of the plans.

We determined that the contribution of the property does not meet the accounting definition of a plan asset within the scope of Accounting Standards Codification 715, Compensation — Retirement Benefits. Accordingly, the contributed property is not considered a contribution for accounting purposes and, as a result, is not included in plan assets and has no impact on the net pension liability recorded on our Consolidated Balance Sheets. We continue to depreciate the carrying value of the property in our financial statements, and no gain or loss was recognized at the contribution date for accounting purposes. Lease payments are recorded as pension contributions.

In the first nine months of 2013, we contributed $10.4 million in cash to the pension plans. For the remainder of 2013, we expect to make approximately $0.4 million in additional cash contributions to the pension plans.

9.	Stock-Based Compensation

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

Shares issued pursuant to awards under the 2013 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2013 Incentive Plan is 3.1 million shares. As of September 30, 2013, 2.8 million shares remained available for future issuance under the 2013 Incentive Plan.

In February 2013, we granted three types of stock-based awards under the 2013 Incentive Plan: stock options, performance stock units (PSUs), and restricted stock units (RSUs).

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees, subject to service conditions. The stock options generally vest and become exercisable on a pro rata basis over a three-year period from the date of grant. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. No options were vested and exercisable at September 30, 2013. The following is a summary of our stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2012	—	$—
Granted	161,257	27.19
Outstanding, September 30, 2013	161,257	$27.19	9.4	$—
Vested and expected to vest, September 30, 2013	132,484	$27.19	9.4	$—
Exercisable, September 30, 2013	—	$—	—	$—

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended September 30, 2013
Expected volatility	60.9%
Expected life (in years)	6.0
Risk-free interest rate	1.0%
Expected dividends	—
Weighted average fair value per option granted	$14.87

The expected volatility of our stock price was based on the volatility of related industry stocks. As these 2013 grants were our first issuances of stock options and our equity shares have been traded for a short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate the expected life. Therefore, we used the simplified method as allowed by the SEC. The risk-free interest rate was based on the yields of U.S. Treasury issues with terms similar to the expected life of the options.

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

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the nine months ended September 30, 2013:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2012	—	$—
Granted	104,285	26.65
Unvested, September 30, 2013	104,285	$26.65

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(thousands)
Stock options	$197	$465
PSUs and RSUs	592	1,397
Total	$789	$1,862

The related tax benefit for the nine months ended September 30, 2013, was $0.7 million. As of September 30, 2013, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $2.8 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.2 years.

10.    Stockholders' Equity

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of $262.5 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.5 million. On July 30, 2013 we registered 10,000,000 shares of common stock held by BC Holdings as part of a secondary offering. Concurrent with the close of the secondary offering, we repurchased 3,864,062 shares of common stock from BC Holdings for $100.0 million, which shares are recorded as "Treasury stock" on our Consolidated Balance Sheet. The Repurchase was funded with cash on hand.

Upon our conversion from a limited liability company to a corporation, our certificate of incorporation authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of September 30, 2013 and December 31, 2012. We had 43,229,412 and 29,700,000 shares of common stock issued and 39,365,350 and 29,700,000 shares of common stock outstanding as of September 30, 2013 and December 31, 2012, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

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

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012:

	Changes in Accumulated Other Comprehensive Loss
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(thousands)
Beginning Balance	$(118,395)	$(116,778)	$(121,229)	$(120,845)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of $899, $0, $2,647, and $0, respectively (a)	1,457	1,865	4,291	5,932
Ending Balance	$(116,938)	$(114,913)	$(116,938)	$(114,913)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 8, Retirement and Benefit Plans.

11.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. On October 25, 2013, Packaging Corporation of America (PCA) acquired all of the outstanding common shares of Boise Inc. The Outsourcing Services Agreement remains in place after PCA's acquisition of Boise Inc. and is currently set to expire on February 22, 2015. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $4.0 million and $3.7 million, respectively, for the three months ended September 30, 2013 and 2012, and $11.9 million and $11.0 million, respectively, for the nine months ended September 30, 2013 and 2012.

12.	Transactions With Related Party

Louisiana Timber Procurement Company, L.L.C. (LTP) is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Boise Inc. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of us and Boise Inc. in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $5.0 million and $5.3 million, respectively, during the three months ended September 30, 2013 and 2012, and $16.5 million and $14.7 million, respectively, during the nine months ended September 30, 2013 and 2012. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $18.1 million and $14.1 million, respectively, during the three months ended September 30, 2013 and 2012, and $50.7 million and $44.7 million, respectively, during the nine months ended September 30, 2013 and 2012. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

Equity

On July 30, 2013, we repurchased 3,864,062 shares of our common stock from BC Holdings, our principal stockholder, for $100.0 million. We funded the Repurchase with cash on hand.

13.	Segment Information

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K.

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended September 30, 2013
Wood Products	$156.5	$126.7	$283.2	$17.9	$6.7	$24.6
Building Materials Distribution	721.5	—	721.5	17.9	2.2	20.1
Corporate and Other	—	—	—	(5.2)	—	(5.2)
Intersegment eliminations	—	(126.7)	(126.7)	—	—	—
	$878.0	$—	$878.0	30.5	$9.0	$39.5
Interest expense				(5.2)
Interest income				0.1
				$25.5

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended September 30, 2012
Wood Products	$159.4	$100.4	$259.8	$22.5	$6.2	$28.6
Building Materials Distribution	605.2	—	605.2	10.3	2.3	12.6
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(100.4)	(100.4)	—	—	—
	$764.6	$—	$764.6	28.4	$8.5	$36.8
Interest expense				(4.8)
Interest income				0.1
				$23.6

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Nine Months Ended September 30, 2013
Wood Products	$491.1	$341.8	$832.8	$61.8	$19.5	$81.2
Building Materials Distribution	1,984.1	—	1,984.1	29.1	6.6	35.8
Corporate and Other	—	—	—	(13.9)	0.1	(13.8)
Intersegment eliminations	—	(341.8)	(341.8)	—	—	—
	$2,475.2	$—	$2,475.2	77.0	$26.2	$103.2
Interest expense				(14.8)
Interest income				0.2
				$62.4

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Nine Months Ended September 30, 2012
Wood Products	$447.4	$265.4	$712.7	$48.8	$18.2	$67.0
Building Materials Distribution	1,637.2	—	1,637.2	18.2	6.6	24.8
Corporate and Other	—	—	—	(12.4)	0.1	(12.3)
Intersegment eliminations	—	(265.4)	(265.4)	—	—	—
	$2,084.5	$—	$2,084.5	54.7	$24.9	$79.6
Interest expense				(14.5)
Interest income				0.3
				$40.5

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

The following is a reconciliation of net income to EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(millions)
Net income(1)	$15.9	$23.5	$107.1	$40.2
Interest expense	5.2	4.8	14.8	14.5
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Income tax provision (benefit)(1)	9.6	0.1	(44.7)	0.2
Depreciation and amortization	9.0	8.5	26.2	24.9
EBITDA	$39.5	$36.8	$103.2	$79.6
 _______________________________________

(1)	The nine months ended September 30, 2013, includes $68.7 million of income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

14.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 7, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2013, there have been no material changes to the commitments disclosed in the 2012 Form 10-K, except as disclosed in Note 7, Debt.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2013, there have been no material changes to the guarantees disclosed in the 2012 Form 10-K.

15.	Consolidating Guarantor and Nonguarantor Financial Information

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

On October 1, 2013, we entered into a supplemental indenture (Supplemental Indenture) with certain of our subsidiaries and U.S. Bank National Association, the trustee for our Senior Notes, to add Chester Wood Products LLC and Moncure Plywood LLC as guarantors of the Senior Notes. Entry into the Supplemental Indenture was consummated in connection with the Acquisition on September 30, 2013, as described in Note 5, Acquisitions. Additionally, Chester Wood Products LLC and Moncure Plywood LLC executed guarantees to our Revolving Credit Facility. As such, Chester Wood Products LLC and Moncure Plywood LLC will be included as guarantor subsidiaries in the consolidating guarantor and nonguarantor financial statements effective October 1, 2013.

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$873,834	$4,145	$—	$877,979
Intercompany	—	—	3,462	(3,462)	—
	—	873,834	7,607	(3,462)	877,979

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	755,757	7,713	(3,693)	759,777
Depreciation and amortization	30	8,632	300	—	8,962
Selling and distribution expenses	—	65,635	609	—	66,244
General and administrative expenses	5,422	7,214	—	231	12,867
Other (income) expense, net	(158)	3	(195)	—	(350)
	5,294	837,241	8,427	(3,462)	847,500

Income (loss) from operations	(5,294)	36,593	(820)	—	30,479

Foreign exchange gain (loss)	(3)	39	33	—	69
Interest expense	(5,174)	—	—	—	(5,174)
Interest income	18	70	—	—	88
	(5,159)	109	33	—	(5,017)

Income (loss) before income taxes and equity in net income of affiliates	(10,453)	36,702	(787)	—	25,462
Income tax (provision) benefit	(9,708)	128	(22)	—	(9,602)

Income (loss) before equity in net income of affiliates	(20,161)	36,830	(809)	—	15,860
Equity in net income of affiliates	36,021	—	—	(36,021)	—
Net income (loss)	15,860	36,830	(809)	(36,021)	15,860

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,443	—	—	—	1,443
Amortization of prior service costs	14	—	—	—	14
Other comprehensive income, net of tax	1,457	—	—	—	1,457
Comprehensive income (loss)	$17,317	$36,830	$(809)	$(36,021)	$17,317

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$760,795	$3,801	$—	$764,596
Intercompany	—	—	3,327	(3,327)	—
	—	760,795	7,128	(3,327)	764,596

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	649,386	7,711	(3,972)	653,125
Depreciation and amortization	32	8,071	358	—	8,461
Selling and distribution expenses	—	61,708	864	—	62,572
General and administrative expenses	4,561	6,980	(1)	645	12,185
Other (income) expense, net	16	513	(408)	—	121
	4,609	726,658	8,524	(3,327)	736,464

Income (loss) from operations	(4,609)	34,137	(1,396)	—	28,132

Foreign exchange gain (loss)	198	(73)	103	—	228
Interest expense	(4,840)	—	—	—	(4,840)
Interest income	43	44	—	—	87
	(4,599)	(29)	103	—	(4,525)

Income (loss) before income taxes and equity in net income of affiliates	(9,208)	34,108	(1,293)	—	23,607
Income tax (provision) benefit	(109)	5	—	—	(104)

Income (loss) before equity in net income of affiliates	(9,317)	34,113	(1,293)	—	23,503
Equity in net income of affiliates	32,820	—	—	(32,820)	—
Net income (loss)	23,503	34,113	(1,293)	(32,820)	23,503

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,824	—	—	—	1,824
Amortization of prior service costs	41	—	—	—	41
Other comprehensive income, net of tax	1,865	—	—	—	1,865
Comprehensive income (loss)	$25,368	$34,113	$(1,293)	$(32,820)	$25,368

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,464,732	$10,420	$—	$2,475,152
Intercompany	—	—	9,020	(9,020)	—
	—	2,464,732	19,440	(9,020)	2,475,152

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	2,143,883	21,375	(9,638)	2,155,620
Depreciation and amortization	109	25,185	911	—	26,205
Selling and distribution expenses	—	181,468	1,882	—	183,350
General and administrative expenses	13,570	18,976	—	618	33,164
Other (income) expense, net	(151)	490	(862)	—	(523)
	13,528	2,370,002	23,306	(9,020)	2,397,816

Income (loss) from operations	(13,528)	94,730	(3,866)	—	77,336

Foreign exchange gain (loss)	(233)	(74)	5	—	(302)
Interest expense	(14,846)	—	—	—	(14,846)
Interest income	73	139	—	—	212
	(15,006)	65	5	—	(14,936)

Income (loss) before income taxes and equity in net income of affiliates	(28,534)	94,795	(3,861)	—	62,400
Income tax (provision) benefit	44,602	128	(22)	—	44,708

Income (loss) before equity in net income of affiliates	16,068	94,923	(3,883)	—	107,108
Equity in net income of affiliates	91,040	—	—	(91,040)	—
Net income (loss)	107,108	94,923	(3,883)	(91,040)	107,108

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	4,249	—	—	—	4,249
Amortization of prior service costs	42	—	—	—	42
Other comprehensive income, net of tax	4,291	—	—	—	4,291
Comprehensive income (loss)	$111,399	$94,923	$(3,883)	$(91,040)	$111,399

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2012
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,074,837	$9,645	$—	$2,084,482
Intercompany	—	—	9,854	(9,854)	—
	—	2,074,837	19,499	(9,854)	2,084,482

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	1,786,481	20,242	(10,867)	1,795,856
Depreciation and amortization	96	23,568	1,254	—	24,918
Selling and distribution expenses	—	174,458	2,396	—	176,854
General and administrative expenses	12,264	18,645	—	1,013	31,922
Other (income) expense, net	94	1,709	(1,397)	—	406
	12,454	2,004,861	22,495	(9,854)	2,029,956

Income (loss) from operations	(12,454)	69,976	(2,996)	—	54,526

Foreign exchange gain (loss)	224	(132)	33	—	125
Interest expense	(14,471)	—	—	—	(14,471)
Interest income	132	149	—	—	281
	(14,115)	17	33	—	(14,065)

Income (loss) before income taxes and equity in net income of affiliates	(26,569)	69,993	(2,963)	—	40,461
Income tax provision	(236)	(7)	—	—	(243)

Income (loss) before equity in net income of affiliates	(26,805)	69,986	(2,963)	—	40,218
Equity in net income of affiliates	67,023	—	—	(67,023)	—
Net income (loss)	40,218	69,986	(2,963)	(67,023)	40,218

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	5,808	—	—	—	5,808
Amortization of prior service costs and other	124	—	—	—	124
Other comprehensive income, net of tax	5,932	—	—	—	5,932
Comprehensive income (loss)	$46,150	$69,986	$(2,963)	$(67,023)	$46,150

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries (a)	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$156,986	$28	$5	$—	$157,019
Receivables
Trade, less allowances	12	194,998	8,925	—	203,935
Related parties	17	453	—	—	470
Other	1,007	7,391	245	—	8,643
Inventories	—	356,674	12,506	—	369,180
Deferred income taxes	21,316	—	8	—	21,324
Prepaid expenses and other	2,730	6,144	123	—	8,997
	182,068	565,688	21,812	—	769,568

Property and equipment, net	842	261,092	93,157	—	355,091
Timber deposits	—	5,537	164	—	5,701
Deferred financing costs	8,437	—	—	—	8,437
Goodwill	—	12,170	8,307	—	20,477
Intangible assets	—	8,900	1,400	—	10,300
Deferred income taxes	41,133	—	—	—	41,133
Other assets	36	7,215	1	—	7,252
Investments in affiliates	723,840	—	—	(723,840)	—
Total assets	$956,356	$860,602	$124,841	$(723,840)	$1,217,959

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2013 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries (a)	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$14,862	$171,441	$5,310	$—	$191,613
Related parties	402	1,757	—	—	2,159
Accrued liabilities	—	—	—	—
Compensation and benefits	17,100	39,353	2,724	—	59,177
Interest payable	8,073	—	—	—	8,073
Other	3,854	35,099	1,840	—	40,793
	44,291	247,650	9,874	—	301,815

Debt
Long-term debt	326,694	—	—	—	326,694

Other
Compensation and benefits	194,346	—	—	—	194,346
Other long-term liabilities	11,067	4,065	14	—	15,146
	205,413	4,065	14	—	209,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	495,587	—	—	—	495,587
Accumulated other comprehensive loss	(116,938)	—	—	—	(116,938)
Retained earnings	100,877	—	—	—	100,877
Subsidiary equity	—	608,887	114,953	(723,840)	—
Total stockholders' equity	379,958	608,887	114,953	(723,840)	379,958
Total liabilities and stockholders' equity	$956,356	$860,602	$124,841	$(723,840)	$1,217,959

(a)
As of September 30, 2013, Chester Wood Products LLC and Moncure Plywood LLC are included as nonguarantor subsidiaries. On October 1, 2013, we entered into the Supplemental Indenture for the Senior Notes, which will result in the inclusion of these subsidiaries as guarantor subsidiaries in the consolidating guarantor and nonguarantor financial statements effective October 1, 2013.

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
	(thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$11,072	$128,565	$555	$—	$140,192
Related parties	402	1,548	—	—	1,950
Accrued liabilities
Compensation and benefits	17,272	43,938	604	—	61,814
Interest payable	3,188	—	—	—	3,188
Other	2,082	25,873	1,088	—	29,043
	34,016	199,924	2,247	—	236,187

Debt
Long-term debt	275,000	—	—	—	275,000

Other
Compensation and benefits	206,668	—	—	—	206,668
Other long-term liabilities	10,353	3,983	—	—	14,336
	217,021	3,983	—	—	221,004

Redeemable equity	6,443	—	—	—	6,443

Commitments and contingent liabilities

Stockholder's equity
Preferred stock	—	—	—	—	—
Common stock	297	—	—	—	297
Additional paid-in capital	256,927	—	—	—	256,927
Accumulated other comprehensive loss	(121,229)	—	—	—	(121,229)
Accumulated deficit	(38,231)	—	—	—	(38,231)
Subsidiary equity	—	551,421	13,934	(565,355)	—
Total stockholder's equity	97,764	551,421	13,934	(565,355)	97,764
Total liabilities and stockholder's equity	$630,244	$755,328	$16,181	$(565,355)	$836,398

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$107,108	$94,923	$(3,883)	$(91,040)	$107,108
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(91,040)	—	—	91,040	—
Depreciation and amortization, including deferred financing costs and other	1,477	25,185	911	—	27,573
Stock-based compensation	1,862	—	—	—	1,862
Pension expense	8,104	—	—	—	8,104
Deferred income taxes	(65,095)	—	—	—	(65,095)
Other	(161)	(490)	23	—	(628)
Decrease (increase) in working capital, net of acquisitions
Receivables	(853)	(62,955)	(179)	—	(63,987)
Inventories	—	(36,395)	(45)	—	(36,440)
Prepaid expenses and other	14	(1,568)	(70)	—	(1,624)
Accounts payable and accrued liabilities	6,849	47,466	(115)	—	54,200
Pension contributions	(10,352)	—	—	—	(10,352)
Income taxes payable	2,221	(12)	9	—	2,218
Other	(1,239)	378	(1)	—	(862)
Net cash provided by (used for) operations	(41,105)	66,532	(3,350)	—	22,077
Cash provided by (used for) investment
Expenditures for property and equipment	(223)	(29,374)	(338)	—	(29,935)
Acquisitions of businesses and facilities	—	(102,002)	—	—	(102,002)
Proceeds from sales of assets	831	288	417	—	1,536
Other	—	4	5	—	9
Net cash provided by (used for) investment	608	(131,084)	84	—	(130,392)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—	—	—	262,488
Treasury stock purchased	(100,000)	—	—	—	(100,000)
Issuances of long-term debt	130,000	—	—	—	130,000
Payments of long-term debt	(80,000)	—	—	—	(80,000)
Financing costs	(1,854)	—	—	—	(1,854)
Other	—	—	193	—	193
Due to (from) affiliates	(67,445)	64,545	2,900	—	—
Net cash provided by financing	143,189	64,545	3,093	—	210,827
Net increase (decrease) in cash and cash equivalents	102,692	(7)	(173)	—	102,512
Balance at beginning of the period	54,294	35	178	—	54,507
Balance at end of the period	$156,986	$28	$5	$—	$157,019

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2012 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$40,218	$69,986	$(2,963)	$(67,023)	$40,218
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(67,023)	—	—	67,023	—
Depreciation and amortization, including deferred financing costs and other	1,910	23,568	1,254	—	26,732
Pension expense	9,398	—	—	—	9,398
Other	(46)	(139)	(315)	—	(500)
Decrease (increase) in working capital, net of acquisitions
Receivables	952	(52,580)	(1,624)	(56)	(53,308)
Inventories	—	(33,703)	(896)	—	(34,599)
Prepaid expenses and other	(9)	(1,938)	(26)	—	(1,973)
Accounts payable and accrued liabilities	6,047	75,948	282	56	82,333
Pension contributions	(8,181)	—	—	—	(8,181)
Income taxes payable	56	7	4	—	67
Other	4,049	635	1	—	4,685
Net cash provided by (used for) operations	(12,629)	81,784	(4,283)	—	64,872
Cash provided by (used for) investment
Expenditures for property and equipment	(28)	(17,563)	(91)	—	(17,682)
Acquisitions of businesses and facilities	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	171	—	—	171
Other	(3)	1	(1)	—	(3)
Net cash used for investment	(31)	(19,746)	(92)	—	(19,869)
Cash provided by (used for) financing
Distribution to Boise Cascade Holdings, L.L.C.	(2,790)	—	—	—	(2,790)
Credit facility financing costs	(250)	—	—	—	(250)
Due to (from) affiliates	57,655	(62,009)	4,354	—	—
Net cash provided by (used for) financing	54,615	(62,009)	4,354	—	(3,040)
Net increase (decrease) in cash and cash equivalents	41,955	29	(21)	—	41,963
Balance at beginning of the period	182,326	20	109	—	182,455
Balance at end of the period	$224,281	$49	$88	$—	$224,418

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2012 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2012 Form 10-K, as well as those factors set forth in Item 2. of Part II of this Form 10-Q and listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Boise Cascade completed an initial public offering of its common stock on February 11, 2013, discussed in Note 10, Stockholders' Equity, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures and sells engineered wood products (EWP), plywood, studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign exchange gains and losses. For more information, see Note 13, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $30.5 million during the three months ended September 30, 2013, compared with income from operations of $28.1 million during the three months ended September 30, 2012.

In our Building Materials Distribution segment, income improved $7.6 million to $17.9 million for the three months ended September 30, 2013, from $10.3 million for the three months ended September 30, 2012. The increase in segment income was driven primarily by higher gross margin dollars generated as a result of improved sales volumes. In our Wood Products segment, income decreased by $4.6 million to $17.9 million for the three months ended September 30, 2013, from $22.5 million for the three months ended September 30, 2012. The decline was due primarily to higher wood fiber costs and lower plywood sales prices, offset partially by higher EWP and lumber sales prices. These changes are discussed further in "Our Operating Results" below.

On September 30, 2013, we completed the acquisition of 100% of the outstanding limited liability company interests of both Chester Wood Products LLC and Moncure Plywood LLC (Wood Resources LLC Southeast Operations) for an aggregate purchase price of $102.0 million, subject to post-closing adjustments based upon a working capital target (Acquisition). These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. In connection with our initial public offering, we received proceeds of $262.5 million, net of underwriting discounts and offering expenses. At September 30, 2013, we had $157.0 million of cash and cash equivalents and $274.7 million of unused committed bank line availability. Cash increased $102.5 million during the nine months ended September 30, 2013, as cash provided by net proceeds from our initial public offering, the issuance of an additional $50 million in aggregate principal amount of Senior

Notes, and cash provided by operations was partially offset by the $100.0 million repurchase of common stock from BC Holdings in the Repurchase, the Acquisition, and capital spending. These changes are discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. While the consensus estimate for 2013 total U.S. housing starts has drifted lower the last several months, as of October 2013, the Blue Chip Economic Indicators consensus forecast for 2013 single- and multi-family housing starts in the U.S. was 0.93 million units, compared with actual housing starts of 0.78 million in 2012 and 0.61 million in 2011, as reported by the U.S. Census Bureau. These amounts are below historical trends of approximately 1.4 million units per year over the 20 years prior to 2013. Single-family housing starts are a primary driver of our sales, and although 2013 housing starts are projected to be higher than in 2012, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 7.2% as of September 30, 2013, from 7.8% as of September 30, 2012. We believe continued employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience demand below 20-year average historical levels for the products we manufacture and distribute. However, the housing industry has shown signs of improvement in the U.S., and we remain optimistic that the recent improvement in demand for our products will continue. Composite structural panel and lumber prices have been volatile thus far in 2013, with first quarter 2013 pricing well above five-year average historical levels followed by a sharp decline throughout second quarter 2013. During third quarter 2013, composite structural panel prices transacted within a generally narrow range and ended the quarter modestly above end of second quarter levels. Composite lumber prices improved steadily during third quarter 2013 and at the end of the third quarter were 18% above end of second quarter levels. Future pricing could be volatile in response to industry operating rates, inventory levels in various distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(millions)
Sales	$878.0	$764.6	$2,475.2	$2,084.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	759.8	653.1	2,155.6	1,795.9
Depreciation and amortization	9.0	8.5	26.2	24.9
Selling and distribution expenses	66.2	62.6	183.4	176.9
General and administrative expenses	12.9	12.2	33.2	31.9
Other (income) expense, net	(0.4)	0.1	(0.5)	0.4
	847.5	736.5	2,397.8	2,030.0

Income from operations	$30.5	$28.1	$77.3	$54.5

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.5%	85.4%	87.1%	86.2%
Depreciation and amortization	1.0	1.1	1.1	1.2
Selling and distribution expenses	7.5	8.2	7.4	8.5
General and administrative expenses	1.5	1.6	1.3	1.5
Other (income) expense, net	—	—	—	—
	96.5%	96.3%	96.9%	97.4%

Income from operations	3.5%	3.7%	3.1%	2.6%

Sales Volumes and Prices

Set forth below are segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(millions)
Segment Sales
Wood Products	$283.2	$259.8	$832.8	$712.7
Building Materials Distribution	721.5	605.2	1,984.1	1,637.2
Intersegment eliminations	(126.7)	(100.4)	(341.8)	(265.4)
	$878.0	$764.6	$2,475.2	$2,084.5

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	3.0	2.6	8.4	7.0
I-joists (equivalent lineal feet)	51	42	135	110
Plywood (sq. ft.) (3/8" basis)	344	343	1,045	1,018
Lumber (board feet)	50	50	152	140

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$15.85	$14.75	$15.60	$14.90
I-joists (1,000 equivalent lineal feet)	1,017	915	992	925
Plywood (1,000 sq. ft.) (3/8" basis)	303	318	321	292
Lumber (1,000 board feet)	515	430	498	431

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	49.5%	49.4%	51.4%	49.1%
General line	33.9%	36.2%	33.3%	37.1%
Engineered wood	16.6%	14.4%	15.3%	13.8%

Gross margin percentage (a)	11.6%	12.0%	10.6%	11.8%
_______________________________________

(a)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Materials, labor, and other operating expenses for our Building Materials Distribution segment include primarily costs of inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2013, total sales increased $113.4 million, or 15%, to $878.0 million from $764.6 million during the three months ended September 30, 2012. For the nine months ended September 30, 2013, total sales increased $390.7 million, or 19%, to $2,475.2 million from $2,084.5 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. Using the available July and August 2013 data, total U.S. housing starts increased 18%, with single-family starts up 15% from the same period in 2012. On a year-to-date basis through August, total housing starts increased 23%, with single-family starts up 19% from the same period in 2012. Single-family housing starts are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units. Average composite lumber prices for the three months ended September 30, 2013, were 7% higher, while average composite panel prices were 9% lower than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $23.4 million, or 9%, to $283.2 million for the three months ended September 30, 2013, from $259.8 million for the three months ended September 30, 2012. The increase in sales was due primarily to higher EWP volumes and prices, resulting in increases of $14.0 million and $10.2 million, respectively, as well as increased lumber prices, resulting in an increase of $4.3 million. These increases were offset partially by a decrease of $5.0 million due to lower plywood prices. I-joist and laminated veneer lumber (LVL) sales volumes increased 21% and 16%, respectively, due to higher levels of residential construction activity. In addition, lumber prices increased 20%, while I-joist and LVL sales prices improved 11% and 7%, respectively. Plywood sales prices decreased 5%.

For the nine months ended September 30, 2013, sales, including sales to our Building Materials Distribution segment, increased $120.1 million, or 17%, to $832.8 million from $712.7 million for the same period in the prior year. The increase in sales was due primarily to increased EWP volumes and prices, resulting in increases of $45.3 million and $18.8 million, respectively, as well as higher plywood prices and volumes, resulting in increases of $30.6 million and $7.9 million, respectively. Lumber sales prices and volumes also contributed $10.1 million and $5.2 million, respectively, to the increase in sales. I-joist and LVL sales volumes increased 23% and 20%, respectively. In addition, lumber and plywood prices increased 16% and 10%, respectively, while I-joist and LVL sales prices improved 7% and 5%, respectively. Lumber and plywood sales volumes increased 9% and 3%, respectively.

 Building Materials Distribution.  Sales increased $116.3 million, or 19%, to $721.5 million for the three months ended September 30, 2013, from $605.2 million for the three months ended September 30, 2012. Compared with the same quarter in the prior year, the overall increase in sales was driven primarily by improvements in sales volumes and prices of 16% and 2%, respectively. By product line, commodity sales increased 20%, or $58.3 million; sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 37%, or $32.3 million; and general line product sales increased 12%, or $25.7 million.

During the nine months ended September 30, 2013, sales increased $347.0 million, or 21%, to $1,984.1 million from $1,637.2 million for the same period in the prior year. Commodity pricing was higher, compared with the same period in the prior year, with the overall increase in sales driven primarily by improvements in both sales prices and volumes of 10%. By product line, commodity sales increased 27%, or $216.3 million; sales of EWP increased 35%, or $78.8 million; and general line product sales increased 9%, or $51.9 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $106.7 million, or 16%, to $759.8 million for the three months ended September 30, 2013, compared with $653.1 million during the same period in the prior year. The increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment, as well as a 40-basis-point increase in materials, labor, and other operating expenses as a percentage of sales (MLO rate), compared with third quarter 2012, in our Building Materials Distribution segment. In our Wood Products segment, the increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 11%, compared with the same period in 2012. In addition, costs of oriented strand board (OSB), which is used as the vertical web to assemble I-joists, increased 4% on a per-unit basis. The MLO rate in our Wood Products segment increased by 270 basis points. The increase in the MLO rate was primarily the result of increases in wood fiber costs of 360 basis points, offset partially by improved leveraging of labor costs of 90 basis points due to higher sales.

For the nine months ended September 30, 2013, materials, labor, and other operating expenses (excluding depreciation) increased $359.7 million, or 20%, to $2,155.6 million, compared with $1,795.9 million in the same period in the prior year. The increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment, as well as a 120-basis-point increase in the MLO rate, compared with the prior year, in our Building Materials Distribution segment. In our Wood Products segment, the increase primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, lumber, and plywood in our Wood Products segment, as well as higher per-unit OSB and log costs, which increased approximately 44% and 10%, respectively, compared with the same period in 2012. The MLO rate in our Wood Products segment increased by 20 basis points. The increase in the MLO rate was primarily the result of increases in wood fiber costs of 330 basis points, offset partially by improved leveraging of labor costs and other manufacturing costs of 220 and 90 basis points, respectively, due to higher sales.

Depreciation and amortization expenses increased $0.5 million, or 6%, to $9.0 million for the three months ended September 30, 2013, compared with $8.5 million during the same period in the prior year. For the nine months ended September 30, 2013, these expenses increased $1.3 million, or 5%, to $26.2 million, compared with $24.9 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment.

Selling and distribution expenses increased $3.6 million, or 6%, to $66.2 million for the three months ended September 30, 2013, compared with $62.6 million for the same period in the prior year. The increase was due primarily to higher payroll and transportation costs in our Building Materials Distribution segment of $1.8 million and $1.1 million, respectively, due to increased sales volumes and an increase in other variable expenses, offset partially by lower incentive compensation expenses of $0.4 million. During the nine months ended September 30, 2013, these costs increased $6.5 million, or 4%, to $183.4 million, compared with $176.9 million during the same period in 2012. The increase was due primarily to higher payroll and transportation costs in our Building Materials Distribution segment of $4.2 million and $2.4 million, respectively, due to increased sales volumes and an increase in other variable expenses, offset partially by lower incentive compensation expenses of $1.9 million.

General and administrative expenses increased $0.7 million, or 6%, to $12.9 million for the three months ended September 30, 2013, compared with $12.2 million for the same period in the prior year. The increase was due primarily to higher professional services, including secondary offering expenses, of $1.0 million, as well as increased payroll and travel expenses of $0.4 million and $0.5 million, respectively, offset partially by lower incentive compensation expenses of $1.5 million. For the nine months ended September 30, 2013, these expenses increased $1.3 million, or 4%, to $33.2 million, compared with $31.9 million during the same period in 2012. The increase was due primarily to higher professional service, payroll, and travel expenses of $2.1 million, $0.8 million, and $0.6 million, respectively, offset partially by lower incentive compensation expenses of $2.7 million.

For the three and nine months ended September 30, 2013 and 2012, other (income) expense, net, was insignificant.

Income (Loss) From Operations

Income from operations increased $2.4 million to $30.5 million of income for the three months ended September 30, 2013, compared with $28.1 million for the three months ended September 30, 2012. Income from operations increased $22.8 million to $77.3 million of income for the nine months ended September 30, 2013, compared with $54.5 million for the nine months ended September 30, 2012.

Wood Products.  Segment income decreased $4.6 million to $17.9 million for the three months ended September 30, 2013, from $22.5 million for the three months ended September 30, 2012. The decline was due primarily to higher wood fiber costs and lower plywood sales prices, offset partially by higher EWP and lumber sales prices. For the nine months ended September 30, 2013, segment income increased $13.0 million to $61.8 million from $48.8 million for the nine months ended September 30, 2012. The increase was driven primarily by higher plywood, EWP, and lumber sales prices, as well as higher sales volumes of plywood and EWP. These improvements were offset partially by higher wood fiber costs, as well as lower margins on inventory purchased for resale in support of customer programs.

Building Materials Distribution.  Segment income increased $7.6 million to $17.9 million for the three months ended September 30, 2013, from $10.3 million for the three months ended September 30, 2012. The increase in segment income was driven primarily by a higher gross margin of $11.4 million as a result of improved sales volumes. While total selling and distribution expenses increased $4.1 million for the three months ended September 30, 2013, compared with the same period in the prior year, these costs decreased as a percentage of segment sales by 90 basis points, as selling and distribution expenses did not increase at the same rate as sales.

For the nine months ended September 30, 2013, segment income improved $10.9 million to $29.1 million from $18.2 million for the nine months ended September 30, 2012. The improvement in segment income was driven primarily by a higher gross margin of $17.2 million due to an increase in sales. However, the gross margin percentage declined 120 basis points, compared with the same period in the prior year, due to commodity products being a larger portion of the Building Materials Distribution segment sales mix and the steady downward trajectory in commodity prices during second quarter 2013. While total selling and distribution expenses increased $7.0 million, these costs decreased as a percentage of segment sales by 130 basis points.

Income Tax (Provision) Benefit

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we became subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations during the nine months ended September 30, 2013. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates. For the three and nine months ended September 30, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $9.6 million and $24.0 million, respectively, of income tax expense and had an effective rate of 37.7% and 38.4%, respectively. During the three and nine months ended September 30, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Industry Mergers and Acquisitions

In July 2013, International Paper sold its Temple-Inland Building Products division to Georgia-Pacific LLC for $710 million in cash. Also, in September 2013, Louisiana-Pacific announced that it signed a definitive agreement to acquire Ainsworth Lumber in a transaction valued at approximately $1.1 billion.

 There have been no other major transactions in the North American building products manufacturing and distribution sectors in the past several months.

Liquidity and Capital Resources

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of approximately $262.5 million, net of underwriting discounts and offering expenses. We used $25.0 million of the net proceeds to repay borrowings under our Revolving Credit Facility, $77.0 million for the acquisition of two plywood plants in the Carolinas (the aggregate purchase price for such acquisition was $102.0 million and was financed with $77.0 million of cash from the initial public offering and a $25.0 million draw under our revolving credit facility), $100.0 million to repurchase 3,864,062 shares of our common stock from BC Holdings in the Repurchase, and the remainder used for capital spending and working capital.

We ended third quarter 2013 with $157.0 million of cash and cash equivalents and $326.7 million of long-term debt. At September 30, 2013, we had $431.7 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $102.5 million of cash during the nine months ended September 30, 2013, as cash provided by net proceeds from our initial public offering, the issuance of $50 million in additional Senior Notes, and cash provided by operations was offset partially by the Acquisition, the stock repurchase described above, and capital spending, as further discussed below.

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

	Nine Months Ended September 30
	2013	2012
	(thousands)
Net cash provided by operations	$22,077	$64,872
Net cash used for investment	(130,392)	(19,869)
Net cash provided by (used for) financing	210,827	(3,040)

Operating Activities

For the nine months ended September 30, 2013, our operating activities generated $22.1 million of cash, compared with $64.9 million in the same period in 2012. The $22.1 million of cash provided by operations was due primarily to $96.8 million of income (before noncash income and expenses), offset partially by a $47.9 million increase in working capital, cash paid for income taxes of $17.8 million, and pension contributions of $10.4 million. The $64.9 million of cash provided by operations during the nine months ended September 30, 2012, was driven primarily by $75.8 million of income (before noncash income and expenses), offset partially by increases in working capital of $7.5 million and pension contributions of $8.2 million.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 38% and 33%, comparing sales for the months of September 2013 and 2012 with sales for the months of December 2012 and 2011, respectively. The increase in inventories during the nine months ended September 30, 2013, represents normal seasonal inventory build, product line expansions, and cost inflation on inventory purchased for resale and key raw materials we consume in the manufacture of wood products. The increase in accounts payable and accrued liabilities provided $54.2 million of cash during the nine months ended September 30, 2013, compared with $82.3 million in the same period a year ago. We have accrued less incentive compensation during the nine months ended September 30, 2013, compared with the same period in 2012. Also, the majority of the employee incentive compensation that was accrued in 2012 was paid out in first quarter 2013.

Investment Activities

During the nine months ended September 30, 2013, we used $102.0 million for the acquisition of Wood Resources LLC Southeast Operations. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States. During the nine months ended September 30, 2012, we used $2.4 million for the acquisition of a sawmill in Arden, Washington, which we believe improves wood fiber integration and enhances the product mix capabilities in our Inland Region lumber operations. For the nine months ended September 30, 2013 and 2012, we used approximately $29.9 million and $17.7 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2013 to total approximately $40 million to $45 million, including the replacement of a dryer at our Oakdale, Louisiana, facility. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the nine months ended September 30, 2013, we received proceeds of $1.5 million from the sale of assets.

Financing Activities

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. In connection with this initial public offering, we received proceeds of approximately $262.5 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.5 million. On July 30, 2013, we repurchased 3,864,062 shares of our common stock from BC Holdings for $100.0 million in the Repurchase.

During the nine months ended September 30, 2013, we repaid $80.0 million of borrowings under our Revolving Credit Facility, $25.0 million of which was outstanding at December 31, 2012, and $55.0 million of which was borrowed for working capital needs and repaid during the first quarter of 2013. During third quarter 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes and borrowed $25.0 million under our Revolving Credit Facility.

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under the $350 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

At both September 30, 2013, and December 31, 2012, we had $25.0 million borrowings outstanding under the Revolving Credit Facility and $10.2 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $75.0 million during the nine months ended September 30, 2013.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of Senior Notes through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1, commencing on May 1, 2013. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On May 8, 2013, we completed an offer to exchange any and all of our $250 million outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020, which have been registered under the Securities Act. $250 million in aggregate principal amount (or 100%) of the outstanding Senior Notes were tendered upon closing of the exchange offer for an equivalent amount of registered Senior Notes.

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes in a private offering that was exempt from registration under the Securities Act. The additional $50 million of Senior Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional Senior Notes under the indenture dated as of October 22, 2012. On October 28, 2013, we completed the registration of the $50 million of Senior Notes under the Securities Act, which are being offered in an exchange offer for the existing $50 million of Senior Notes.

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K and in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. On August 15, 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes. We also entered into a fifth amendment to our Revolving Credit Facility that increased the aggregate revolving commitments from $300 million to $350 million, extended the maturity date to July 31, 2018, reduced the spread for calculating the interest rates payable on outstanding borrowings, and provided additional flexibility under certain covenants by reducing the threshold availability of the revolving commitments required in order to, among other things, make certain restricted payments and investments. See Liquidity and Capital Resources above for a discussion of debt transactions. There have been no other material changes in contractual obligations outside the ordinary course of business since December 31, 2012.

Off-Balance-Sheet Activities

At September 30, 2013, and December 31, 2012, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 9, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2012 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2013, there have been no material changes to the guarantees disclosed in our 2012 Form 10-K.

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

Employees

As of October 27, 2013, we had approximately 5,240 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of October 27, 2013, we had nine collective bargaining agreements. Two agreements, covering 373 employees at our facility in Florien, Louisiana, and 282 employees at our facility in Oakdale, Louisiana, expired on July 15, 2013, but have been indefinitely extended by the parties, subject to either party submitting a ten-day written notice to terminate. We expect these two agreements to be negotiated together. If these agreements are not renewed or extended upon their expiration, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

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

Deferred tax assets related to investments in foreign subsidiaries and capital loss carryforwards were $16.4 million and $6.1 million, respectively, at September 30, 2013. Both of these items are fully offset by valuation allowances as we believe it is more likely than not that we will not be able to meet applicable tax thresholds that govern realization of these deferred tax asset items.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections of future reversals of existing temporary differences, the historical level of taxable income, and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences, except as discussed above. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of September 30, 2013, if we were to not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Form 10-K. As of September 30, 2013, there have been no material changes in our exposure to market risk from those disclosed in our 2012 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2012 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission and the risk factors below. We do not assume an obligation to update any forward-looking statement.

Our growth strategy includes pursuing strategic acquisitions. We may be unable to integrate efficiently acquired operations or complete successfully potential acquisitions.

We may not be able to integrate the operations of acquired businesses, including the Chester and Moncure plywood operations, in an efficient and cost-effective manner or without significant disruption to our existing operations or realize expected synergies. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. In the future, we may be unable to complete successfully potential acquisitions due to multiple factors, including those noted above, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results and cash flows.

We rely on Boise Inc. for many of our administrative services.
In conjunction with the sale of our Paper and Packaging & Newsprint assets in 2008, we entered into an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. Most of the Boise Inc. staff that provides these services are providing the same services they provided when they were our employees. On October 25, 2013, Packaging Corporation of America (PCA) acquired all of the outstanding common shares of Boise Inc. The Outsourcing Services Agreement remains in place after PCA's acquisition of Boise Inc. and is currently set to expire on February 22, 2015. We cannot be assured that the staff providing such services will remain with PCA after the acquisition, or that there will not be a disruption in the continuity or level of service provided. If PCA is unwilling or unable to provide services at the same quality levels as those services have been provided in the past, and we are unable to develop and implement effective alternatives, if necessary, our business and compliance activities and results of operations could be substantially and negatively affected.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds From Registered Securities

On February 5, 2013, a registration statement on Form S-1 (File No. 333-184964) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission. In this offering, we sold a total of 13,529,412 shares of common stock for net proceeds of approximately $263 million, net of underwriting discounts and offering expenses. From the effective date of the registration statement through September 30, 2013, we used all of the $263 million net proceeds to repay $25 million of borrowings under our revolving credit facility, acquire two plywood plants for a purchase price of $77 million (the aggregate purchase price for such acquisition was $102 million and was financed with $77 million of cash from the initial public offering and a $25 million draw under our revolving credit facility), and repurchase 3,864,062 shares of our common stock for $100 million, with the remaining net proceeds used for capital spending and working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 30, 2013, we repurchased 3,864,062 shares of common stock from BC Holdings for $100.0 million. Set forth below is information regarding the Company's share repurchases during the third quarter ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	3,864,062	$25.88	—	$—
August 1, 2013 - August 31, 2013	—	—	—	—
September 1, 2013 - September 30, 2013	—	—	—	—
Total	3,864,062	$25.88	—	$—

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  November 14, 2013

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013

Number	Description

2.1
Limited Liability Company Interest Purchase Agreement, dated as of July19, 2013, by and among Chester Wood Products LLC, Moncure Plywood LLC, WR Operating LLC, Boise Cascade Wood Products, LLC, Wood Resources LLC, and Boise Cascade Company (incorporated by reference to Exhibit 2.1 on Boise Cascade Company's Amendment No. 1 to Current Report on Form 8-K/A, filed July 22, 2013)

4.1
Registration Rights Agreement, dated as of August 15, 2013, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company and the other borrowers and guarantors party thereto (incorporated by reference to Exhibit 4.4 on Boise Cascade Company's Current Report on Form 8-K, filed August 16, 2013)

10.1	Boise Cascade Company Directors Deferred Compensation Plan (as amended through October 30, 2013)

10.2	Boise Cascade Company 2004 Deferred Compensation Plan (as amended through October 30, 2013)

10.3
Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013 (incorporated by reference to Exhibit 10.17 on Boise Cascade Company's Registration Statement on Form S-4, filed September 16, 2013)

10.4
Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013 (incorporated by reference to Exhibit 10.18 on Boise Cascade Company's Registration Statement on Form S-4, filed September 16, 2013)

10.5
Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013 (incorporated by reference to Exhibit 10.19 on Boise Cascade Company's Registration Statement on Form S-4, filed September 16, 2013)

10.6
Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013 (incorporated by reference to Exhibit 10.21 on Boise Cascade Company's Registration Statement on Form S-4, filed September 16, 2013)

10.7
Boise Cascade Company 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010 and as amended through July 31, 2013 (incorporated by reference to Exhibit 10.23 on Boise Cascade Company's Registration Statement on Form S-4, filed September 16, 2013)

10.8
Boise Cascade Company 2004 Deferred Compensation Plan, as amended through July 31, 2013 (incorporated by reference to Exhibit 10.25 on Boise Cascade Company's Registration Statement on Form S-4, filed September 16, 2013)

10.9
Fourth Amendment to Credit Agreement, dated as of July 19, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company and the other Borrowers identified on the signature pages thereof (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed July 22, 2013)

10.10
Fifth Amendment to Credit Agreement, dated as of August 15, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company and the other Borrowers identified on the signature pages thereof (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed August 16, 2013)

10.11
Repurchase Agreement dated July 22, 2013, by and between Boise Cascade Company and Boise Cascade Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 on Boise Cascade Company's Current Report on Form 8-K, filed July 22, 2013)

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