Form 10-K
period 2013-12-31
BOISE CASCADE Co
filed 2014-02-28
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐                            Accelerated filer ☐

Non-accelerated filer ☒  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $343,782,359.

There were 39,365,350 shares of the registrant's $0.01 par value common stock outstanding on February 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•
General economic conditions, including but not limited to housing starts, repair-and-remodeling activity, and light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, household formation rates, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	The highly competitive nature of our industry;

•	Availability and affordability of raw materials, including wood fiber and glues and resins;

•	The impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	Substantial ongoing capital investment costs and the difficulty in offsetting fixed costs related to our recent capital investments if the housing market does not recover;

•	Material disruptions at our manufacturing facilities;

•	The financial condition and creditworthiness of our customers;

•	Concentration of our sales among a relatively small group of customers;

•
Our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	The need to successfully implement succession plans for certain members of our senior management team;

•	Restrictive covenants contained in our debt agreements;

•	Our ability to successfully complete potential acquisitions or integrate efficiently acquired operations;

•	Our reliance on Boise Inc., which became a wholly owned subsidiary of Packaging Corporation of America (PCA) on October 25, 2013, for many of our administrative services;

•	Disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	Major equipment failure;

•	Severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	Increased costs as a public company; and

•	Fluctuations in the market for our equity.

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

PART I

ITEM 1.    BUSINESS

     Boise Cascade Company is a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax (the Forest Products Acquisition). As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following the initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. In our July 2013 and November 2013 secondary offerings, we registered a combined 18,050,000 shares of common stock sold by BC Holdings. Concurrent with the close of our July 2013 secondary offering, we also repurchased 3,864,062 shares of common stock from BC Holdings (the Repurchase). Following the secondary offerings and the Repurchase, the common stock held by BC Holdings represents 19.8% of our outstanding common stock. BC Holdings is controlled by Forest Products Holdings, L.L.C. (FPH).

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States and Canada. We believe we are the second largest manufacturer of plywood and engineered wood products (EWP). We also believe we are one of the largest stocking wholesale distributors of building products in the United States. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. We believe our large, vertically-integrated operations provide us with significant advantages over less integrated competitors and position us to optimally serve our customers.

Our Industry

              The building products manufacturing and distribution industry in North America is highly competitive, with a number of producers manufacturing and selling a broad range of products. Demand for our products is principally influenced by new residential construction, residential repair-and-remodeling activity, light commercial construction, and industrial consumption in the United States. Demand drivers include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth and migration, interest rates, employment, and consumer sentiment. Purchasing decisions made by the customers who buy our wood products are generally based on price, quality, and particularly with respect to EWP, customer service and product support.

Segments

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. We present information pertaining to our segments and the geographic areas in which we operate in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Wood Products

Products

We manufacture structural, appearance, and industrial plywood panels. In addition, we manufacture EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce studs, particleboard, and ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors.
In 2013, plywood, EWP, and lumber accounted for 43%, 37%, and 9%, respectively, of our Wood Products sales. Most of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. In 2013, approximately 41% of our Wood Products sales, including approximately 75% of our EWP sales, were to our Building Materials Distribution segment.
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2013	2012	2011	2010	2009
	(millions)
Capacity (a)
Plywood (sq. ft.) (3/8" basis) (b)	2,380	1,630	1,500	1,475	1,430
Laminated veneer lumber (LVL) (cubic feet) (c)	27.5	27.5	27.5	27.5	27.5
Lumber (board feet) (d)	255	235	200	180	180
Production
Plywood (sq. ft.) (3/8" basis) (b)	1,647	1,482	1,240	1,183	1,066
Laminated veneer lumber (LVL) (cubic feet) (c)	17.2	14.2	10.7	10	7.9
I‑joists (equivalent lineal feet) (c)	178	149	112	105	81
Lumber (board feet) (d)	197	196	152	149	141
_______________________________________

(a)	Annual capacity at the end of each year.

(b)	Approximately 17%, 15%, 12%, 11%, and 10%, respectively, of the plywood we produced in 2013, 2012, 2011, 2010, and 2009 was utilized internally to produce LVL.

In September 2013, we purchased two plywood manufacturing facilities, one in Chester, South Carolina, and one in Moncure, North Carolina, that have a combined estimated annual capacity of 470 million square feet.

(c)	A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(d)
In June 2009, we closed our lumber facility in La Grande, Oregon. This facility was reopened on a limited operating basis in April 2011. In June 2009, we purchased a lumber manufacturing facility in Pilot Rock, Oregon. In February 2012, we purchased a lumber facility in Arden, Washington.

The following table sets forth segment sales, segment income (loss), depreciation and amortization, and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2013	2012	2011 (a)	2010 (b)	2009 (c)
	(millions)
Segment sales (d)	$1,134.1	$943.3	$712.5	$687.4	$550.8

Segment income (loss)	$77.7	$55.8	$(15.1)	$(8.1)	$(77.3)
Segment depreciation and amortization	28.7	24.4	28.4	27.1	33.0
Segment EBITDA (e)	$106.3	$80.2	$13.3	$19.0	$(44.3)
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

(d)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

(e)
Segment EBITDA is calculated as segment income (loss) before depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Wood Products segment operates nine plywood and veneer plants (including the Chester and Moncure plywood plants acquired in September 2013), five of which manufacture inputs used in our EWP facilities. In addition, we operate four EWP facilities, which have a high degree of raw material and manufacturing integration with our plywood and veneer facilities. We also operate five sawmills and one particleboard plant.

Raw Materials and Input Costs

Wood fiber. The primary raw material in our Wood Products segment is wood fiber. For the year ended December 31, 2013, wood fiber accounted for approximately 44% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods, pine, and hardwood logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities in Louisiana and Oregon use parallel-laminated veneer panels and veneer sheets produced by our facilities and purchased from third parties, together with OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets.
Timber comprises over 75% of our wood fiber costs, and we satisfy our timber requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public timber auctions. In February 2005, one of our affiliates sold its timberland operations to Forest Capital, an unaffiliated third party. In connection with this sale, we entered into a series of fiber supply agreements with Forest Capital. These fiber supply agreements required Forest Capital to sell a specified amount of timber to us at prices generally related to market prices. In 2013, approximately 28% of our timber was supplied pursuant to these agreements. In July 2011, Forest Capital sold approximately 50,000 acres of the timberlands in Louisiana to Rayonier Louisiana Timberlands, LLC, a timberland real estate investment trust (Rayonier). In July 2012, Forest Capital sold the remaining legacy timberlands in Louisiana, Washington, Oregon, Minnesota, and Idaho to a group of purchasers whose investments in the timberlands are managed by Hancock Natural Resource Group, Inc. (Hancock). In July 2012, Hancock resold approximately 110,000 acres of the Louisiana timberlands to a group of purchasers whose investments in the timberlands are managed by The Molpus Woodlands Group LLC (Molpus). The purchasers of the timberlands (other than Molpus and Rayonier) assumed Forest Capital's obligations under the 2005 wood supply agreements. The Molpus entities and Rayonier each entered into a new master harvest rights agreement on substantially the same terms. As a result of Forest Capital's sale of the timberlands to various purchasers, our sources of timber are more diversified.
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
We also bid in auctions conducted by federal, state, and local authorities for the purchase of timber, generally at fixed prices, under contracts with a term of generally one to three years. In 2013, approximately 21% of our timber was supplied under government contracts. The remainder of our log supply in 2013 was supplied through private purchases directly from timber owners or through dealers.
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
The cost of timber is strongly correlated with product prices for building materials, with the increase in product prices driving increases in timber costs. Because wood fiber is a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of timber. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities.
Our aggregate cost of obtaining timber is also affected by fuel costs and the distance of the fiber source from our facilities, as we are often required to transport the timber we purchase from the source to our facilities.
Other raw materials and energy costs. We use a significant quantity of various resins and glues in our manufacturing processes. Resin and glue product costs are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase resins and glues, other raw materials, and energy used to manufacture our products in both the open market and through supply contracts. The contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy at one of our facilities. These contracts have terms of various lengths and typically contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Sales, Marketing, and Distribution

Sales of plywood, lumber, and particleboard are managed by product. Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force spends a significant amount of time working with end customers who purchase our EWP. Our sales force provides a variety of technical support services, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems. The majority of our wood products are sold to wholesale distributors, including our Building Materials Distribution segment, home improvement centers, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 41% of our Wood Products segment's overall sales, including approximately 75% of its EWP sales, in 2013.

The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2013	2012	2011	2010	2009
	(millions)
Plywood (sq. ft.) (3/8" basis)	1,473	1,356	1,106	1,088	992
Laminated veneer lumber (LVL) (cubic feet) (a)	11.1	9.1	7.1	6.6	5.6
I-joists (equivalent lineal feet)	179	145	110	106	87
Lumber (board feet)	199	188	153	149	146
_______________________________________

(a)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

Segment Strategy

Grow Our Operations With a Focus on Expanding Our Market Position in EWP
We will continue to expand our market position in EWP by focusing on our large-scale manufacturing position, comprehensive customer service, design support capabilities, and efficient distribution network. We have positioned ourselves to take advantage of expected increases in the demand for EWP by expanding our capacity through capital investments in low-cost, internal veneer manufacturing. We have also developed strategic relationships with third-party veneer suppliers to support additional EWP production as needed. Additionally, we have grown and intend to continue to grow our Wood Products business through strategic acquisitions, including the September 2013 purchase of the Chester and Moncure plywood plants.
Continue to Improve Our Competitiveness Through Operational Excellence
We use a disciplined cost management approach to maximize our competitiveness without sacrificing our ability to react to future growth opportunities. Additionally, we have made capital investments and process improvements in certain facilities, which have enabled us to close or divest certain manufacturing facilities during the housing downturn without any adverse impact on our production capacity. These capital investments and process improvements have decreased our production costs and allowed us to produce lower-cost, higher-quality veneers. Beginning in 2009, we adopted a data-driven process improvement program to further strengthen our manufacturing operations. Because of the significant gains we continue to see from this program, we believe there are opportunities to apply similar techniques and methods to different functional areas (including sales and marketing) to realize efficiencies in those areas.

Building Materials Distribution

Products

We sell a broad line of building materials, including EWP, OSB, plywood, lumber, and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP, we purchase most of these building materials from a vendor base of more than 1,000 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, Louisiana-Pacific, and Georgia-Pacific, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair and remodeling of existing housing, and the construction of light industrial and commercial buildings.

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2013	2012	2011 (a)	2010 (b)	2009
	(millions)
Segment sales (c)	$2,599.6	$2,190.2	$1,779.4	$1,778.0	$1,609.8

Segment income	$39.9	$24.0	$2.0	$11.6	$8.0
Segment depreciation and amortization	9.2	8.8	8.4	7.5	7.6
Segment EBITDA (d)	$49.2	$32.9	$10.4	$19.1	$15.5
_______________________________________

(a)	In 2011, segment income and EBITDA included $1.2 million of noncash asset write-downs.

(b)	In 2010, segment income and EBITDA included $4.1 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	Segment sales are calculated before intersegment eliminations.

(d)
Segment EBITDA is calculated as segment income before depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated EBITDA to net income (loss).

Facilities

Our Building Materials Distribution segment operates a nationwide network of 31 building materials distribution facilities throughout the United States. We also operate a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. In early 2012, we completed facility expansions in Dallas, Texas, and Greenland, New Hampshire. In 2013, we also expanded our Minneapolis, Minnesota, Boise, Idaho, and Chicago, Illinois, facilities.
Sales, Marketing, and Distribution

We market our building materials primarily to retail lumberyards and home improvement centers that then sell the products to end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction and repair-and-remodeling projects. We also market our products to industrial converters, which use our products to assemble windows, doors, agricultural bins, and other products used in industrial applications. We believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price and term arrangements and offer excellent customer service on top brands in the building materials industry. We also believe our broad product line provides our customers with an efficient, one-stop resource for their building materials needs. We also have expertise in special-order sourcing and merchandising support, which is a key service for our home improvement center customers that choose not to stock certain items in inventory.
Each of our distribution centers implements its own distribution and logistics model using centralized information systems. We use internal and external trucking resources to deliver materials on a regularly scheduled basis. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital, which we believe led to increased market share during the housing downturn.
We have a large, decentralized sales force to support our suppliers and customers. Our sales force and product managers have local product knowledge and decision-making authority, which we believe enables them to optimize stocking, pricing, and product assortment decisions. Our sales force has access to centralized information technology systems, an extensive vendor base, and corporate-level working capital support, which we believe complements our localized sales model. Our sales force is compensated, in part, based on branch-level performance.
We regularly evaluate opportunities to introduce new products. Broadening our product offering helps us serve as a one-stop resource for building materials, which we believe improves our customers' purchasing and operating efficiencies. The introduction of new products is primarily driven by customer demand or product extensions originating from our vendors. We believe our long-standing customer relationships allow us to respond to customer feedback and introduce new products more rapidly. Broadening our product offering also helps us drive additional products through our distribution system, thereby increasing our scale and efficiency.
Segment Strategy

Grow Market Share

We intend to grow our Building Materials Distribution business in existing markets by adding products and services to better serve our customers. We also plan to opportunistically expand our Building Materials Distribution business into nearby geographies that we currently serve using off-site storage arrangements or longer truck routes. Sales in our Building Materials Distribution segment are strongly correlated with new residential construction and residential improvements in the United States. We will continue to grow our Building Materials Distribution business by opportunistically acquiring facilities, adding new products, opening new locations, relocating and expanding capacity at existing facilities, and capturing local market share through our superior supply chain capabilities and customer service.

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

Corporate and Other

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We purchase many of these services from Boise Inc., which became a wholly owned subsidiary of Packaging Corporation of America (PCA) on October 25, 2013, under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us. The Outsourcing Services Agreement remains in place after PCA's acquisition of Boise Inc. and is currently set to expire on February 22, 2016. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. See "Item 1A. Risk Factors" and Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information.

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2013, our top ten customers represented approximately 30% of our sales, with one customer, Home Depot, accounting for approximately 11% of our sales. At December 31, 2013, receivables from Home Depot accounted for approximately 13% of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments. No other customer accounted for 10% or more of total sales for the year ended December 31, 2013. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

Competition

The competitive environment in the U.S. continues to be challenging as new residential and light commercial construction activity and repair-and-remodeling spending remain substantially below average historical levels. Industry capacity in a number of product markets, including some of those in which we compete, exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we operate. Those factors include price, service, quality, product selection, and convenience of location.
Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement.
Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, and several smaller producers. We also compete against several major North American EWP producers, such as Weyerhaeuser Company and Louisiana-Pacific Corporation, as well as several other smaller, regional firms. Our EWP products also face competition from numerous dimension lumber producers, because EWP may be substituted by dimension lumber in many building applications. We have leading market positions in the manufacture of plywood, EWP, and ponderosa pine lumber. We hold much smaller market positions in our other manufactured products. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, and particularly with respect to EWP, levels of customer service. Most of our competitors are located in the United States and Canada, although we also compete with manufacturers in other countries. Our competition includes not only manufacturers and distributors of similar building products but also manufacturers and distributors of products made from alternative materials, such as steel and plastic. Some of our competitors enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it more difficult for our products to gain additional market share. Some of our competitors in this segment are also vertically integrated and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our national wholesale distribution competitors include BlueLinx Holdings Inc. and Weyerhaeuser Company. Regional wholesale distribution competitors include Cedar Creek, OrePac, Roberts & Dybdahl, and U.S. Lumber Group. We also compete with wholesale brokers and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We also distribute products for some manufacturers that engage in direct sales. In recent years, there has been consolidation among retail lumberyards and home improvement centers. As the customer base consolidates, this dynamic could affect our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
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

Employees

As of February 16, 2014, we had approximately 5,290 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of February 16, 2014, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Trademarks

We maintain many trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks include BOISE CASCADE® and the TREE-IN-A-CIRCLE® logo, which we believe to be of significant importance to our business.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act) and therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy information statements, and other information regarding issuers that file electronically.

Our filings under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, Registration Statements, current reports on Form 8-K, and all amendments to these reports, are also available free of charge on the investor relations portion of our website at www.bc.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Executive Officers of the Registrant

Below is a list of names, ages, and a brief account of the business experience of our executive officers and key members of management, each as of February 26, 2014.

Name	Age	Position
Executive Officers:
Thomas E. Carlile	62	Chief Executive Officer and Director
Wayne M. Rancourt	51	Senior Vice President, Chief Financial Officer, and Treasurer
Thomas A. Lovlien	58	President, Wood Products Manufacturing
Stanley R. Bell	67	President, Building Materials Distribution
Nick Stokes	56	Executive Vice President, Building Materials Distribution
John T. Sahlberg	60	Senior Vice President, Human Resources and General Counsel
Kelly E. Hibbs	47	Vice President and Controller
Key Management:
Thomas K. Corrick	58	Senior Vice President, Wood Products Manufacturing
Dennis R. Huston	61	Vice President of Sales and Marketing, Engineered Wood Products
Daniel G. Hutchinson	62	Vice President of Operations, Wood Products Manufacturing
Frank Elfering	47	Vice President of Purchasing, Building Materials Distribution
Rich Viola	56	Vice President of Sales and Marketing, Building Materials Distribution

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
Stanley R. Bell, President, Building Materials Distribution

Mr. Bell became our president, Building Materials Distribution, in February 2008, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president, Building Materials Distribution. Mr. Bell received a B.A. in economics from the University of Utah and an M.B.A. from the University of Utah. Mr. Bell has elected to retire from the company, effective March 7, 2014.
Nick Stokes, Executive Vice President, Building Materials Distribution

Mr. Stokes will become our executive vice president, Building Materials Distribution, on March 1, 2014. Prior to that he served as the division's senior vice president from February 2011 to March 2014. From October 2004 to February 2011, Mr. Stokes served as vice president, Building Materials Distribution. Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.
John T. Sahlberg, Senior Vice President, Human Resources and General Counsel

Mr. Sahlberg became our senior vice president, Human Resources and General Counsel, effective August 2012. Prior to his election as senior vice president, Human Resources and General Counsel, Mr. Sahlberg served as vice president, Human Resources and General Counsel, since January 2011. Prior to that, he served as vice president, Human Resources, from February 2008 to January 2011. Prior to that, he served as director of Human Resources from February 2006 to February 2008. From October 2004 through January 2006, he was director of labor relations. Mr. Sahlberg received a bachelor's degree in economics from Harvard College and a J.D. from Georgetown University. He is a member of the Idaho State Bar.

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
Dennis R. Huston, Vice President of Sales and Marketing, Engineered Wood Products

Mr. Huston became our vice president of sales and marketing, Engineered Wood Products, in August 2012. Mr. Huston previously served as sales manager of Engineered Wood Products from October 2004 until August 2012. Mr. Huston received a bachelor's degree in political science from the University of Dubuque in Iowa.
Daniel G. Hutchinson, Vice President of Operations, Wood Products Manufacturing

Mr. Hutchinson became our vice president of operations for Wood Products Manufacturing in August 2012. He previously served as general manager of operations for our Engineered Wood Products business from 2008 to August 2012. From 2007 to 2008, he served as our Engineered Wood Products national accounts manager. Mr. Hutchinson received bachelor's degrees in accounting and finance from the University of Idaho and an M.B.A. from Washington State University.
Frank Elfering, Vice President of Purchasing, Building Materials Distribution
              Mr. Elfering became our vice president of purchasing for Building Materials Distribution in October 2013. Prior to that he served as the division’s purchasing manager since July 2013. From 2008 to 2013, he served as the division marketing manager and west region sales manager for BMD. Mr. Elfering received a B.S. in marketing from Oregon State University.

Rich Viola, Vice President of Sales and Marketing, Building Materials Distribution

Mr. Viola became our vice president of sales and marketing for Building Materials Distribution in October 2013, after being named division sales and marketing manager in early 2013. From 1999 to 2013, Mr. Viola served as national accounts sales manager and east region sales manager. Prior to the acquisition by Boise Cascade in 1999, he held the position of senior vice president, sales and marketing, for Furman Lumber, Inc. Mr. Viola received a B.S. in marketing from Northeastern University in Boston.
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
Many of the building products we produce or distribute, including OSB, plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices could be volatile in response to operating rates and inventory levels in various distribution channels. Commodity price volatility affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability and possible net losses.
Historically, demand for the products we manufacture, as well as the products we purchase and distribute, has been closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction activity remained substantially below average historical levels during 2013 and so did demand for many of the products we manufacture and distribute. There is significant uncertainty regarding the timing and extent of a recovery to average historical levels in such construction activity and resulting product demand levels. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.
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
The markets for the products we manufacture in our Wood Products segment are highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. We also compete less directly with firms that manufacture substitutes for wood building products. Certain mills operated by our competitors may be lower-cost manufacturers than the mills operated by us.
The building products distribution industry that our Building Materials Distribution segment competes in is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which to obtain products from suppliers and sell products to customers. If our financial condition deteriorates in the future, our support from suppliers may be negatively affected.
Some of the businesses with which we compete are part of larger companies and therefore have access to greater financial and other resources than we do. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can. In addition, certain suppliers to our distribution business also sell and distribute their products directly to customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

Our manufacturing operations may have difficulty obtaining wood fiber at favorable prices or at all.

Wood fiber is our principal raw material, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2013. Wood fiber is a commodity, and prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities.
In 2005, following the sale of our timberlands, supply agreements (or successor arrangements) were put in place under which we purchase timber at market-based prices. For 2013, approximately 28% of our timber was supplied pursuant to agreements assumed by (or replacement master supply agreements with) Hancock, Molpus, and Rayonier. The supply agreements with these parties terminate on December 31, 2014, subject to additional one-year extensions unless notice is provided to the other party at least six months prior to expiration of the applicable agreement. If a counterparty to these agreements elects not to continue these agreements or we are unable to renegotiate future purchases on terms that are acceptable to us, we would need to locate a replacement supplier for our timber requirements, which could include private purchases with other suppliers, open-market purchases, and purchases from governmental sources. If we are unable to locate a replacement supplier in a particular region to satisfy our timber needs at satisfactory prices, it could have an adverse effect on our results of operations.
In 2013, we purchased approximately 21% of our timber from federal, state, and local governments. In certain regions in which we operate, a substantial portion of our timber is purchased from governmental authorities. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect timber and fiber supply from both government and private lands. Availability of harvested timber and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices.
Historically, availability of residual wood fiber for our particleboard operation has been negatively affected by significant mill closures and curtailments that have occurred among solid-wood product manufacturers, and future periods of low demand for solid-wood products could negatively affect availability. In addition, future development of wood cellulose biofuel or other new sources of wood fiber demand could interfere with our ability to source wood fiber or lead to significantly higher costs.
Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.
Our earnings may be negatively affected by the amount of income or expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the present value of our liabilities increase, potentially increasing pension expense and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. At December 31, 2013, the net underfunded status of our defined benefit pension plans was $86.0 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Our operations require substantial capital, and recent significant capital investments have increased fixed costs, which could negatively affect our profitability.
In the past three years, we have completed a number of capital investments, including significantly increasing our outdoor storage acreage and leasing additional warehouse space. In the future, we expect to make further capital investments, primarily related to internal veneer production. These significant capital investments have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not continue to recover and revenues do not improve to offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•	equipment failure, particularly a press at one of our major EWP production facilities;

•	fires, floods, earthquakes, hurricanes, or other catastrophes;

•	unscheduled maintenance outages;

•	utility and transportation infrastructure disruptions;

•	labor difficulties;

•	other operational problems; or

•	ecoterrorism or threats of ecoterrorism.
Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements would be impaired, resulting in lower sales and net income.
Because approximately 41% of our Wood Products sales in 2013, including approximately 75% of our EWP sales, were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our Building Materials Distribution segment may adversely affect our results of operations, cash flows, and financial position.
Adverse housing market conditions may increase the credit risk from our customers.
Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers' financial position. If our customers' financial position becomes impaired, it could impair our ability to fully collect receivables from such customers and negatively affect our operating results, cash flow, and liquidity.
A significant portion of our sales are concentrated with a relatively small number of customers.
For the year ended December 31, 2013, our top ten customers represented approximately 30% of our sales, with one customer accounting for approximately 11% of sales. At December 31, 2013, receivables from such customer accounted for approximately 13% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
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

Enactment of new environmental laws or regulations, including those aimed at addressing greenhouse gas emissions, or changes in existing laws or regulations might require us to make significant expenditures or restrict operations.
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the Environmental Protection Agency (EPA) finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment will be subject to one or more of these regulations and must be in compliance with the applicable rules by early 2016. We are currently undertaking a complete review of the revised rules to assess how they will affect our operations. Even with the revised rules finalized, considerable uncertainty still exists, as there will likely be legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, including the capital and operating costs required to comply. Based upon our current understanding of the regulations, we expect to spend approximately $5 million to $10 million in capital over the next two years to comply with the applicable rules.
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
We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures to the extent we are not indemnified by third parties. For example, in connection with the completion of our acquisition of the forest products assets of OfficeMax in 2004 (the Forest Products Acquisition), OfficeMax, which became a wholly owned subsidiary of Office Depot on November 5, 2013, is generally obligated to indemnify us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. In addition, in connection with the sale of our Paper and Packaging & Newsprint assets in 2008, Boise Inc., which became a wholly owned subsidiary of Packaging Corporation of America (PCA) on October 25, 2013, and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them, and we believe we are entitled to indemnification by them from third-party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third-party claims arising out of any such failure. For additional information on how environmental regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Labor disruptions or increased labor costs could adversely affect our business.
We could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. As of February 16, 2014, we had approximately 5,290 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of February 16, 2014, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.
If our long-lived assets, goodwill, and/or intangible assets become impaired, we may be required to record noncash impairment charges that could have a material impact on our results of operations.
We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Should the markets for our products deteriorate or should we decide to invest capital differently than as expected, or should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the future with respect to the investments we have completed and expect to complete, which could have a material impact on our results of operations.

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
Our revolving credit facility and the indenture governing our senior notes contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. Our revolving credit facility and the indenture governing our senior notes limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional debt;

•	declare or pay dividends, redeem stock, or make other distributions to stockholders;

•	make investments;

•	create liens or use assets as security in other transactions;

•	merge or consolidate, or sell, transfer, lease, or dispose of substantially all of our assets;

•	enter into transactions with affiliates;

•	sell or transfer certain assets; and

•	make prepayments on our senior notes and subordinated indebtedness.
In addition, our revolving credit facility provides that if an event of default occurs or excess availability under our revolving credit facility drops below a threshold amount equal to the greater of 10% of the aggregate commitments under our revolving credit facility or $35 million (and until such time as excess availability for two consecutive fiscal months exceeds that threshold amount and no event of default has occurred and is continuing), we will be required to maintain a monthly minimum fixed coverage charge ratio of 1.0:1.0, determined on a trailing twelve-month basis.
Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
We may be unable to attract and retain key management and other key employees.
Our key managers are important to our success and may be difficult to replace because they have a significant amount of experience in forest products manufacturing and building materials distribution. While our senior management team has considerable experience, certain members of our management team are nearing or have reached normal retirement age. The failure to successfully implement succession plans could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.
Our growth strategy includes pursuing strategic acquisitions. We may be unable to efficiently integrate acquired operations or successfully complete potential acquisitions.

We may not be able to integrate the operations of acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations or realize expected synergies. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. In the future, we may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.

We rely on Boise Inc. for many of our administrative services.

In conjunction with the sale of our Paper and Packaging & Newsprint assets in 2008, we entered into an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. Most of the Boise Inc. staff that provides these services are providing the same services they provided when they were our employees. On October 25, 2013, PCA acquired all of the outstanding common shares of Boise Inc. The Outsourcing Services Agreement remains in place after PCA's acquisition of Boise Inc. and is currently set to expire on February 22, 2016. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. We cannot be assured that the staff providing such services will remain with PCA after the acquisition or that there will not be a disruption in the continuity or level of service provided. If PCA is unwilling or unable to provide services at the same quality levels as those services have been provided in the past or we are unable to develop and implement effective alternatives, if necessary, our business and compliance activities and results of operations could be substantially and negatively affected.

Cyber security risks related to security breaches of company, customer, employee, and vendor information, as well as the technology that manages our operations and other business processes, could adversely affect our business.

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties (including Boise Inc.) may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission (SEC);

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry, and market conditions;

•	strategic actions by us, our customers, or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	material litigation or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	changes in key personnel;

•	sales of common stock by us, our principal stockholder, or members of our management team;
•the granting or exercise of employee stock options;

•	volume of trading in our common stock (which may be impacted by future sales of our common stock); and

•	the impact of the facts described elsewhere in "Item 1A. Risk Factors" of this Form 10-K.
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

The requirements of being a public company have increased certain of our costs and require significant management focus.

We completed our initial public offering in February 2013, and Boise Cascade common stock is listed on the New York Stock Exchange (NYSE). As a public company, our legal, accounting, and other expenses associated with compliance-related and other activities have increased. For example, we created new board committees and appointed an additional independent director to comply with the corporate governance requirements of the NYSE. Costs to obtain director and officer liability insurance contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

Until certain applicable phase-in periods expire, we are exempt from certain corporate governance requirements since we were a "controlled company" within the meaning of the NYSE rules and, as a result, you will not have the protections afforded by these corporate governance requirements.

Until July 30, 2013, when BC Holdings ceased to hold a majority of our common stock, we were considered a "controlled company" for the purposes of the NYSE listing requirements. Under these rules, a company of which more than 50% of the voting power is held by a group is a "controlled company" and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that our board of directors, our Compensation Committee, and our Corporate Governance and Nominating Committee meet the standard of independence established by those corporate governance requirements. We have one year from the date we ceased to be a controlled company to fully comply with all of the NYSE's corporate governance requirements. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE's corporate governance requirements until the applicable phase-in periods expire.

Our significant stockholder, BC Holdings, has the ability to influence corporate activities, and its interests may not coincide with yours.

BC Holdings beneficially owns approximately 19.8% of our outstanding common stock. As a result of its ownership, BC Holdings (and Madison Dearborn as its indirect controlling equityholder) has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies.

Matters over which BC Holdings, directly or indirectly, has the ability to influence decision making include:

•election of directors;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•other acquisitions or dispositions of businesses or assets;

•incurrence of indebtedness and the issuance of equity securities;

•repurchase of stock and payment of dividends; and

•	the issuance of shares to management under the Boise Cascade Company 2013 Incentive Plan (the 2013 Incentive Plan).

In addition, BC Holdings has a contractual right to designate a number of directors proportionate to its stock ownership.

Conflicts of interest may arise because some of our directors are principals of BC Holdings.

Messrs. Mencoff, Norton, and Souleles, who are officers or employees of Madison Dearborn, serve on our board of directors. Madison Dearborn is the ultimate principal equityholder of BC Holdings, a significant stockholder of Boise Cascade Company. Madison Dearborn and entities controlled by it may hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin competing with us. As a result of these relationships, when conflicts between the interests of Madison Dearborn, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director's or officer's relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction, or (3) the transaction is otherwise fair to us. Our certificate of incorporation also provides that any principal, officer, member, manager, and/or employee of Madison Dearborn or any entity that controls, is controlled by, or under common control with Madison Dearborn (other than Forest Products Holdings, L.L.C. (FPH), an entity controlled by an investment fund managed by Madison Dearborn, BC Holdings, us, or any company that is controlled by us), or any investment funds managed by Madison Dearborn will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

We do not currently intend to pay dividends on our common stock.

We historically have not paid dividends on our common stock. In the future, the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual obligations, applicable laws, and other factors that our board of directors may deem relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends. Therefore, you may not receive a return on your investment in our common stock by receiving a payment of dividends.

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

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our board of directors to fill vacancies on our board of directors; and

•	super-majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

In addition, we are a party to a Director Nomination Agreement with BC Holdings that provides BC Holdings the right to designate nominees for election to our board of directors for so long as BC Holdings beneficially owns 10% or more of the total number of shares of our common stock then outstanding. The Director Nomination Agreement also provides that Madison Dearborn Capital Partners IV, L.P., one of Madison Dearborn's investment funds (MDCP IV), may cause BC Holdings to assign such right to MDCP IV or to an MDCP IV affiliate so long as MDCP IV and its affiliates are the beneficial owners of 50% or more of BC Holdings' voting equity interests.

We have elected in our certificate of incorporation not to be subject to Section 203 of the General Corporation Law of the State of Delaware (DGCL), an antitakeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation's voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we are not subject to any antitakeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that Madison Dearborn, its affiliates (including any investment funds managed by Madison Dearborn), and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the "interested stockholder" definition in our certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

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

Upon becoming a public company, we became subject to the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. However, even though we have been required to disclose changes made in our internal controls and procedures on a quarterly basis, this year (fiscal year 2013 Form 10-K) is our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. To comply with the requirements of being a public company, we have undertaken various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal control could divert our management's attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until our fiscal year 2014 Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed, or operating. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404 of the Sarbanes-Oxley Act, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Commission staff.

ITEM 2.    PROPERTIES

Our properties are well-maintained and are suitable for the operations for which they are used. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

The following is a list of our facilities by segment as of February 26, 2014. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 26, 2014:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	9	Louisiana (2), North Carolina, Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	4	Louisiana, Oregon, Idaho, and Canada
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

Building Materials Distribution

We lease and own properties in our Building Materials Distribution business. All of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. The following table summarizes our 32 Building Materials Distribution facilities as of February 26, 2014:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned/Leased	230,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	87,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	68,000
Atlanta, Georgia	Leased	155,000
Boise, Idaho	Owned/Leased	159,000
Idaho Falls, Idaho	Owned/Leased	69,000
Chicago, Illinois	Leased	170,000
Biddeford/Saco, Maine (a)	Leased	48,000
Baltimore, Maryland	Leased	205,000
Westfield, Massachusetts	Leased	134,000
Detroit, Michigan	Leased	108,000
Minneapolis, Minnesota	Leased	184,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	166,000
Delanco, New Jersey	Owned/Leased	345,000
Albuquerque, New Mexico	Leased	68,000
Greensboro, North Carolina	Owned/Leased	88,000
Marion, Ohio	Leased	95,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Houston, Texas	Leased	150,000
Salt Lake City, Utah	Leased	126,000
Spokane, Washington	Owned/Leased	58,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000
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

Market Price of Our Common Stock

Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol BCC on February 6, 2013. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock as reported by the NYSE since February 6, 2013:

	High Sale Price	Low Sale Price
2013
Fourth Quarter	$30.24	$23.05
Third Quarter	$29.50	$22.55
Second Quarter	$33.99	$24.90
First Quarter (beginning February 6, 2013)	$34.54	$25.25

On February 26, 2014, there were 39,365,350 shares of our common stock outstanding, held by two stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company, and the other of which is BC Holdings. On February 26, 2014, the closing price of our common stock was $30.15.

Dividends

Boise Cascade made $228.3 million in aggregate cash distributions to BC Holdings during the year ended December 31, 2012. Boise Cascade did not make any cash distributions to BC Holdings or declare any cash dividends on its common stock during the year ended December 31, 2013. We do not currently plan to pay a regular dividend on our common stock. In the future, the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual obligations, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, or applicable laws and other factors that our board of directors may deem relevant. See "Asset-Based Revolving Credit Facility'' and ''Senior Notes'' under "Debt Structure" under "Liquidity and Capital Resources" in ''Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of the restrictions in our revolving credit facility and the indenture governing our senior notes, respectively, on our ability to pay dividends.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 6, 2013 (the day we first began trading on the NYSE as Boise Cascade Company) with a $100 investment also made on February 6, 2013, in the S&P SmallCap 600 Index and our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., Universal Forest Products, Inc., Builders FirstSource, Inc., and Norbord Inc. The information in the graph and table above is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)	$100 invested in stock or index on February 6, 2013, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
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
Except as set forth above in the immediately preceding paragraph, we did not sell any unregistered securities from January 1, 2011, through December 31, 2013.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 30, 2013, we repurchased 3,864,062 shares of our common stock from BC Holdings for $100.0 million. We did not repurchase any shares of common stock during the three months ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2013 (a)	2012	2011 (b)	2010 (c)	2009 (d)
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$3,273	$2,779	$2,248	$2,241	$1,973
Net income (loss)	$117	$41	$(46)	$(33)	$(98)
Net income (loss) per common share – basic	$2.91	$1.40	$(1.56)	$(1.12)	$(3.32)
Net income (loss) per common share – diluted	$2.91	$1.40	$(1.56)	$(1.12)	$(3.32)
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (e)	$136	$97	$9	$22	$(35)
Cash dividends declared per common share	$—	$—	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$118	$46	$176	$259	$283
Working capital, excluding cash and cash equivalents	$330	$245	$241	$200	$201
Total assets	$1,104	$828	$897	$947	$933
Total long-term debt	$302	$275	$220	$220	$303
_______________________________________

(a)
In 2013, net income includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation. For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2013, total assets includes the acquisition of Wood Resources LLC Southeast Operations for an aggregate purchase price of $103.0 million.

(b)    The following were included in 2011 net loss:

•	$1.7 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho; and

•	$2.0 million of noncash asset write-downs.

(c)	In 2010, net loss includes $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing.

(d)	The following were included in 2009 net loss:

•	$6.0 million gain on the repurchase of $11.9 million of senior subordinated notes; and

•	$8.9 million of expense related to the closure of our lumber manufacturing facility in La Grande, Oregon.

(e)    The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2013	2012	2011	2010	2009
	(millions)
Net income (loss)	$117	$41	$(46)	$(33)	$(98)
Interest expense	20	22	19	21	23
Interest income	—	—	—	(1)	(1)
Income tax provision (benefit)	(39)	—	—	—	1
Depreciation and amortization	38	33	37	35	41
EBITDA	$136	$97	$9	$22	$(35)

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

Overview

Company Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following the initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. In our July 2013 and November 2013 secondary offerings, we registered a combined 18,050,000 shares of common stock sold by BC Holdings. Concurrent with the close of our July 2013 secondary offering, we also repurchased 3,864,062 shares of common stock from BC Holdings (the Repurchase). Following the secondary offerings and the Repurchase, the common stock held by BC Holdings represents 19.8% of our outstanding common stock. BC Holdings is controlled by Forest Products Holdings, L.L.C. (FPH).

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with 51 facilities (consisting of 20 manufacturing facilities and 31 distribution facilities) located throughout the United States and Canada. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. Our Wood Products and Building Materials Distribution segments are vertically-integrated from wood procurement through distribution. During 2013, approximately 41% of our Wood Products segment sales, including approximately 75% of our EWP sales, were to our Building Materials Distribution segment.

Executive Summary

We recorded income from operations of $98.8 million during the year ended December 31, 2013, compared with income from operations of $63.1 million during the same period in the prior year. In our Wood Products segment, income increased by $21.9 million to $77.7 million for the year ended December 31, 2013, from $55.8 million in 2012. In our Building

Materials Distribution segment, income improved $15.9 million to $39.9 million for the year ended December 31, 2013, from $24.0 million for the year ended December 31, 2012. The key components that drove our improved financial performance are discussed in "Our Operating Results" below.

On September 30, 2013, we completed the acquisition of 100% of the outstanding limited liability company interests of both Chester Wood Products LLC and Moncure Plywood LLC (Wood Resources LLC Southeast Operations) for an aggregate purchase price of $103.0 million, including a post-closing adjustment of $1.0 million based upon a working capital target (the Acquisition). These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. In connection with our initial public offering, we received proceeds of $262.5 million, net of underwriting discounts and offering expenses. At December 31, 2013, we had $118.2 million of cash and cash equivalents and $258.3 million of unused committed bank line availability. Cash increased $72.4 million during the year ended December 31, 2013, as cash provided by net proceeds from our initial public offering, the issuance of an additional $50 million in aggregate principal amount of our 6.375% senior notes due November 1, 2020 (Senior Notes), and cash provided by operations was partially offset by a $100.0 million repurchase of common stock from BC Holdings (the Repurchase), the Acquisition, capital spending, and repayment of borrowings under our revolving credit facility. These changes are discussed further in "Liquidity and Capital Resources" below.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of the products we manufacture and distribute; (ii) general economic and industry conditions affecting demand; and (iii) availability and affordability of raw materials, including wood fiber and glues and resins. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on buyers' and sellers' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. As a result, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs, as well as the purchase cost for commodities we distribute. Commodity wood product prices could be volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

              The following table provides changes in the average composite panel (a composite calculation based on index prices for OSB and plywood) and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below:

	Year Ended December 31
	2013 versus 2012	2012 versus 2011	2011 versus 2010
Increase (decrease) in panel prices	11%	32%	(10)%
Increase (decrease) in lumber prices	19%	19%	(4)%

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

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. From 2005 to 2011, total housing starts in the United States declined by more than 70% and remained substantially below average historical levels during 2012 and 2013. The significant drop in new residential construction created challenging conditions for building products manufacturers and distributors, with substantial reductions in manufacturing and distribution capacity occurring since late 2008, as companies adjusted to lower industry demand. We expect manufacturing and distribution capacity to increase as housing demand improves.

As of February 2014, the Blue Chip Economic Indicators consensus forecast for 2014 single- and multi-family housing starts in the U.S. was approximately 1.11 million units, compared with actual housing starts of 0.93 million in 2013 and 0.78 million in 2012, as reported by the U.S. Census Bureau. While still below long-term historical average levels, annual housing starts increased 19% and 28%, respectively, during 2013 and 2012. Many economists expect housing starts to continue to increase. We believe that, over the long term, there is considerable growth potential in the U.S. housing sector.

Unemployment rates in the U.S. improved to 6.7% as of December 31, 2013, from 7.9% as of December 31, 2012. We believe continued employment growth, prospective home buyers' access to financing, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

Demand for new residential construction is also influenced by several other economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, and consumer confidence.

We believe that our product line diversification provides us some protection from declines in new residential construction. Our products are used not only in new residential construction, but also in residential repair-and-remodeling projects. We believe the overall age of the U.S. housing stock, resales of existing homes, increased focus on making homes more energy efficient, rising home prices, and availability of consumer loans at low interest rates will continue to support long-term growth in repair-and-remodeling expenditures and increased demand through home improvement centers and our other customers that service professional contractors.

Availability and Affordability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2013. Timber comprises over 75% of our wood fiber costs, and we satisfy our timber requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public timber auctions. The fiber supply agreements require the timberland owners to sell a specified amount of timber to us at prices generally related to market prices. In 2013, approximately 28% of our timber was supplied pursuant to these agreements. See "Raw Materials and Input Costs" under "Wood Products" in "Item 1. Business" of this Form 10-K for further description of these agreements.

We also bid in auctions conducted by federal, state, and local authorities for the purchase of timber, generally at fixed prices, under contracts with a term of generally one to three years. In 2013, approximately 21% of our timber was supplied under government contracts. The remainder of our log supply in 2013 was supplied through private purchases directly from timber owners or through dealers.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2013 versus 2012	2012 versus 2011	2011 versus 2010
Increase in per-unit log costs	10%	5%	6%

The cost of timber is strongly correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with an increase in product prices driving increases in timber costs. Because wood fiber is a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of timber. We anticipate that wood fiber costs will fluctuate in the future as building material product prices fluctuate. Generally, increases in the cost of timber lag product price increases, as improved manufacturer profitability often leads to increased demand for timber.

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

We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2013. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

We also purchase OSB, which is used as the vertical web to assemble I-joists, from third parties. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2013.

The following table provides average weekly OSB composite prices as reflected by Random Lengths for the years ended December 31, 2013, December 31, 2012, and December 31, 2011:

	Year Ended December 31
	2013	2012	2011
OSB composite prices	$357	$302	$209

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31
	2013	2012	2011
	(millions)
Sales	$3,273.5	$2,779.1	$2,248.1

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,846.6	2,403.4	1,992.7
Depreciation and amortization	38.0	33.4	37.0
Selling and distribution expenses	245.3	235.1	205.0
General and administrative expenses	45.5	43.1	37.2
Other (income) expense, net	(0.7)	0.9	3.2
	3,174.7	2,715.9	2,275.1

Income (loss) from operations	$98.8	$63.1	$(27.0)

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	87.0%	86.5%	88.6%
Depreciation and amortization	1.2	1.2	1.6
Selling and distribution expenses	7.5	8.5	9.1
General and administrative expenses	1.4	1.6	1.7
Other (income) expense, net	—	—	0.1
	97.0%	97.7%	101.2%

Income (loss) from operations	3.0%	2.3%	(1.2)%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31
	2013	2012	2011
	(millions)
U.S. Housing Starts (a)
Single-family	0.62	0.54	0.43
Multi-family	0.31	0.24	0.18
	0.93	0.78	0.61

Segment Sales
Wood Products	$1,134.1	$943.3	$712.5
Building Materials Distribution	2,599.6	2,190.2	1,779.4
Intersegment eliminations	(460.2)	(354.4)	(243.7)
	$3,273.5	$2,779.1	$2,248.1

Wood Products
Sales Volumes
Plywood (sq. ft.) (3/8" basis)	1,473	1,356	1,106
Laminated veneer lumber (LVL) (cubic feet)	11.1	9.1	7.1
I-joists (equivalent lineal feet)	179	145	110
Lumber (board feet)	199	188	153

	(dollars per unit)
Wood Products
Average Net Selling Prices
Plywood (1,000 sq. ft.) (3/8" basis)	$316	$295	$232
Laminated veneer lumber (LVL) (cubic foot)	15.68	14.80	15.51
I-joists (1,000 equivalent lineal feet)	1,000	921	957
Lumber (1,000 board feet)	509	430	421

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	51.3%	49.9%	47.0%
General line	33.0%	36.3%	40.6%
Engineered wood products	15.7%	13.8%	12.4%

Gross margin percentage (b)	10.9%	11.7%	11.7%
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2013 Compared With 2012

Sales

For the year ended December 31, 2013, total sales increased $494.4 million, or 18%, to $3,273.5 million from $2,779.1 million during the year ended December 31, 2012, driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. During 2013, U.S. housing starts increased 19%, with single-family starts up 16%, compared with 2012. Single-family housing starts are the primary driver of our sales and typically result in higher building product utilization per start than multi-family units. Average composite lumber and average composite panel prices for the year ended December 31, 2013, were 19% and 11% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths.

Wood Products.  During the year ended December 31, 2013, sales, including sales to our Building Materials Distribution segment, increased $190.8 million, or 20%, to $1,134.1 million from $943.3 million in 2012. The increase in sales was due primarily to increased EWP volumes and prices, resulting in increases of $63.0 million and $29.5 million, respectively, as well as higher plywood volumes and prices of $34.3 million and $30.8 million, respectively. Lumber sales prices and volumes also contributed $15.7 million and $4.6 million, respectively, to the increase in sales. I-joist and laminated veneer lumber (LVL) sales volumes increased 24% and 22%, respectively, due to higher levels of residential construction activity. In addition, lumber and plywood sales prices increased 18% and 7%, respectively, while I-joist and LVL sales prices improved 9% and 6%, respectively. Plywood sales volumes increased 9%, primarily as a result of the acquisition of two plywood manufacturing facilities on September 30, 2013. In addition, lumber sales volumes increased 6%.

Building Materials Distribution.  During the year ended December 31, 2013, sales increased $409.4 million, or 19%, to $2,599.6 million from $2,190.2 million for the prior year. The increase in sales was driven primarily by improvements in sales volumes and prices of 10% and 8%, respectively. By product line, commodity sales increased 22%, or $240.7 million; sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 35%, or $105.9 million; and general line products sales increased 8%, or $62.8 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $443.2 million, or 18%, to $2,846.6 million for the year ended December 31, 2013, compared with $2,403.4 million during the prior year. The increase primarily reflects higher purchased materials costs as a result of higher sales volumes and product price inflation in our Building Materials Distribution segment, as well as an 80-basis-point increase in materials, labor, and other operating expenses as a percentage of sales (MLO rate), compared with the prior year, in our Building Materials Distribution segment due to commodity products being a larger portion of the Building Materials Distribution segment sales mix and the negative impact of a sharp downward trajectory in commodity prices during second quarter 2013. In addition, higher manufacturing costs, including wood costs, labor, glues and resins, and energy, were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 10%, compared with the same period in 2012. The MLO rate in our Wood Products segment decreased by 20 basis points. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs of 180 basis points due to higher sales, offset partially by increases in wood fiber costs and other manufacturing costs of 100 and 60 basis points, respectively, compared with the prior year.

Depreciation and amortization expenses increased $4.6 million, or 14%, to $38.0 million for the year ended December 31, 2013, compared with $33.4 million during the prior year. The increase was due primarily to the acquisition of two plywood manufacturing facilities on September 30, 2013, and purchases of property and equipment.

Selling and distribution expenses increased $10.2 million, or 4%, to $245.3 million for the year ended December 31, 2013, compared with $235.1 million for the prior year. The increase was due primarily to higher payroll and transportation costs in our Building Materials Distribution segment of $5.9 million and $3.7 million, respectively, due to increased sales volumes and an increase in other variable expenses, offset partially by lower incentive compensation expenses of $1.8 million. The change in transportation costs excludes payroll costs related to shipping and handling, which are included in the change in payroll costs discussed above. While total selling and distribution expenses increased 4%, these costs decreased as a percentage of total sales by 100 basis points, as selling and distribution expenses did not increase at the same rate as sales.

General and administrative expenses increased $2.4 million, or 5%, to $45.5 million for the year ended December 31, 2013, compared with $43.1 million for the prior year. The increase was due primarily to higher professional service, payroll, and travel expenses of $3.0 million, $0.9 million, and $0.6 million, respectively, offset partially by lower incentive compensation expense of $2.5 million. The increase in professional service expenses was due primarily to secondary offering expenses and acquisition-related costs.

Outsourcing Services Agreement. Included in the 2013 and 2012 costs and expenses set forth above are $15.5 million and $15.0 million, respectively, of expenses related to the Outsourcing Services Agreement we have with Boise Inc., which became a wholly owned subsidiary of Packaging Corporation of America (PCA) on October 25, 2013, under which Boise Inc. provides a number of corporate staff services to us. For more information related to the Outsourcing Services Agreement, see Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

For the years ended December 31, 2013 and 2012, other (income) expense, net, was insignificant.

Income (Loss) From Operations

Income from operations increased $35.7 million to $98.8 million for the year ended December 31, 2013, compared with $63.1 million of income for the year ended December 31, 2012. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of manufacturing and distribution expenses, as discussed above.

 Wood Products.  For the year ended December 31, 2013, segment income improved $21.9 million to $77.7 million of income from $55.8 million for the year ended December 31, 2012. The increase in segment income was driven primarily by higher plywood, EWP, and lumber sales prices, as well as higher sales volumes of plywood and EWP. These improvements were offset partially by higher wood fiber costs and an increase in depreciation and amortization expenses, as well as lower margins on inventory purchased for resale in support of customer programs.

Building Materials Distribution.  For the year ended December 31, 2013, segment income increased $15.9 million to $39.9 million from $24.0 million for the year ended December 31, 2012. The improvement in segment income was driven primarily by higher gross margin dollars generated of $25.9 million due to an increase in sales. However, the gross margin percentage declined 80 basis points, compared with the same period in the prior year, due to commodity products being a larger portion of the Building Materials Distribution segment sales mix and the negative impact of a sharp downward trajectory in commodity prices during second quarter 2013. While total selling and distribution expenses increased $10.5 million, these costs decreased as a percentage of segment sales by 110 basis points, as selling and distribution expenses did not increase at the same rate as sales.

Other

Foreign Currency Exchange Gain (Loss). For the year ended December 31, 2013, foreign currency exchange loss was $0.4 million, compared with approximately break-even for the prior year. The 2013 loss was driven primarily by the strengthening of the U.S. dollar, compared with the Canadian dollar.

Interest Expense. Interest expense decreased $1.4 million, or 6%, to $20.4 million for the year ended December 31, 2013, compared with $21.8 million for the prior year. The decrease in interest expense was primarily due to less amortization of deferred financing costs than in the prior year because of the write-off of deferred financing costs associated with our senior subordinated notes that were redeemed in fourth quarter 2012. Although average borrowings increased in 2013, average interest rates on 2013 debt were lower, resulting in an insignificant change in cash interest expense from 2012.

2012 Compared With 2011

Sales

For the year ended December 31, 2012, total sales increased $531.0 million, or 24%, to $2,779.1 million from $2,248.1 million during the year ended December 31, 2011, driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. Average composite panel and average composite lumber prices for the year ended December 31, 2012, were 32% and 19% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 24% for the year, compared with 2011.

Wood Products.  During the year ended December 31, 2012, sales, including sales to our Building Materials Distribution segment, increased $230.8 million, or 32%, to $943.3 million from $712.5 million in 2011. The increase in sales was due primarily to higher plywood prices and volumes of $84.6 million and $58.0 million, respectively, as well as increased EWP volumes of $63.9 million, with the remaining increases due to increased lumber volumes, offset partially by declines in EWP prices. The increase in sales volumes also drove an increase in shipping and handling revenue of $15.3 million. Plywood sales volumes increased 23%, primarily as a result of increased operating rates and market share gains. LVL and I-joist sales volumes increased 28% and 31%, respectively, due to higher levels of residential construction activity, resulting in additional sales to existing customers and sales to new EWP customers. In addition, lumber sales volumes increased 23%. Plywood prices increased 27%, while LVL and I-joist sales prices declined 5% and 4%, respectively.

Building Materials Distribution.  During the year ended December 31, 2012, sales increased $410.8 million, or 23%, to $2,190.2 million from $1,779.4 million for the prior year. The increase in sales was driven primarily by improvements in sales volumes and prices of 13% and 9%, respectively. By product line, commodity sales increased 31%, or $256.6 million; sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 37%, or $81.6 million; and general line products sales increased 10%, or $72.6 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $410.7 million, or 21%, to $2,403.4 million for the year ended December 31, 2012, compared with $1,992.7 million during the prior year. The increase primarily reflects higher purchased materials costs as a result of higher sales volumes and product price inflation in our Building Materials Distribution segment. The MLO rate was flat, compared with the prior year, in our Building Materials Distribution segment. In addition, higher manufacturing costs, including wood costs, labor, glues and resins, and energy, were driven by higher sales volumes of plywood and EWP in our Wood Products segment, as well as higher per-unit log costs, which increased 5%, compared with the same period in 2011. However, the MLO rate in our Wood Products segment decreased by 600 basis points due to higher sales. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs and other manufacturing costs of 340 and 260 basis points, respectively. Wood fiber costs as a percentage of sales were flat, compared with the prior year.

Depreciation and amortization expenses decreased $3.6 million, or 10%, to $33.4 million for the year ended December 31, 2012, compared with $37.0 million during the prior year. The decrease was due primarily to certain property and equipment becoming fully depreciated during 2011.

Selling and distribution expenses increased $30.1 million, or 15%, to $235.1 million for the year ended December 31, 2012, compared with $205.0 million for the prior year. The increase was due primarily to increased compensation and benefit costs of $20.5 million, including performance-based incentive costs, due to our improved operating results, as well as higher transportation costs of $4.1 million in our Building Materials Distribution segment due to increased sales volumes. The change in transportation costs excludes payroll costs related to shipping and handling, which are included in the change in compensation and benefit costs discussed above. While total selling and distribution expenses increased 15%, these costs decreased as a percentage of total sales by 60 basis points, as selling and distribution expenses did not increase at the same rate as sales.

General and administrative expenses increased $5.9 million, or 16%, to $43.1 million for the year ended December 31, 2012, compared with $37.2 million for the prior year. The increase was due primarily to higher performance-based incentive costs as a result of improved operating results.

Outsourcing Services Agreement. Included in the 2012 and 2011 costs and expenses set forth above are $15.0 million and $14.7 million, respectively, of expenses related to the Outsourcing Services Agreement we have with Boise Inc., which became a wholly owned subsidiary of PCA on October 25, 2013, under which Boise Inc. provides a number of corporate staff services to us. For more information related to the Outsourcing Services Agreement, see Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other (income) expense, net, for the year ended December 31, 2012, was $0.9 million of expense. Other (income) expense, net, for the year ended December 31, 2011, was $3.2 million of expense, including $1.3 million related to the closure of a laminated beam manufacturing plant in Emmett, Idaho, and $2.0 million in noncash asset write-downs.

Income (Loss) From Operations

Income from operations increased $90.2 million to $63.1 million for the year ended December 31, 2012, compared with a $27.0 million loss for the year ended December 31, 2011. Our improved financial results were driven primarily by higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of manufacturing and distribution expenses, as discussed above. In addition, during the year ended December 31, 2011, we recorded $3.8 million of charges related to the closure of a manufacturing plant in our Wood Products segment and noncash asset write-downs. These charges are discussed in more detail below.

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

Building Materials Distribution.  For the year ended December 31, 2012, segment income increased $22.0 million to $24.0 million from $2.0 million for the year ended December 31, 2011. The improvement in segment income was driven primarily by a 13% improvement in sales volumes, compared with the prior year. Gross margins were flat year over year. Total selling and distribution expenses increased 13%, but these costs decreased as a percentage of segment sales by 90 basis points, as selling and distribution expenses did not increase at the same rate as sales. In addition, during 2011, we recorded a noncash asset write-down of $1.2 million.

Other

Foreign Currency Exchange Gain (Loss). For the year ended December 31, 2012, foreign currency exchange gain (loss) was approximately break-even, compared with a loss of $0.5 million for the prior year. During 2012, the U.S. dollar was flat, compared with the Canadian dollar.

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

Income Tax Benefit (Provision)

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we became subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in the Consolidated Statement of Operations during the year ended December 31, 2013. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates. For the year ended December 31, 2013, excluding the discrete establishment of net deferred tax assets, we recorded $29.9 million of income tax expense and had an effective tax rate of 38.2%. During the year ended December 31, 2013, the primary reason for the difference from the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Acquisitions

On September 30, 2013, we completed the acquisition of Wood Resources LLC Southeast Operations for an aggregate purchase price of $103.0 million, including a post-closing adjustment of $1.0 million based upon a working capital target (the Acquisition). These operations consist of two plywood manufacturing facilities located in North Carolina and South Carolina. These facilities complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States.

In February 2012, we completed the purchase of a sawmill in Arden, Washington, which improved fiber integration and enhanced the product mix capabilities of our Inland Region lumber operations.

Liquidity and Capital Resources

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of approximately $262.5 million, net of underwriting discounts and offering expenses. We used $25.0 million of the net proceeds to repay borrowings under our revolving credit facility, $78.0 million for the acquisition of two plywood plants in the Carolinas (the aggregate purchase price for such acquisition was $103.0 million and was financed with $78.0 million of cash from the initial public offering and a $25.0 million draw under our revolving credit facility), $100.0 million to repurchase 3,864,062 shares of our common stock from BC Holdings (the Repurchase), and the remainder used for capital spending and working capital.

We ended 2013 with $118.2 million of cash and cash equivalents and $301.6 million of long-term debt. At December 31, 2013, we had $376.6 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We generated $72.4 million of cash during the year ended December 31, 2013, as cash provided by net proceeds from our initial public offering, the issuance of $50.0 million in additional Senior Notes, and cash provided by operations was offset partially by pay-downs of borrowings on our asset-based revolving credit facility, the Acquisition, the Repurchase described above, and capital spending, as further discussed below.

At December 31, 2013, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions in 2014. Compared to the past, we expect that we will fund a larger portion of our intra-month working capital requirements in 2014 from borrowings under our revolving credit facility.

In recent years, our reported pension benefit obligations have fluctuated significantly, primarily due to the interest rate environment in the U.S. and its impact on the discount rate assumptions used to measure the present value of our pension benefit obligations. At December 31, 2013, we used a discount rate assumption of 4.65% to measure the present value of our pension benefit obligations, which resulted in a reported pension benefit obligation of approximately $443.3 million. The fair value of our pension plan assets at December 31, 2013, was approximately $357.3 million, and thus we reported an underfunded status of our defined benefit pension plans of approximately $86.0 million. Given the underfunded status, we expect to have significant pension funding obligations. We expect to make cash contributions of approximately $13 million to our pension plans in 2014.

We intend to fund our future pension obligations with cash on hand, cash generated from operations, and external financing. See "Contractual Obligations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for an estimate of future minimum pension funding obligations. Also see "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a further discussion of the assumptions used to measure the present value of our pension benefit obligations.

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

	Year Ended December 31
	2013	2012	2011
	(thousands)
Net cash provided by (used for) operations	$33,427	$77,608	$(43,601)
Net cash used for investment	(146,680)	(29,434)	(36,617)
Net cash provided by (used for) financing	185,609	(178,650)	(2,548)

Operating Activities

2013 Compared With 2012

In 2013, our operating activities generated $33.4 million of cash, compared with $77.6 million in 2012. Compared with 2012, the $44.2 million decrease in cash provided by operations in 2013 relates primarily to the following:

•
A $61.3 million increase in working capital during 2013, compared with a $9.2 million increase in working capital during 2012. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 18% and 16%, comparing sales for the months of December 2013 and 2012 with sales for the months of December 2012 and 2011, respectively. Inventories increased in 2013 primarily due to an increase in finished goods inventory in our segments and log inventory in our Wood Products segment due to an improvement in demand for our products from higher residential construction activity, as well as cost inflation on key raw materials we consume in the manufacture of wood products. Accounts payable and accrued liabilities increased slightly in 2013, after adjusting for liabilities assumed in the Acquisition. Accounts payable did not increase at the same rate as inventory with a lower proportion of our inventory financed through accounts payable at year-end 2013, compared with 2012. Also, the majority of the employee incentive compensation that was accrued in 2012 was paid out in first quarter 2013.

•
A $22.5 million increase in cash paid for income taxes. As discussed under "Income Tax Benefit (Provision)" above, we converted from a limited liability company to a corporation and elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013, and became subject to federal and state income tax expense.

•	An increase in cash contributions to our pension plans. During 2013, we used $10.7 million of cash to make pension contributions, compared with $8.5 million during 2012.

•
A $21.9 million increase in income in our Wood Products segment and a $15.9 million increase in income in our Building Materials Distribution segment. As discussed under "Operating Results" above, the improvement in results for 2013 was the result of higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of manufacturing and distribution expenses.

2012 Compared With 2011

In 2012, our operating activities generated $77.6 million of cash, compared with $43.6 million of cash used for operating activities in 2011. Compared with 2011, the $121.2 million increase in cash provided by operations in 2012 relates primarily to the following:

•
A $70.9 million increase in income in our Wood Products segment and a $22.0 million increase in income in our Building Materials Distribution segment. As discussed under "Operating Results" above, the improvement in results for 2012 was the result of higher sales volumes and prices for many of the products we manufacture and distribute, as well as leveraging of labor and manufacturing costs.

•
A $9.2 million increase in working capital during 2012, compared with a $35.4 million increase in working capital during 2011. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 16% and 11%, comparing sales for the months of December 2012 and 2011 with sales for the months of December 2011 and 2010, respectively. While inventory turns improved in 2012, compared with 2011, inventories increased in 2012 due primarily to an increase in finished goods inventory in each of our segments due to product line expansions and an improvement in demand for our products from higher residential construction activity and market share gains. Accounts payable and accrued liabilities increased in 2012, driven primarily by higher compensation and benefit-related accrued liabilities, as well as higher accounts payable, driven by higher inventories. We accrued more incentive compensation during the year ended December 31, 2012, compared with 2011, resulting from improved results of operations in 2012. We paid out the majority of accrued incentive compensation in the first quarter of 2013.

•	A decrease in cash contributions to our pension plans. During 2012, we used $8.5 million of cash to make pension contributions, compared with $13.6 million during 2011.

Investment Activities

Net cash used for investing activities was $146.7 million, $29.4 million, and $36.6 million during 2013, 2012, and 2011, respectively.

2013

During the year ended December 31, 2013, we used $103.0 million for the acquisition of Wood Resources LLC Southeast Operations. In addition, we used approximately $45.8 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

Details of 2013 capital investment, including acquisitions, by segment are included in the table below:

	Year Ended December 31, 2013
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Wood Products	$104.7	$2.3	$26.6	$133.6
Building Materials Distribution	4.6	1.5	8.6	14.7
Corporate and Other	—	0.1	0.4	0.5
	$109.3	$3.9	$35.6	$148.8
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2013, we spent approximately $4.8 million on environmental compliance. We expect to spend approximately $7 million in 2014 for this purpose.

Excluding acquisitions, we expect capital expenditures in 2014 to total approximately $50 million to $60 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2014 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. For the year ended December 31, 2013, we received proceeds of $2.2 million from the sale of assets.

2012

During the year ended December 31, 2012, we used approximately $27.4 million of cash for purchases of property and equipment, which included expenditures for the rebuild of veneer dryers, as well as costs related to other replacement projects and ongoing environmental compliance. In addition, we spent $2.4 million for the acquisition of a sawmill in Arden, Washington, which improved fiber integration and enhanced the product mix capabilities in our Inland Region lumber operations.

Details of 2012 capital investment, including acquisitions, by segment are included in the table below:

	Year Ended December 31, 2012
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Wood Products	$2.4	$4.4	$15.9	$22.7
Building Materials Distribution	1.7	0.7	4.7	7.1
Corporate and Other	—	—	—	—
	$4.1	$5.1	$20.6	$29.7
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2012, we spent approximately $1.3 million on environmental compliance.

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

Details of 2011 capital investment, including acquisitions, by segment are included in the table below:

	Year Ended December 31, 2011
	Acquisition/ Expansion	Quality/ Efficiency (a)	Replacement, Environmental, and Other (b)	Total
	(millions)
Wood Products	$5.9	$6.2	$17.2	$29.3
Building Materials Distribution	3.9	0.1	6.0	10.0
Corporate and Other	—	—	—	—
	$9.8	$6.3	$23.2	$39.3
_______________________________________

(a)	Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

(b)	During 2011, we spent approximately $2.4 million on environmental compliance.

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

During 2013, we repaid $105.0 million of borrowings under our revolving credit facility, $25.0 million of which was outstanding at December 31, 2012, $55.0 million of which was borrowed for working capital needs and repaid during the first quarter of 2013, and $25.0 million of which was borrowed for the acquisition of two plywood plants and repaid during the fourth quarter. During third quarter 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes. We also used $2.1 million of cash for financing costs related to the additional $50 million of Senior Notes, the registration of our Senior Notes, and amendments to the asset-based revolving credit facility, as discussed below.

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

During 2011, we used $2.5 million of cash for financing costs related to our revolving credit facility.

Debt Structure

At December 31, 2013 and 2012, our long-term debt was as follows:

	December 31
	2013	2012
	(thousands)
Asset-based revolving credit facility	$—	$25,000
6.375% senior notes	299,990	250,000
Unamortized premium on 6.375% senior notes	1,623	—
Total long-term debt	$301,613	$275,000

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) with Wells Fargo Capital Finance, L.L.C., as agent, and the banks named therein as lenders. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On May 15, 2013, we entered into a third amendment to the credit agreement governing the Revolving Credit Facility, which reduced unused commitment fee rates as described below. We entered into a fourth amendment to our Revolving Credit Facility on July 19, 2013, to permit the repurchase of $100.0 million of our common stock from BC Holdings in the Repurchase. On August 15, 2013, we entered into a fifth amendment to our Revolving Credit Facility that increased the aggregate revolving commitments from $300 million to $350 million, extended the maturity date to July 31, 2018, reduced the spread for calculating the interest rates payable on outstanding borrowings, and provided additional flexibility under certain covenants by reducing the threshold Availability of the revolving commitments required in order to, among other things, make certain restricted payments and investments.

The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at December 31, 2013, was $258.3 million. At December 31, 2013, our aggregate liquidity from cash and cash equivalents and unused borrowing capacity (net of the Availability threshold amount for testing of the FCCR, as applicable) under the Revolving Credit Facility totaled $376.6 million.

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

At December 31, 2013 and 2012, we had no borrowings and $25.0 million, respectively, outstanding under the Revolving Credit Facility and $8.4 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $75.0 million, respectively, during the year ended December 31, 2013.

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

On May 8, 2013 and November 26, 2013, we completed an offer to exchange any and all of our $250 million and $50 million, respectively, outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020 having substantially identical terms to those of the Senior Notes. $250 million and $49,990,000 in aggregate principal amount (or 100% and 99.98%, respectively) of the outstanding Senior Notes were tendered and accepted for exchange upon closing of the related exchange offers and have been registered under the Securities Act.

The Senior Notes are senior unsecured obligations and rank equally with all of the existing and future senior indebtedness of Boise Cascade Company and of the guarantors, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Revolving Credit Facility to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the Senior Notes.

The terms of the indenture governing the Senior Notes, among other things, limit the ability of Boise Cascade Company and certain Boise Cascade Company subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge, or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the Senior Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements) among others: nonpayment of principal or interest; breach of other agreements in the indenture governing the Senior Notes; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against Boise Cascade Company, the guarantors, or certain Boise Cascade Company subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Cash Paid for Interest

For the years ended December 31, 2013, 2012, and 2011, cash payments for interest were $18.4 million, $18.1 million, and $16.7 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2013. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2014	2015-2016	2017-2018	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$—	$300.0	$300.0
Interest (b)	19.1	38.2	38.2	35.4	130.9
Operating leases (c)	12.9	21.7	17.1	28.6	80.3
Purchase obligations
Raw materials and finished goods inventory (d)	115.1	35.9	6.3	—	157.3
Utilities (e)	10.5	—	—	—	10.5
Other	1.1	—	—	—	1.1
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits, including pension funding obligations (f)	17.6	33.0	11.9	39.5	102.0
Other (g)(h)	2.7	3.2	1.8	5.5	13.2
	$179.0	$132.0	$75.3	$409.0	$795.3
_______________________________________

(a)
These borrowings are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity. We have excluded $1.6 million of unamortized premium on the $50.0 million of Senior Notes issued on August 15, 2013, from long-term debt in the above table because unamortized premium does not represent a contractual obligation that will be settled in cash.

(b)
Amounts represent estimated interest payments on the Senior Notes as of December 31, 2013, assuming these notes are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above.

(c)
We enter into operating leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our operating lease obligations would change if we exercised these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 8, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Amounts represent contracts to purchase approximately $157 million of wood fiber, approximately $50 million of which is purchased pursuant to fixed-price contracts and approximately $107 million of which is purchased pursuant to variable-price contracts. The $107 million is estimated using first quarter 2014 pricing, but the actual prices will depend on future market prices. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. These payment obligations were valued either at market prices as of December 31, 2013, or at a fixed price, in each case in accordance with the terms of the related utility contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Amounts consist primarily of our pension obligation and, to a lesser extent, the current portion of employee-related compensation liabilities of $4.8 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes current liabilities of $2.7 million.

(h)
We have excluded $3.1 million and $0.9 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business.

Off-Balance-Sheet Activities

At December 31, 2013 and 2012, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodeling activities, and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the second and third quarters due to the summer building season. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our major costs of production are wood fiber, labor, and glue and resins. Wood fiber costs, glue and resin costs, and diesel fuel prices have been volatile in recent years.

Employees

As of February 16, 2014, we had approximately 5,290 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of February 16, 2014, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2013, 2012, and 2011, we did not use derivative instruments.

Interest Rate Risk

When we have loan amounts outstanding on our Revolving Credit Facility, we are exposed to interest rate risk arising from fluctuations in interest rates. In 2013, 2012, and 2011, we did not use any interest rate swap contracts to manage this risk.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. In 2013, 2012, and 2011, we did not use any foreign currency hedges to manage this risk.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. In 2013, 2012, and 2011, we did not manage commodity price risk with derivative instruments.

Financial Instruments

The table below provides information as of December 31, 2013, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2013 rates, and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31, 2013
	2014- 2016	2017	2018	There- after	Total	Fair Value (b)
	(millions)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$300.0	$300.0	$304.5
Average interest rates	—	—	—	6.4%	6.4%	—
Variable-rate debt payments (a)	$—	$—	$—	$—	$—	$—
Average interest rates	—	—	—	—	—	—
_______________________________________

(a)
These obligations are further explained in "Financing Activities" under "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value based on quoted market prices as of December 31, 2013, for our debt.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure that we will be in full compliance with environmental requirements at all times, and we cannot assure that we will not incur fines and penalties in the future. In 2013, we paid an insignificant amount of environmental fines and penalties across all of our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2013, we spent approximately $4.8 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $7 million in 2014 for this purpose.
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
In connection with the completion of our acquisition of the forest products assets of OfficeMax in 2004 (the Forest Products Acquisition), OfficeMax, which became a wholly owned subsidiary of Office Depot on November 5, 2013, generally indemnifies us for hazardous substance releases and other environmental violations that occurred prior to the Forest Products Acquisition. However, OfficeMax may not have sufficient funds to fully satisfy its indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by OfficeMax. See "OfficeMax and the Forest Products Acquisition" included in "Item 13. Certain Relationships and Related Transactions, and Director Independence" of this Form 10-K.
In connection with the sale of our Paper and Packaging & Newsprint assets in 2008, Boise Inc., which became a wholly owned subsidiary of PCA on October 25, 2013, and its affiliates assumed any and all environmental liabilities arising from our ownership or operation of the assets and businesses sold to them, and we believe we are entitled to indemnification by them from third-party claims in the event they fail to fully discharge any such liabilities on the basis of common law rules of indemnification. However, Boise Inc. may not have sufficient funds to discharge its obligations when required or to indemnify us from third-party claims arising out of any such failure.
Climate Change
Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG), such as CO2, are under consideration in Congress, state legislative bodies, and the Environmental Protection Agency (EPA). In particular, the EPA has promulgated its Tailoring Rule, which directs states having authority to implement the Clean Air Act (which includes all states in which we have significant manufacturing operations) to treat GHG as regulated pollutants under their state implementation plans. The EPA's final rule and its November 2010 implementation guidance do not set specific standards to be utilized in air discharge permits and permits to construct significant new facilities. Generation of this detail has been left to the states. The key states in which our facilities are located (Louisiana, Oregon, and Washington) are currently working through the process of incorporating GHG regulations into their state implementation plans. Most of our manufacturing facilities operate boilers or other process equipment that emit GHG. Such regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts.
A significant portion of our GHG emissions are from biomass-fired boilers, and in July 2011, the EPA issued a final rule that defers, for three years, the applicability of federal New Source Review (NSR) regulations to biogenic CO2 emissions. During the three-year deferral period, the EPA will evaluate whether or not to permanently exempt none, some, or all biogenic CO2 from NSR regulations. In July 2013, the DC Circuit Court vacated this deferral; however, the mandate for that ruling has not been signed. States are not required by this regulation to defer biogenic CO2 emissions from their NSR programs, but so far, states in which we operate have not indicated they will not follow the EPA's deferral. This action leaves considerable uncertainty as to the future regulatory treatment of biomass-generated GHG and the treatment of such GHG in the states in which we operate.
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
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the EPA finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment will be subject to one or more of these regulations and must be in compliance with the applicable rules by early 2016. We are currently undertaking a complete review of the revised rules to assess how they will affect our operations. Even with the revised rules finalized, considerable uncertainty still exists, as there will likely be legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, including the capital and operating costs required to comply. Based upon our current understanding of the regulations, we expect to spend approximately $5 million to $10 million in capital over the next two years to comply with the applicable rules.
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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. In 2013, the investment return on our pension asset portfolio was approximately 17%, as the equity portions of the portfolio experienced strong performance as a result of favorable monetary policies and improved global economic growth. In 2012, the investment return on our pension asset portfolio was approximately 13%, as the equity and fixed-income portions of the portfolio experienced strong performance. The investment returns were above our expected return on plan assets of 6.50% and 6.75%, respectively, for 2013 and 2012. In 2011, weak U.S. equity and negative international equity market performance drove poor overall investment portfolio performance of approximately 1%, below our expected return on plan assets of 7.0% for 2011. The weighted average expected return on plan assets we will use in our calculation of 2014 net periodic benefit cost is 6.50%.

Rate of Compensation Increases. Generally, this assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. However, in connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31, 2009 (see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated

Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K), we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed. For example, we may commit to changes in future labor contracts. In 2013, we made $10.7 million in cash contributions to our pension plans. We expect to contribute approximately $13 million to our pension plans in 2014. For information related to pension contributions, see "Cash Flows" in Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

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

	Year Ending December 31,	Year Ended December 31

	2014	2013	2012
	(millions, except for percentages)
Pension expense	$0.7	$11.0	$12.7
Discount rate	4.65%	3.75%	4.20%
Expected rate of return on plan assets	6.50%	6.50%	6.75%
Rate of compensation increases (a)	—	—	—
_______________________________________

(a)
The compensation increase is zero due to the fact that the salaried and nonqualified benefits were frozen December 31, 2009. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would result in the following effect on 2014 and 2013 pension expense. These sensitivities are specific to 2014 and 2013. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2014 Expense
Discount rate	$0.7	$0.4	$0.9
Expected rate of return on plan assets	0.7	(0.8)	0.8

2013 Expense
Discount rate	$11.0	$(1.3)	$1.3
Expected rate of return on plan assets	11.0	(0.8)	0.8

Income Taxes

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our consolidated balance sheet, the effect of which was recorded as an income tax benefit in the Consolidated Statement of Operations during the year ended December 31, 2013.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods where deferred tax assets and liabilities are expected to be realized or settled.

Deferred tax assets related to investments in foreign subsidiaries were $17.2 million at December 31, 2013, which is fully offset by a valuation allowance as we believe it is more likely than not that we will not be able to meet applicable tax thresholds that govern realization of this deferred tax asset item.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections of future reversals of existing temporary differences, the historical level of taxable income, and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences, except as discussed above. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of December 31, 2013, if we were to not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

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

Should the markets for our products deteriorate or should we decide to invest capital differently or should other cash flow assumptions change, it is possible that we will be required to record noncash impairment charges in the future that could have a material impact on our results of operations. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2013, we had $21.8 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $16.2 million was recorded in our Wood Products segment. At December 31, 2013, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill in each of our reporting units and indefinite-lived intangible assets for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment of goodwill in fourth quarter 2013 using a quantitative approach. Quantitative testing involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit's estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds fair value, we perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable assets and liabilities. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In conducting a quantitative goodwill impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting weighted average cost of capital for a potential market participant (Level 3 measurement). See below for further discussion of our forecasts and discount rates. Based on the results of the first step of the goodwill impairment test, we determined that the fair value of each of our reporting units substantially exceeded their carrying amounts and, therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed. Although we believe the assumptions used in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result and result in impairment charges that could be material to our consolidated financial statements.

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

The following assumptions are key to our estimates of fair value:

Business projections. Projections are based on five-year forecasts that are developed internally by management for use in managing the business and reviewed by the board of directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, and capital expenditures. Our forecasts are driven by consensus estimates of key economic indicators that affect our operating results, most notably new residential and light commercial construction and repair-and-remodeling activity. These economic indicators are then used to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our forecasts also take into consideration recent sales data for existing products, planned timing of capital projects, and anticipated conversion and distribution expenses. Our pricing assumptions are estimated based upon an assessment of industry supply and demand dynamics for our major products.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2013	2012	2011
	(thousands, except per-share data)
Sales	$3,273,496	$2,779,062	$2,248,088

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	2,846,614	2,403,445	1,992,677
Depreciation and amortization	38,038	33,407	37,022
Selling and distribution expenses	245,283	235,055	204,998
General and administrative expenses	45,489	43,122	37,242
Other (income) expense, net	(685)	902	3,195
	3,174,739	2,715,931	2,275,134

Income (loss) from operations	98,757	63,131	(27,046)

Foreign currency exchange gain (loss)	(424)	37	(497)
Interest expense	(20,426)	(21,757)	(18,987)
Interest income	241	392	407
	(20,609)	(21,328)	(19,077)

Income (loss) before income taxes	78,148	41,803	(46,123)
Income tax (provision) benefit	38,788	(307)	(240)
Net income (loss)	$116,936	$41,496	$(46,363)

Weighted average common shares outstanding:
Basic	40,203	29,700	29,700
Diluted	40,226	29,700	29,700

Net income (loss) per common share:
Basic	$2.91	$1.40	$(1.56)
Diluted	$2.91	$1.40	$(1.56)

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
	2013	2012	2011
	(thousands)
Net income (loss)	$116,936	$41,496	$(46,363)
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $37,071, $0, and $0, respectively	60,100	(8,432)	(83,528)
Amortization of actuarial loss, net of tax of $3,510, $0, and $0, respectively	5,692	7,632	2,703
Amortization of prior service costs and other, net of tax of $116, $0, and $0, respectively	188	416	175
Other comprehensive income (loss), net of tax	65,980	(384)	(80,650)
Comprehensive income (loss)	$182,916	$41,112	$(127,013)
See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2013	2012
	(thousands)
ASSETS
Current
Cash and cash equivalents	$118,249	$45,893
Receivables
Trade, less allowances of $2,509 and $2,696	152,240	134,743
Related parties	583	674
Other	7,268	6,204
Inventories	383,359	325,806
Deferred income taxes	18,151	2
Prepaid expenses and other	7,855	5,521
Total current assets	687,705	518,843

Property and equipment, net	360,985	265,924
Timber deposits	6,266	6,221
Deferred financing costs	8,334	7,562
Goodwill	21,823	12,170
Intangible assets, net	10,277	8,900
Deferred income taxes	760	—
Other assets	8,036	8,164
Total assets	$1,104,186	$827,784

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2013	2012
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$139,636	$131,578
Related parties	2,484	1,950
Accrued liabilities
Compensation and benefits	60,527	61,814
Interest payable	3,294	3,188
Other	33,076	29,043
Total current liabilities	239,017	227,573

Debt
Long-term debt	301,613	275,000

Other
Compensation and benefits	96,536	206,668
Other long-term liabilities	14,539	14,336
	111,075	221,004

Redeemable equity	—	6,443

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,229 and 29,700 shares issued	432	297
Treasury stock, 3,864 and 0 shares at cost	(100,000)	—
Additional paid-in capital	496,593	256,927
Accumulated other comprehensive loss	(55,249)	(121,229)
Retained earnings (accumulated deficit)	110,705	(38,231)
Total stockholders' equity	452,481	97,764
Total liabilities and stockholders' equity	$1,104,186	$827,784

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$116,936	$41,496	$(46,363)
Items in net income (loss) not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	39,810	37,211	39,232
Stock-based compensation	2,869	—	—
Pension expense	10,989	12,653	11,368
Deferred income taxes	(59,600)	—	—
Other	(789)	(471)	2,220
Decrease (increase) in working capital, net of acquisitions
Receivables	(11,014)	(17,238)	(15,675)
Inventories	(50,958)	(41,828)	(20,899)
Prepaid expenses and other	(515)	(652)	(72)
Accounts payable and accrued liabilities	1,151	50,513	1,258
Pension contributions	(10,739)	(8,486)	(13,621)
Income taxes payable	(2,016)	133	(20)
Other	(2,697)	4,277	(1,029)
Net cash provided by (used for) operations	33,427	77,608	(43,601)

Cash provided by (used for) investment
Expenditures for property and equipment	(45,751)	(27,386)	(33,537)
Acquisitions of businesses and facilities	(103,029)	(2,355)	(5,782)
Proceeds from sales of assets	2,167	246	3,126
Other	(67)	61	(424)
Net cash used for investment	(146,680)	(29,434)	(36,617)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—	—
Treasury stock purchased	(100,000)	—	—
Issuances of long-term debt	130,000	300,000	—
Payments of long-term debt	(105,010)	(244,560)	—
Distributions to Boise Cascade Holdings, L.L.C.	—	(228,268)	—
Financing costs	(2,061)	(5,822)	(2,548)
Other	192	—	—
Net cash provided by (used for) financing	185,609	(178,650)	(2,548)

Net increase (decrease) in cash and cash equivalents	72,356	(130,476)	(82,766)

Balance at beginning of the period	45,893	176,369	259,135

Balance at end of the period	$118,249	$45,893	$176,369

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2010	29,700	$297	—	$—	$482,355	$(40,195)	$(33,364)	$409,093
Net loss							(46,363)	(46,363)
Other comprehensive loss						(80,650)		(80,650)
Allocation of redeemable equity to stockholder's equity					550			550
Other					(11)			(11)
Balance at December 31, 2011	29,700	$297	—	$—	$482,894	$(120,845)	$(79,727)	$282,619
Net income							41,496	41,496
Other comprehensive loss						(384)		(384)
Distributions to Boise Cascade Holdings, L.L.C.					(228,268)			(228,268)
Allocation of redeemable equity to stockholder's equity					2,306			2,306
Other					(5)			(5)
Balance at December 31, 2012	29,700	$297	—	$—	$256,927	$(121,229)	$(38,231)	$97,764
Net income							116,936	116,936
Other comprehensive income						65,980		65,980
Common stock issued	13,529	135			262,353			262,488
Treasury stock purchased			3,864	(100,000)				(100,000)
Stock-based compensation					2,869			2,869
Reclassification of redeemable equity to stockholders' equity					6,443			6,443
Conversion to a corporation					(32,000)		32,000	—
Other					1			1
Balance at December 31, 2013	43,229	$432	3,864	$(100,000)	$496,593	$(55,249)	$110,705	$452,481

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

We are a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade, L.L.C., and its consolidated subsidiaries prior to our conversion to a Delaware corporation and to Boise Cascade Company and its consolidated subsidiaries on or after such conversion. On February 4, 2013, we converted to a Delaware corporation from a Delaware limited liability company by filing a certificate of conversion in Delaware. The common stock authorized and outstanding, par values, net income per share amounts, and other per-share disclosures for all periods presented have been adjusted to reflect the impact of this conversion. We are one of the largest producers of plywood and engineered wood products (EWP) in North America and a leading U.S. wholesale distributor of building products.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following the initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. In our July 2013 and November 2013 secondary offerings, we registered a combined 18,050,000 shares of common stock sold by BC Holdings. Concurrent with the close of our July 2013 secondary offering, we also repurchased 3,864,062 shares of common stock from BC Holdings (the Repurchase). Following the secondary offerings and the Repurchase, the common stock held by BC Holdings represents 19.8% of our outstanding common stock. BC Holdings is controlled by Forest Products Holdings, L.L.C. (FPH).

We operate our business using three reportable segments: (1) Wood Products, which manufactures plywood, EWP, studs, particleboard, and ponderosa pine lumber, (2) Building Materials Distribution, which is a wholesale distributor of building materials, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 15, Segment Information.

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

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (fob) shipping point. For sales transactions designated fob destination, revenue is recorded when the product is delivered to the customer's delivery site.

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $94.8 million, $89.3 million, and $79.9 million are included primarily in "Selling and distribution expenses" for the years ended December 31, 2013, 2012, and 2011, respectively. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. We present sales taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2013 and 2012, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2013 and 2012, we had $2.5 million and $2.7 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2013, our top ten customers represented approximately 30% of sales. At December 31, 2013 and 2012, receivables from a single customer accounted for approximately 13% and 14%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions (Level 3). See Note 9, Retirement and Benefit Plans, for the fair value measurements of our defined benefit plans' assets.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of December 31, 2013 and 2012, we held $85.8 million and $10.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2013, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $304.5 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 measurement).

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. During the years ended December 31, 2013 and 2012, we had no derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2013 and 2012, we had $4.7 million and $4.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At December 31, 2013 and 2012, we had $24.2 million and $19.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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
Leases
We assess lease classification as either capital or operating at lease inception or upon modification. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options generally ranging from one to ten years, with fixed payment terms similar to those in the original lease agreements. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising.
Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost, which approximates the FIFO method. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the timber.

Inventories include the following (work in process is not material):

	December 31, 2013	December 31, 2012
	(thousands)
Finished goods and work in process	$292,218	$267,115
Logs	65,423	37,273
Other raw materials and supplies	25,718	21,418
	$383,359	$325,806

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2013, 2012, and 2011, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2013	December 31, 2012	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$37,345	$35,662
Buildings	91,594	88,129	20	-	40
Improvements	41,372	34,526	10	-	15
Office equipment and vehicles	80,340	70,456	3	-	7
Machinery and equipment	380,456	274,485	7	-	12
Construction in progress	10,063	11,176
	641,170	514,434
Less accumulated depreciation	(280,185)	(248,510)
	$360,985	$265,924

During 2013, we acquired $85.0 million of property and equipment through the acquisition of two plywood manufacturing facilities. For more information, see Note 5, Acquisitions.

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

During fiscal 2011, long-lived assets with a net carrying amount of $2.5 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $2.0 million, which was recorded in "Other (income) expense, net" in our Consolidated Statement of Operations. These impairment charges were measured at fair value using Level 3 inputs, including discounted cash flows and appraisals.

Goodwill and Intangible Assets

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

In conducting our goodwill impairment analysis, we utilize the discounted cash flow approach that estimates the projected future cash flows to be generated by our reporting units, discounted to present value using a discount rate reflecting weighted average cost of capital for a potential market participant (Level 3 measurement). We completed our annual assessment of goodwill in fourth quarter 2013 and determined there was no impairment.

For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method (Level 3 measurement). This method assumes that, through ownership of trademarks and trade names, we avoid royalty expenses associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of the related net sales, is used to estimate the value of the intangible assets. Based on the impairment tests of our intangible assets with indefinite lives performed in fourth quarter 2013, we determined that the fair value of our intangible assets exceeds their carrying value.

See Note 6, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2013 and 2012, we had $0.4 million and $0.3 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2013, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Pension Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We review and update these assumptions annually unless a plan curtailment or other event occurs requiring that we update the estimates on an interim basis. See Note 9, Retirement and Benefit Plans, for additional information related to our pension plan. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

Long-Term Incentive Cash Plan

In 2012 and 2011, key managers participated in a long-term incentive plan (LTIP) that pays awards in cash. The LTIP provided an annual award notice to participants granting them the opportunity to earn a cash award that was based on a target percentage of the participant's base salary and the company's achievement against corporate goals, both of which were set annually. Under the LTIP, the award, if any, is paid in three equal installments due no later than March 15 of the three years following the year the award was granted with continued employment as a precondition for receipt of each award installment. We recognize compensation expense based on the probability of the performance goals being met over the vesting period. We recognized $6.7 million and $2.4 million of LTIP expense in 2012 and 2011, respectively.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $3.7 million of deferred software costs at both December 31, 2013 and 2012. For the years ended December 31, 2013, 2012, and 2011, amortization of deferred software costs was $1.3 million, $1.2 million, and $1.0 million, respectively.

Labor Concentration and Unions

As of December 31, 2013, we had approximately 5,270 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of December 31, 2013, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2013 and 2012, self-insurance related liabilities of $7.9 million and $7.2 million were classified within "Accrued liabilities," and $10.1 million and $10.0 million were classified within "Other long-term liabilities" on our Consolidated Balance Sheets, respectively.

New and Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets.  The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The provisions of this guidance are not expected to have a material effect on our financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. We adopted the provisions of this guidance January 1, 2013, and it had no effect on our financial position and results of operations. For additional information, see Note 11, Stockholders' Equity.

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

Revision to Prior Period Financial Statements

In fourth quarter 2013, we revised our consolidated balance sheets and statements of cash flows from prior periods to appropriately reflect outstanding checks as an offset to cash and cash equivalents when funds are on deposit with the associated financial institution sufficient to fund outstanding checks. The revisions, which were not material, had no impact on the reported amounts of sales, net income, net income per share, or stockholders’ equity. We intend to make the applicable adjustments through subsequent periodic filings. The effect of recording this immaterial change on the consolidated balance sheet as of December 31, 2012, and for the fiscal 2013 quarterly periods to be reported in subsequent periodic filings is as follows:

	December 31, 2012		March 31, 2013		June 30, 2013		September 30, 2013
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	(thousands)
Cash and cash equivalents	$54,507	$45,893	$233,547	$221,232	$232,667	$223,881	$157,019	$144,216
Total current assets	$527,457	$518,843	$857,862	$845,547	$845,385	$836,599	$769,568	$756,765
Total assets	$836,398	$827,784	$1,209,797	$1,197,482	$1,194,615	$1,185,829	$1,217,959	$1,205,156
Accounts payable	$142,142	$133,528	$218,480	$206,165	$197,163	$188,377	$193,772	$180,969
Total current liabilities	$236,187	$227,573	$301,111	$288,796	$272,822	$264,036	$301,815	$289,012
Total liabilities and stockholders' equity	$836,398	$827,784	$1,209,797	$1,197,482	$1,194,615	$1,185,829	$1,217,959	$1,205,156

The effect of recording this immaterial change on the consolidated statements of cash flows for the years ended December 31, 2012 and 2011, and for the year-to-date periods to be reported in subsequent periodic filings is as follows:

	Year Ended December 31		Year-to-Date Period Ended
	2012	2011	March 31, 2013	June 30, 2013	September 30, 2013
	(thousands)
Net cash provided by (used for) operations—as previously reported	$80,136	$(42,981)	$(53,742)	$(45,823)	$22,077
Net cash provided by (used for) operations—as revised	$77,608	$(43,601)	$(57,443)	$(45,995)	$17,888

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with the current year's presentation, none of which were considered material.

3.    Income Taxes

Income Tax Provision

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. As a limited liability company, we were treated as a disregarded entity for federal income tax purposes and, as such, were included in the income tax return for BC Holdings. Our income tax provision generally consisted of income taxes payable to state jurisdictions that do not allow for the income tax liability to be passed through to our former sole member as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. For the years ended December 31, 2012, and 2011, income tax expense was $0.3 million, and $0.2 million, respectively.

As a corporation, we are subject to typical corporate U.S. federal, state, and foreign income tax rates. Boise Cascade Company will file tax returns as a corporation for the year ended December 31, 2013.

A reconciliation of the statutory U.S. federal tax provision and the reported tax provision is as follows (dollars in thousands):

Year Ended December 31, 2013

Income before income taxes	$78,148
Statutory U.S. income tax rate	35.0%

Statutory tax provision	$27,352
State taxes	2,545
Other	(19)
Total	$29,878

Effective income tax rate excluding discrete item	38.2%

Recognition of beginning deferred tax balances	$(68,666)

Income tax benefit with discrete item	$(38,788)

Effective income tax rate with discrete item	(49.6)%

The income tax provision (benefit) shown in the Consolidated Statements of Operations includes the following (dollars in thousands):

Year Ended December 31, 2013

Current income tax provision (benefit)
Federal	$17,618
State	3,172
Foreign	22
Total current	20,812

Deferred income tax provision (benefit)
Federal	(54,611)
State	(4,989)
Foreign	—
Total deferred	(59,600)
Income tax provision (benefit)	$(38,788)

During the years ended December 31, 2013, 2012, and 2011, cash paid for taxes, net of refunds received, was $22.7 million, $0.2 million, and $0.3 million, respectively.

For tax purposes, our conversion from a limited liability company to a corporation was deemed a nontaxable transfer of Boise Cascade, L.L.C., assets and liabilities to Boise Cascade Company. As a result of our conversion to a corporation, we recorded net deferred tax assets of $68.7 million, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2013, and as of our conversion are as follows (dollars in thousands):

	December 31, 2013	February 4, 2013
Deferred tax assets
Employee benefits (a)	$55,331	$87,783
Deferred financing costs	540	279
Intangible assets and other	386	632
Inventories	4,657	3,124
Canadian net operating loss carryforward (b)	17,180	15,488
Capital loss carryforward (b)	—	6,104
Accrued sales credits	—	5,372
Other	3,803	3,535
Gross deferred tax assets	81,897	122,317
Valuation allowance (b)	(17,180)	(21,592)
Net deferred tax assets	$64,717	$100,725

Deferred tax liabilities
Property and equipment	$40,976	$27,388
Intangible assets and other	3,968	3,883
Other	862	788
Deferred tax liabilities	$45,806	$32,059

As reported on our Consolidated Balance Sheets
Current deferred tax assets, net	$18,151	$12,750
Noncurrent deferred tax assets, net	760	55,916
Total deferred tax assets, net	$18,911	$68,666
___________________________________

(a)	As of December 31, 2013, the decrease relates to the tax effect of changes in recorded pension liabilities. See Note 9, Retirement and Benefit Plans, for more information.

(b)
Boise Cascade Wood Products Holdings Corp., a wholly owned, fully consolidated operating entity, has an investment in foreign subsidiaries. At December 31, 2013, and upon conversion on February 4, 2013, the foreign subsidiaries had $17.2 million and $15.5 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance. In addition, upon conversion, Boise Cascade Wood Products Holdings Corp. had $6.1 million of deferred tax assets related to the capital loss carryforward from the sale of our subsidiaries in Brazil and the United Kingdom. The capital loss carryforward was fully offset by a valuation allowance, because it was more likely than not that we would not be able to utilize the capital loss carryforward before it expired in 2013.

Pretax income (loss) from domestic and foreign sources is as follows (dollars in thousands):

December 31, 2013
Domestic	$82,529
Foreign	(4,381)
Income before income taxes	$78,148

In September 2013, the Internal Revenue Service and Treasury Department released final 263(a) regulations regarding the deduction and capitalization of expenditures related to tangible property. In general, the final regulations apply to taxable years beginning on or after January 1, 2014. We do not anticipate that these new regulations will materially affect our income tax provision.

Income Tax Uncertainties

Boise Cascade, and/or one of its subsidiaries, files federal income tax returns in the U.S. and Canada and various state income tax returns. The significant jurisdictions are California, Idaho, Oregon, and Texas. In the normal course of business, we are subject to examination by taxing authorities from 2010 to present.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We had no unrecognized tax benefits recorded as of December 31, 2013, 2012, and 2011.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2013, 2012, and 2011, we recognized an insignificant amount of interest and penalties related to taxes.

4.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For more information about common share activity during the period, see Note 11, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, restricted stock units (RSUs), and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year Ended December 31
	2013	2012	2011
	(thousands, except per-share data)
Net income (loss)	$116,936	$41,496	$(46,363)
Weighted average common shares outstanding during the period (for basic calculation)	40,203	29,700	29,700
Dilutive effect of other potential common shares	23	—	—
Weighted average common shares and potential common shares (for diluted calculation)	40,226	29,700	29,700

Net income (loss) per common share - Basic	$2.91	$1.40	$(1.56)
Net income (loss) per common share - Diluted	$2.91	$1.40	$(1.56)

The computation of the dilutive effect of other potential common shares excluded options representing 0.1 million shares of common stock in the year ended December 31, 2013, and no shares of common stock in the years ended December 31, 2012 and 2011. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisitions

On September 30, 2013, our wholly owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the outstanding limited liability company interests of both Chester Wood Products LLC and Moncure Plywood LLC (Wood Resources LLC Southeast Operations) for an aggregate purchase price of $103.0 million, including a post-closing adjustment of $1.0 million based upon a working capital target (the Acquisition). Of the purchase price, $5.1 million was placed into escrow at closing to satisfy any claims for indemnification, 50% of which is eligible to be released after one year, with the balance released after two years (assuming no pending claims). We financed the Acquisition with $78.0 million of cash on hand and a $25.0 million draw under our revolving credit facility. We also incurred acquisition-related costs of $1.1 million, which are recorded in "General and administrative expenses" in our Consolidated Statements of Operations.

These facilities complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States. Sales, including sales to our Building Materials Distribution segment, and income from operations from these businesses of $34.6 million and $2.3 million, respectively, were reported as part of the Wood Products segment for fourth quarter 2013.

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The primary qualitative factor that contributed to the recognition of goodwill relates to obtaining future customers. All of the goodwill was assigned to the Wood Products segment and is deductible for U.S. income tax purposes.

The following table summarizes the final allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the date of the Acquisition (dollars in thousands):

Acquisition Date Fair Value

Accounts receivable	$7,752
Inventories	6,594
Prepaid expenses and other	22
Property and equipment	84,988
Timber deposits	164
Intangible assets:
Customer relationships	1,400
Goodwill	9,653
Assets acquired	110,573

Accounts payable and accrued liabilities	7,530
Other long-term liabilities	14
Liabilities assumed	7,544

Net assets acquired	$103,029

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if the Wood Resources LLC Southeast Operations had been combined with us on January 1, 2012. The pro forma financial information also gives effect to the issuance of $50.0 million in aggregate principal amount of our 6.375% senior notes due November 1, 2020 (Senior Notes) on August 15, 2013, and the $25.0 million borrowed under our revolving credit facility to partially finance the Acquisition, as if such transactions had occurred on January 1, 2012. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transactions in fact occurred on January 1, 2012. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

	Pro Forma
	Year Ended December 31
	2013	2012
	(unaudited, thousands, except per-share data)
Sales	$3,380,195	$2,905,380
Net income (a)(b)	$124,709	$44,656
Net income per common share - Basic and Diluted	$3.10	$1.50
___________________________________

(a)
The pro forma financial information for the year ended December 31, 2013, was adjusted to exclude $1.1 million of acquisition-related costs for legal, accounting, and other advisory-related services and $1.2 million of secondary offering expenses.

(b)
The year ended December 31, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation in connection with our initial public offering.

On October 1, 2013, we entered into a supplemental indenture to add Chester Wood Products LLC and Moncure Plywood LLC as guarantors of the Senior Notes and our revolving credit facility. For additional information, see Note 18, Consolidating Guarantor and Nonguarantor Financial Information.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2012	$5,593	$6,577	$—	$12,170
Additions (a)	—	9,653	—	9,653
Balance at December 31, 2013	$5,593	$16,230	$—	$21,823
___________________________________

(a)    Represents the acquisition of Wood Resources LLC Southeast Operations. For additional information, see Note 5, Acquisitions.

At December 31, 2013, intangible assets represent the values assigned to trade names and trademarks and customer relationships. At December 31, 2012, intangible assets represent the values assigned to trade names and trademarks. The trade names and trademarks have indefinite lives and are not amortized. The customer relationships, which were acquired through the acquisition of Wood Resources LLC Southeast Operations on September 30, 2013, are amortized over 15 years. Amortization expense is expected to be approximately $0.1 million per year for the next 15 years.

Intangible assets consisted of the following:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(23)	1,377
	$10,300	$(23)	$10,277

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	—	—	—
	$8,900	$—	$8,900

7.	Debt

Long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
	(thousands)
Asset-based revolving credit facility	$—	$25,000
6.375% senior notes	299,990	250,000
Unamortized premium on 6.375% senior notes	1,623	—
Long-term debt	$301,613	$275,000

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

Interest rates under the Revolving Credit Facility are based, at the company's election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at December 31, 2013, was $258.3 million.

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

At December 31, 2013 and 2012, we had no borrowings and $25.0 million, respectively, outstanding under the Revolving Credit Facility and $8.4 million and $10.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The minimum and maximum borrowings under the Revolving Credit Facility were zero and $75.0 million, respectively, during the year ended December 31, 2013.

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

On May 8, 2013 and November 26, 2013, we completed an offer to exchange any and all of our $250 million and $50 million, respectively, outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020 having substantially identical terms to those of the Senior Notes. $250 million and $49,990,000 in aggregate principal amount (or 100% and 99.98%, respectively) of the outstanding Senior Notes were tendered and accepted for exchange upon closing of the related exchange offers and have been registered under the Securities Act.

The Senior Notes are senior unsecured obligations and rank equally with all of the existing and future senior indebtedness of Boise Cascade Company and of the guarantors, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Revolving Credit Facility to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the Senior Notes.

The terms of the indenture governing the Senior Notes, among other things, limit the ability of Boise Cascade Company and certain Boise Cascade Company subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge, or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the Senior Notes provides for customary events of default, which include (subject in certain cases to customary grace and cure periods and notification requirements) among others: nonpayment of principal or interest; breach of other agreements in the indenture governing the Senior Notes; defaults in failure to pay certain other indebtedness; the rendering of judgments to pay certain amounts of money against the Co-issuers, the guarantors, or certain Boise Cascade subsidiaries; the failure of certain guarantees to be enforceable; and certain events of bankruptcy or insolvency.

Cash Paid for Interest

For the years ended December 31, 2013, 2012, and 2011, cash payments for interest were $18.4 million, $18.1 million, and $16.7 million, respectively.

8.    Leases

Rental expense for operating leases was $15.1 million, $14.3 million, and $14.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Sublease rental income was not material in any of the periods presented.

As of December 31, 2013, our minimum lease payment requirements for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):

2014	$12,940
2015	12,018
2016	9,631
2017	8,967
2018	8,181
Thereafter	28,565
Total	$80,302

These future minimum lease payment requirements have not been reduced by sublease income due in the future under noncancelable subleases. Minimum sublease income expected to be received in the future is not material.

9.                               Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan.

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. As of December 31, 2013, we have one qualified defined benefit pension plan, which includes the merging of a salaried plan and two plans for hourly employees to simplify administration of the plans. The following summarizes recent activity of each individual plan:

•	Our defined benefit plan for salaried employees was frozen so that no future benefits have accrued since December 31, 2009.

•
In September 2012 and December 2013, we amended Plan A, one of our defined benefit pension plans. The amendments affected certain union hourly employees of Plan A by closing participation and freezing future benefits to those groups after December 31, 2012 and February 1, 2014. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service determined as of December 31, 2012 and February 1, 2014). In connection with these amendments, we recognized $0.2 million and $0.3 million, respectively, of noncash curtailment losses during the years ended December 31, 2013 and 2012. As a result, only certain hourly employees in Plan A continue to accrue benefits after the effective dates of these amendments.

•
On November 9, 2011, we amended our defined benefit pension plan for hourly employees of Plan B to freeze Plan B so that no future benefits accrue after December 31, 2011. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service for Plan B participants determined as of December 31, 2011). In connection with this amendment, we recognized a $0.1 million noncash curtailment loss during the year ended December 31, 2011.

We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we will contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2013 and 2012, company performance resulted in additional contributions in the range of 1% to 2% and 3% to 5%, respectively. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2013, 2012, and 2011, were $13.2 million, $14.3 million, and $7.7 million, respectively.

Defined Contributory Trust

We participate in a multiemployer defined contributory trust plan for certain union hourly employees. As of December 31, 2013, approximately 647 of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $0.45 per hour per active employee during 2013. Company contributions to the multiemployer defined contributory trust plan for the year ended December 31, 2013, were $0.6 million. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

Deferred Compensation Plan

We sponsor a deferred compensation plan. No compensation deferrals were allowed to be made under the plan from 2009 until our conversion from a limited liability company to a corporation in 2013, as deferrals to the plan were prohibited because Boise Cascade, L.L.C., was a disqualified entity under Internal Revenue Code Section 457A. Deferrals, company match, and interest on contributions made to the plan on or before December 31, 2008, were not affected by 457A. In July 2013, the deferred compensation plan was amended to effect certain administrative updates, and employee deferrals to the deferred compensation plan began again on January 1, 2014.

Under the plan, participating employees irrevocably elect each year to defer receipt of a portion of their base salary and incentive compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets.

We recognized $0.6 million of interest expense related to the plan for each of the years ended December 31, 2013 and 2012, and $0.7 million for the year ended December 31, 2011. At both December 31, 2013 and 2012, we had $10.9 million of liabilities related to the plan, of which $1.8 million and $1.1 million, respectively, were recorded in "Accrued liabilities, Compensation and benefits" and $9.1 million and $9.8 million, respectively, were recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2013, approximately 625 of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.50 per hour per active employee through June 1, 2012. Since June 1, 2012, we are required to contribute $5.00 per hour per active employee. Company contributions to the multiemployer health and welfare plan for the years ended December 31, 2013, 2012, and 2011, were $6.9 million, $6.7 million, and $6.9 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

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

	December 31
	2013	2012
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$504,684	$470,104
Service cost	2,686	4,762
Interest cost	18,626	19,234
Actuarial (gain) loss	(62,643)	26,686
Benefits paid	(20,040)	(16,102)
Benefit obligation at end of year	443,313	504,684

Change in plan assets
Fair value of plan assets at beginning of year	312,224	282,195
Actual return on plan assets	54,357	37,645
Employer contributions	10,739	8,486
Benefits paid	(20,040)	(16,102)
Fair value of plan assets at end of year	357,280	312,224

Underfunded status	$(86,033)	$(192,460)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(679)	$(1,271)
Noncurrent liabilities	(85,354)	(191,189)
Net liability	$(86,033)	$(192,460)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$14,552	$120,925
Prior service cost	—	304
Net loss recognized	$14,552	$121,229

The accumulated benefit obligation for all defined benefit pension plans was $443.3 million and $504.7 million at December 31, 2013 and 2012, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2013	2012	2011
	(thousands)
Service cost	$2,686	$4,762	$5,112
Interest cost	18,626	19,234	20,484
Expected return on plan assets	(19,829)	(19,390)	(17,910)
Amortization of actuarial loss	9,202	7,632	2,703
Amortization of prior service costs and other	90	165	175
Plan settlement/curtailment expense	214	250	804
Net periodic benefit cost	10,989	12,653	11,368
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	(97,171)	8,432	83,528
Amortization of actuarial loss	(9,202)	(7,632)	(2,703)
Amortization of prior service costs and other	(304)	(416)	(175)
Total recognized in other comprehensive (income) loss	(106,677)	384	80,650
Total recognized in net periodic cost and other comprehensive (income) loss	$(95,688)	$13,037	$92,018

In 2014, we estimate net periodic pension expense will be approximately $0.7 million. We expect to amortize an insignificant amount of unrecognized net actuarial loss during 2014.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2013	2012
Weighted average assumptions
Discount rate	4.65%	3.75%
Rate of compensation increases (a)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2013	2012	2011
Weighted average assumptions
Discount rate	3.75%	4.20%	5.35%
Expected long-term rate of return on plan assets	6.50%	6.75%	7.00%
Rate of compensation increases (a)	—%	—%	—%
_______________________________________

(a)
In connection with amending the salaried and nonqualified plans on March 18, 2009, to freeze pension benefits effective December 31, 2009, we changed the assumption for the rate of compensation increase to zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2014 net periodic benefit cost is 6.50%.

Investment Policies and Strategies

At December 31, 2013, 64% of our pension plan assets were invested in equity securities, 27% in fixed-income securities, 4% in a hedge fund, and 5% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2013, our investment policy governing our relationship with Russell allocated 34% to large-capitalization U.S. equity securities, 6% to small- and mid-capitalization U.S. equity securities, 24% to international equity securities, 28% to fixed-income securities, 4% to a hedge fund, and 4% to real estate. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2013 and 2012:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$124,130	$—	$124,130
Small- and mid-cap U.S. equity securities (c)	—	20,344	—	20,344
International equity securities (d)	—	84,199	—	84,199
Fixed-income securities (e)	—	96,324	—	96,324
Hedge fund (f)	—	15,205	—	15,205
Real estate (g)	—	—	16,055	16,055
Total investments at fair value	$—	$340,202	$16,055	356,257
Receivables and accrued expenses, net				1,023
Fair value of plan assets				$357,280

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$107,902	$—	$107,902
Small- and mid-cap U.S. equity securities (c)	—	17,757	—	17,757
International equity securities (d)	—	66,075	—	66,075
Fixed-income securities (e)	—	91,836	—	91,836
Hedge fund (f)	—	13,424	—	13,424
Real estate (g)	—	—	14,310	14,310
Total investments at fair value	$—	$296,994	$14,310	311,304
Receivables and accrued expenses, net				920
Fair value of plan assets				$312,224
_______________________________________

(a)
Equity and fixed-income securities represent common collective trusts managed by Russell Trust Company. The funds are valued at the net asset value (NAV) provided by Russell Trust Company, the administrator of the funds. The NAV is a practical expedient for fair value and is based on the value of the assets owned by the fund, less liabilities at year-end. While the underlying assets are actively traded on an exchange, the funds are not. We have the ability to redeem these equity and fixed-income securities with a one-day notice.

(b)
Invested in the Russell Equity I Fund at December 31, 2013 and 2012. The fund seeks returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market. In addition, at December 31, 2013, our investments in this category included the Russell 1000 Index Fund, which seeks to track the investment results of an index composed of large- and mid-capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2013 and 2012, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at December 31, 2013 and 2012, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries. At December 31, 2013, investments in emerging markets represent approximately 20% of our international portfolio.

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

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the years ended December 31, 2013 and 2012:

	December 31
	2013	2012
	(thousands)
Balance, beginning of year	$14,310	$13,000
Unrealized gain	1,745	1,310
Balance, end of year	$16,055	$14,310
Cash Flows
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

We are leasing back the contributed properties for an initial term of ten years with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly, with first-year annual rents of $1.1 million and 2% annual escalation rates thereafter. Each lease provides us a right of first refusal on any subsequent sale by the pension plans, as well as repurchase options at the end of the initial term and extension periods. The plans engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plans.

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

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2013, 2012, and 2011, we made cash contributions to our pension plans totaling $10.7 million, $8.5 million, and $13.6 million, respectively. Cash contributions in 2013 and 2012 include $1.0 million and $0.4 million, respectively, of lease payments. The total cash and real property contributions satisfied U.S. Department of Labor minimum pension contribution requirements for 2013. We expect to make cash contributions of approximately $13 million to our pension plans in 2014.

The following benefit payments are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company.

Pension Benefits
(thousands)
2014	$18,463
2015	21,560
2016	21,619
2017	23,104
2018	24,461
Years 2019-2023	136,881

10.    Stock-Based Compensation

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

Shares issued pursuant to awards under the 2013 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2013 Incentive Plan is 3.1 million shares. We issue new shares of common stock upon exercise of stock options and vesting of stock-based awards. As of December 31, 2013, 2.8 million shares remained available for future issuance under the 2013 Incentive Plan.

In February 2013, we granted three types of stock-based awards under the 2013 Incentive Plan: stock options, performance stock units (PSUs), and restricted stock units (RSUs).

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees, subject to service conditions. The stock options generally vest and become exercisable on a pro rata basis over a three-year period from the date of grant. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. No options were vested and exercisable at December 31, 2013. The following is a summary of our stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2012	—	$—
Granted	161,257	27.19
Outstanding, December 31, 2013	161,257	$27.19	9.2	$369
Vested and expected to vest, December 31, 2013	132,484	$27.19	9.2	$303
Exercisable, December 31, 2013	—	$—	—	$—

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended December 31, 2013
Expected volatility	60.9%
Expected life (in years)	6.0
Risk-free interest rate	1.0%
Expected dividends	—
Weighted average fair value per option granted	$14.87

The expected volatility of our stock price is based on the volatility of related industry stocks. As these 2013 grants were our first issuances of stock options and our equity shares have been traded for a short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate the expected life. Therefore, we used the simplified method allowed by the Securities and Exchange Commission. The risk-free interest rate is based on the yields of U.S. Treasury issues with terms similar to the expected life of the options.

PSU and RSU Awards

In February 2013, we granted 90,124 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2013 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest. The PSUs, if earned, will vest in three equal tranches on December 31, 2013, 2014, and 2015, subject to final determination of 2013 EBITDA by the Compensation Committee of our board of directors.

In February 2013, we granted an aggregate of 14,161 RSUs to our nonemployee directors with only service conditions. The RSUs vest over a one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the year ended December 31, 2013:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2012	—	$—
Granted	104,285	26.65
Unvested, December 31, 2013	104,285	$26.65

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

Year Ended December 31, 2013
(thousands)
Stock options	$663
PSUs and RSUs	2,206
Total	$2,869

The related tax benefit for the year ended December 31, 2013, was $1.1 million. As of December 31, 2013, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $2.1 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.0 years.

11.    Stockholders' Equity

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of $262.5 million, after deducting underwriting discounts and commissions of $19.2 million and offering expenses of $2.5 million. On July 30, 2013, we repurchased 3,864,062 shares of common stock from BC Holdings for $100.0 million, which shares are recorded as "Treasury stock" on our Consolidated Balance Sheet. The Repurchase was funded with cash on hand.

Upon our conversion from a limited liability company to a corporation, our certificate of incorporation authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2013 and 2012. We had 43,229,412 and 29,700,000 shares of common stock issued and 39,365,350 and 29,700,000 shares of common stock outstanding as of December 31, 2013 and 2012, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

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

Redeemable Equity

Redeemable equity represented equity units of FPH held by certain members of our senior management team, which units were redeemable at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. We had historically classified these units outside of our permanent equity because these units were subject to mandatory redemption (and could have been subject to repayment by us) upon an event outside our control (i.e., death or disability). In 2012 and 2011, we reclassified certain redeemable equity units into "Stockholders' Equity" on our Consolidated Balance Sheets, which resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of BC Holdings' control. In 2013, following our initial public offering, we reclassified the remaining equity units as permanent equity because we no longer have an obligation to satisfy this redemption obligation on FPH's behalf.

Distributions

In 2012, we made $228.3 million of cash distributions to BC Holdings. Both our senior credit facility and the indenture governing our senior subordinated notes permitted these distributions. In 2013 and 2011, we did not make any cash distributions.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2013	2012	2011
	(thousands)
Beginning Balance, net of taxes	$(121,229)	$(120,845)	$(40,195)
Net actuarial gain (loss), current-period changes, before taxes	97,171	(8,432)	(83,528)
Amortization of actuarial loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	9,202	7,632	2,703
Amortization of prior service costs and other, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	304	416	175
Income taxes	(40,697)	—	—
Ending Balance, net of taxes	$(55,249)	$(121,229)	$(120,845)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 9, Retirement and Benefit Plans.

Registration Rights Agreement

              In connection with our initial public offering, we entered into a registration rights agreement with BC Holdings on February 8, 2013. BC Holdings is entitled to request that the company register its shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be "shelf registrations." BC Holdings is also entitled to participate in certain registered offerings by the company, subject to the restrictions in the registration rights agreement. The company will pay BC Holdings' expenses in connection with BC Holdings' exercise of these rights. The registration rights described in this paragraph apply to (i) shares of our common stock held by BC Holdings as of February 11, 2013, (ii) any of our capital stock (or that of our subsidiaries) issued or issuable with respect to the common stock described in clause (i) with respect to any dividend, distribution, recapitalization, reorganization, or certain other corporate transactions, and (iii) any of our common stock held by Madison Dearborn Capital Partners IV, L.P. (MDCP IV) and its affiliates (Registrable Securities). These registration rights are also for the benefit of any subsequent holder of Registrable Securities, provided that any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act, or repurchased by us or our subsidiaries. In addition, with the consent of Boise Cascade and holders of a majority of Registrable Securities, any Registrable Securities held by a person other than MDCP IV and its affiliates will cease to be Registrable Securities if they can be sold without limitation under Rule 144 of the Securities Act.

Following our initial public offering, the common stock held by BC Holdings represented 68.7% of our outstanding common stock. In our July 2013 and November 2013 secondary offerings, we registered a combined 18,050,000 shares of common stock sold by BC Holdings. Concurrent with the close of our July 2013 secondary offering, we also repurchased 3,864,062 shares of common stock from BC Holdings. Following the secondary offerings and the Repurchase, the common stock held by BC Holdings and subject to the registration rights agreement represents 19.8% of our outstanding common stock. During the year ended December 31, 2013, we incurred $1.2 million of secondary offering expenses.

12.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Boise Inc. provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. On October 25, 2013, Packaging Corporation of America (PCA) acquired all of the outstanding common shares of Boise Inc. The Outsourcing Services Agreement remains in place after PCA's acquisition of Boise Inc. and is currently set to expire on February 22, 2016. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not Boise Inc.) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the

Outsourcing Services Agreement were $15.5 million, $15.0 million, and $14.7 million, respectively, for the years ended December 31, 2013, 2012, and 2011. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Operations.

13.                                      Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Boise Inc., which became a wholly owned subsidiary of PCA on October 25, 2013. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of us and Boise Inc. in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $22.1 million, $19.8 million, and $18.8 million, respectively, during the years ended December 31, 2013, 2012, and 2011. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $67.5 million, $60.3 million, and $40.1 million, respectively, during the years ended December 31, 2013, 2012, and 2011. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

Equity

On July 30, 2013, we repurchased 3,864,062 shares of our common stock from BC Holdings, our principal stockholder, for $100.0 million in the Repurchase. We funded the Repurchase with cash on hand.

14.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2013, 2012, and 2011, we did not use derivative instruments.

Interest Rate Risk

When we have loan amounts outstanding on our Revolving Credit Facility, we are exposed to interest rate risk arising from fluctuations in interest rates. In 2013, 2012, and 2011, we did not use any interest rate swap contracts to manage this risk.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant. In 2013, 2012, and 2011, we did not use any foreign currency hedges to manage this risk.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are affected by factors such as global economic conditions, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. In 2013, 2012, and 2011, we did not manage commodity price risk with derivative instruments.

15.                               Segment Information

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

Our Wood Products segment manufactures structural, appearance, and industrial plywood panels. In addition, we manufacture engineered wood products (EWP), consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce studs, particleboard, and ponderosa pine lumber, a premium lumber grade sold primarily to manufacturers of specialty wood windows, moldings, and doors. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. Most of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. During 2013, approximately 41% of Wood Products' overall sales, including approximately 75% of Wood Products' EWP sales, were to our Building Materials Distribution segment.

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including EWP, OSB, plywood, lumber, and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards and home improvement centers that then sell the products to the final end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects.

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We purchase many of these services from Boise Inc., which became a wholly owned subsidiary of PCA on October 25, 2013, under an Outsourcing Services Agreement, under which Boise Inc. provides a number of corporate staff services to us. See Note 12, Outsourcing Services Agreement, for more information.

The segments' profits and losses are measured on operating profits before interest expense and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the years ended December 31, 2013 and 2012, sales to one customer accounted for $350.9 million and $304.9 million, or approximately 11% for both periods, of total sales. Sales to this customer were recorded in our Building Materials Distribution and our Wood Products segments. No other customer accounted for 10% or more of total sales.

Sales to foreign unaffiliated customers were $87.2 million, $82.0 million, and $69.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, 2012, and 2011, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2013	2012	2011
	(millions)
Wood Products
Plywood and veneer	$367.8	$324.6	$214.5
Engineered wood products	104.4	87.9	92.1
Lumber	97.3	77.4	69.6
Byproducts	42.5	44.6	44.5
Particleboard	40.2	33.1	26.1
Other	21.7	21.8	23.3
	674.0	589.3	470.2

Building Materials Distribution
Commodity	1,333.2	1,092.7	835.1
General line	857.9	794.9	722.0
Engineered wood products	408.4	302.2	220.8
	2,599.5	2,189.8	1,777.9
	$3,273.5	$2,779.1	$2,248.1

An analysis of our operations by segment is as follows:

				Income
				(Loss)			Capital
	Sales			Before	Depreciation		Expendi-
		Inter-		Income	and	EBITDA	tures
	Trade	segment	Total	Taxes	Amortization	(c)	(a)	Assets
	(millions)
Year Ended December 31, 2013
Wood Products	$674.0	$460.1	$1,134.1	$77.7	$28.7	$106.3	$133.6	$514.5
Building Materials Distribution	2,599.5	0.1	2,599.6	39.9	9.2	49.2	14.7	456.1
Corporate and Other	—	—	—	(19.3)	0.1	(19.1)	0.5	133.6
Intersegment eliminations	—	(460.2)	(460.2)	—	—	—	—	—
	$3,273.5	$—	$3,273.5	98.3	$38.0	$136.4	$148.8	$1,104.2
Interest expense				(20.4)
Interest income				0.2
				$78.1

				Income
				(Loss)			Capital
	Sales			Before	Depreciation		Expendi-
		Inter-		Income	and	EBITDA	tures
	Trade	segment	Total	Taxes	Amortization	(c)	(a)	Assets
	(millions)
Year Ended December 31, 2012
Wood Products	$589.3	$353.9	$943.3	$55.8	$24.4	$80.2	$22.7	$366.1
Building Materials Distribution	2,189.8	0.5	2,190.2	24.0	8.8	32.9	7.1	415.7
Corporate and Other	—	—	—	(16.7)	0.1	(16.5)	—	46.0
Intersegment eliminations	—	(354.4)	(354.4)	—	—	—	—	—
	$2,779.1	$—	$2,779.1	63.2	$33.4	$96.6	$29.7	$827.8
Interest expense				(21.8)
Interest income				0.4
				$41.8

				Income
				(Loss)			Capital
	Sales			Before	Depreciation		Expendi-
		Inter-		Income	and	EBITDA	tures
	Trade	segment	Total	Taxes	Amortization	(c)	(a)	Assets
	(millions)
Year Ended December 31, 2011
Wood Products (b)	$470.2	$242.3	$712.5	$(15.1)	$28.4	$13.3	$29.3	$351.6
Building Materials Distribution (b)	1,777.9	1.4	1,779.4	2.0	8.4	10.4	10.0	366.9
Corporate and Other	—	—	—	(14.5)	0.2	(14.2)	—	178.2
Intersegment eliminations	—	(243.7)	(243.7)	—	—	—	—	—
	$2,248.1	$—	$2,248.1	(27.5)	$37.0	$9.5	$39.3	$896.7
Interest expense				(19.0)
Interest income				0.4
				$(46.1)
___________________________________

(a)
Capital spending in 2013 for Wood Products includes $103.0 million for the acquisition of two plywood manufacturing facilities in the Carolinas. Capital spending in 2012 for Wood Products includes $2.4 million for the acquisition of a sawmill in Arden, Washington. Capital spending in 2011 for Wood Products includes $5.8 million for the acquisition of a laminated beam and decking manufacturing plant in Homedale, Idaho.

(b)
In 2011, we permanently closed a laminated beam plant in our Wood Products segment, and we recorded the related expense of $1.3 million in "Other (income) expense, net" and $0.4 million of accelerated depreciation in "Depreciation and Amortization" in our Consolidated Statement of Operations. Also during the year ended December 31, 2011, we recorded $2.0 million of noncash asset write-downs in "Other (income) expense, net," of which $1.2 million was recorded in our Building Materials Distribution segment and $0.9 million was recorded in our Wood Products segment.

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

The following is a reconciliation of net income (loss) to EBITDA for the consolidated company:

	Year Ended December 31
	2013	2012	2011
	(millions)
Net income (loss) (1)	$116.9	$41.5	$(46.4)
Interest expense	20.4	21.8	19.0
Interest income	(0.2)	(0.4)	(0.4)
Income tax provision (benefit) (1)	(38.8)	0.3	0.2
Depreciation and amortization	38.0	33.4	37.0
EBITDA	$136.4	$96.6	$9.5
  _______________________________________

(1)	The year ended December 31, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Debt, and Note 8, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2013, our total obligation for log and fiber purchases under contracts with third parties was approximately $157 million based on fixed contract pricing or first quarter 2014 pricing for variable contracts. Under most of these log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of these agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until the transactions occur.

We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. At December 31, 2013, we had approximately $10.5 million of utility purchase commitments. These payment obligations were valued either at market prices as of December 31, 2013, or at a fixed price, in each case in accordance with the terms of the related utility contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

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

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility, described in Note 7, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade has issued $300.0 million of 6.375% senior notes due in 2020 (Senior Notes). At December 31, 2013, $300.0 million of the Senior Notes were outstanding. The Senior Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 7, Debt, for more information.

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

All surety bonds and most letters of credit supporting obligations of subsidiaries sold or liabilities assumed by Boise Inc., which became a wholly owned subsidiary of PCA on October 25, 2013, in connection with the sale of our Paper and Packaging & Newsprint assets in 2008 have been replaced by new surety bonds or letters of credit issued without our credit support. The principal exception is letters of credit supporting workers' compensation obligations assumed by Boise Inc., which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by Boise Inc. We are entitled to an indemnification from the purchaser for liabilities with respect to such letters of credit arising from workers' compensation claims assumed by Boise Inc. and for our costs of maintaining Boise Inc.'s share of any such letter of credit.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2013, we are unable to estimate the maximum potential liability under these indemnifications, and we are not aware of any material liabilities arising from these indemnifications.

17.    Quarterly Results of Operations (unaudited)

	2013
	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter (b)
	(millions, except per-share amounts)
Net sales	$744.9	$852.3	$878.0	$798.3
Income from operations	$24.6	$22.2	$30.5	$21.4
Net income	$80.8	$10.4	$15.9	$9.8
Net income per common share – Basic and Diluted	$2.15	$0.24	$0.39	$0.25

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$587.0	$732.9	$764.6	$694.6
Income from operations	$6.2	$20.1	$28.1	$8.6
Net income	$1.7	$15.0	$23.5	$1.3
Net income per common share – Basic and Diluted	$0.06	$0.51	$0.79	$0.04
_______________________________________

(a)	Net income for the three months ended March 31, 2013, includes a $68.7 million income tax benefit associated with recording net deferred tax assets upon our conversion to a corporation.

(b)	The three months ended December 31, 2013, include the results of the recently acquired plywood plants, Chester Wood Products LLC and Moncure Plywood LLC.

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

Furthermore, the cancellation provisions in the related indenture regarding guarantor subsidiaries are customary, and they do not include an arrangement that permits a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Each guarantor subsidiary is automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for purposes of the covenants included in the indenture, the release of the indebtedness under the indenture, or if the issuer exercises its legal defeasance option or the discharge of its obligations in accordance with the indenture governing the Senior Notes. Additionally, in accordance with the terms of the indenture governing the Senior Notes, the guarantee of BC Holdings was automatically released when Boise Cascade Company's common stock was registered under the Exchange Act and was listed on the NYSE in February 2013.

On October 1, 2013, we entered into a supplemental indenture (Supplemental Indenture) with certain of our subsidiaries and U.S. Bank National Association, the trustee for our Senior Notes, to add Chester Wood Products LLC and Moncure Plywood LLC as guarantors of the Senior Notes. Entry into the Supplemental Indenture was consummated in connection with the Acquisition on September 30, 2013, as described in Note 5, Acquisitions. As such, Chester Wood Products LLC and Moncure Plywood LLC are included as guarantor subsidiaries in the consolidating guarantor and nonguarantor financial statements effective October 1, 2013.

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$3,258,873	$14,623	$—	$3,273,496
Intercompany	—	—	12,259	(12,259)	—
	—	3,258,873	26,882	(12,259)	3,273,496

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	2,831,103	28,338	(12,827)	2,846,614
Depreciation and amortization	140	36,682	1,216	—	38,038
Selling and distribution expenses	—	242,743	2,540	—	245,283
General and administrative expenses	18,786	26,135	—	568	45,489
Other (income) expense, net	(150)	324	(859)	—	(685)
	18,776	3,136,987	31,235	(12,259)	3,174,739

Income (loss) from operations	(18,776)	121,886	(4,353)	—	98,757

Foreign currency exchange loss	(292)	(115)	(17)	—	(424)
Interest expense	(20,426)	—	—	—	(20,426)
Interest income	83	158	—	—	241
	(20,635)	43	(17)	—	(20,609)

Income (loss) before income taxes and equity in net income of affiliates	(39,411)	121,929	(4,370)	—	78,148
Income tax (provision) benefit	38,656	154	(22)	—	38,788

Income (loss) before equity in net income of affiliates	(755)	122,083	(4,392)	—	116,936
Equity in net income of affiliates	117,691	—	—	(117,691)	—
Net income (loss)	116,936	122,083	(4,392)	(117,691)	116,936

Other comprehensive income, net of tax
Defined benefit pension plans
Net actuarial gain	60,100	—	—	—	60,100
Amortization of actuarial loss	5,692	—	—	—	5,692
Amortization of prior service costs	188	—	—	—	188
Other comprehensive income, net of tax	65,980	—	—	—	65,980
Comprehensive income (loss)	$182,916	$122,083	$(4,392)	$(117,691)	$182,916

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,765,980	$13,082	$—	$2,779,062
Intercompany	—	—	13,396	(13,396)	—
	—	2,765,980	26,478	(13,396)	2,779,062

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	2,390,124	27,885	(14,564)	2,403,445
Depreciation and amortization	120	31,691	1,596	—	33,407
Selling and distribution expenses	—	231,593	3,462	—	235,055
General and administrative expenses	16,425	25,529	—	1,168	43,122
Other (income) expense, net	126	2,818	(2,042)	—	902
	16,671	2,681,755	30,901	(13,396)	2,715,931

Income (loss) from operations	(16,671)	84,225	(4,423)	—	63,131

Foreign currency exchange gain (loss)	149	(124)	12	—	37
Interest expense	(21,757)	—	—	—	(21,757)
Interest income	196	196	—	—	392
	(21,412)	72	12	—	(21,328)

Income (loss) before income taxes and equity in net income of affiliates	(38,083)	84,297	(4,411)	—	41,803
Income tax provision	(300)	(7)	—	—	(307)

Income (loss) before equity in net income of affiliates	(38,383)	84,290	(4,411)	—	41,496
Equity in net income of affiliates	79,879	—	—	(79,879)	—
Net income (loss)	41,496	84,290	(4,411)	(79,879)	41,496

Other comprehensive loss
Defined benefit pension plans
Net actuarial loss	(8,432)	—	—	—	(8,432)
Amortization of actuarial loss	7,632	—	—	—	7,632
Amortization of prior service costs	416	—	—	—	416
Other comprehensive loss	(384)	—	—	—	(384)
Comprehensive income (loss)	$41,112	$84,290	$(4,411)	$(79,879)	$41,112

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2011

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,234,746	$13,342	$—	$2,248,088
Intercompany	—	—	11,157	(11,157)	—
	—	2,234,746	24,499	(11,157)	2,248,088

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	1,980,051	24,436	(11,810)	1,992,677
Depreciation and amortization	240	35,010	1,772	—	37,022
Selling and distribution expenses	—	202,254	2,744	—	204,998
General and administrative expenses	13,613	22,976	—	653	37,242
Other (income) expense, net	111	4,114	(1,030)	—	3,195
	13,964	2,244,405	27,922	(11,157)	2,275,134

Loss from operations	(13,964)	(9,659)	(3,423)	—	(27,046)

Foreign currency exchange gain (loss)	(510)	20	(7)	—	(497)
Interest expense	(18,987)	—	—	—	(18,987)
Interest income	185	222	—	—	407
	(19,312)	242	(7)	—	(19,077)

Loss before income taxes and equity in net loss of affiliates	(33,276)	(9,417)	(3,430)	—	(46,123)
Income tax provision	(216)	(24)	—	—	(240)

Loss before equity in net loss of affiliates	(33,492)	(9,441)	(3,430)	—	(46,363)
Equity in net loss of affiliates	(12,871)	—	—	12,871	—
Net loss	(46,363)	(9,441)	(3,430)	12,871	(46,363)

Other comprehensive loss
Defined benefit pension plans
Net actuarial loss	(83,528)	—	—	—	(83,528)
Amortization of actuarial loss	2,703	—	—	—	2,703
Amortization of prior service costs and other	175	—	—	—	175
Other comprehensive loss	(80,650)	—	—	—	(80,650)
Comprehensive loss	$(127,013)	$(9,441)	$(3,430)	$12,871	$(127,013)

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$118,198	$25	$26	$—	$118,249
Receivables
Trade, less allowances	13	151,225	1,002	—	152,240
Related parties	17	566	—	—	583
Other	(30)	7,115	183	—	7,268
Inventories	(101)	379,012	4,448	—	383,359
Deferred income taxes	18,143	—	8	—	18,151
Prepaid expenses and other	2,819	4,983	53	—	7,855
Total current assets	139,059	542,926	5,720	—	687,705

Property and equipment, net	1,113	351,838	8,034	—	360,985
Timber deposits	—	6,266	—	—	6,266
Deferred financing costs	8,334	—	—	—	8,334
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,277	—	—	10,277
Deferred income taxes	760	—	—	—	760
Other assets	36	8,000	—	—	8,036
Investments in affiliates	739,420	—	—	(739,420)	—
Total assets	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$5,396	$133,724	$516	$—	$139,636
Related parties	402	2,082	—	—	2,484
Accrued liabilities
Compensation and benefits	17,262	42,784	481	—	60,527
Interest payable	3,294	—	—	—	3,294
Other	1,421	30,341	1,314	—	33,076
	27,775	208,931	2,311	—	239,017

Debt
Long-term debt	301,613	—	—	—	301,613

Other
Compensation and benefits	96,536	—	—	—	96,536
Other long-term liabilities	10,317	4,222	—	—	14,539
	106,853	4,222	—	—	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	496,593	—	—	—	496,593
Accumulated other comprehensive loss	(55,249)	—	—	—	(55,249)
Retained earnings	110,705	—	—	—	110,705
Subsidiary equity	—	727,977	11,443	(739,420)	—
Total stockholders' equity	452,481	727,977	11,443	(739,420)	452,481
Total liabilities and stockholders' equity	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$45,680	$35	$178	$—	$45,893
Receivables
Trade, less allowances	65	133,554	1,124	—	134,743
Related parties	16	658	—	—	674
Other	25	5,631	548	—	6,204
Inventories	—	320,279	5,527	—	325,806
Deferred income taxes	—	—	2	—	2
Prepaid expenses and other	914	4,576	31	—	5,521
Total current assets	46,700	464,733	7,410	—	518,843

Property and equipment, net	1,284	255,869	8,771	—	265,924
Timber deposits	—	6,221	—	—	6,221
Deferred financing costs	7,562	—	—	—	7,562
Goodwill	—	12,170	—	—	12,170
Intangible assets, net	—	8,900	—	—	8,900
Other assets	729	7,435	—	—	8,164
Investments in affiliates	565,355	—	—	(565,355)	—
Total assets	$621,630	$755,328	$16,181	$(565,355)	$827,784

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2012 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current
Accounts payable
Trade	$2,458	$128,565	$555	$—	$131,578
Related parties	402	1,548	—	—	1,950
Accrued liabilities	—	—	—	—
Compensation and benefits	17,272	43,938	604	—	61,814
Interest payable	3,188	—	—	—	3,188
Other	2,082	25,873	1,088	—	29,043
	25,402	199,924	2,247	—	227,573

Debt
Long-term debt	275,000	—	—	—	275,000

Other
Compensation and benefits	206,668	—	—	—	206,668
Other long-term liabilities	10,353	3,983	—	—	14,336
	217,021	3,983	—	—	221,004

Redeemable equity units	6,443	—	—	—	6,443

Commitments and contingent liabilities

Stockholder's equity
Preferred stock	—	—	—	—	—
Common stock	297	—	—	—	297
Additional paid-in capital	256,927	—	—	—	256,927
Accumulated other comprehensive loss	(121,229)	—	—	—	(121,229)
Accumulated deficit	(38,231)	—	—	—	(38,231)
Subsidiary equity	—	551,421	13,934	(565,355)	—
Total stockholder's equity	97,764	551,421	13,934	(565,355)	97,764
Total liabilities and stockholder's equity	$621,630	$755,328	$16,181	$(565,355)	$827,784

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$116,936	$122,083	$(4,392)	$(117,691)	$116,936
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(117,691)	—	—	117,691	—
Depreciation and amortization, including deferred financing costs and other	1,912	36,682	1,216	—	39,810
Stock-based compensation	2,869	—	—	—	2,869
Pension expense	10,989	—	—	—	10,989
Deferred income taxes	(59,600)	—	—	—	(59,600)
Other	(161)	(651)	23	—	(789)
Decrease (increase) in working capital, net of acquisitions			—	—
Receivables	183	(11,269)	72	—	(11,014)
Inventories	101	(52,138)	1,079	—	(50,958)
Prepaid expenses and other	(108)	(385)	(22)	—	(515)
Accounts payable and accrued liabilities	2,280	(990)	(139)	—	1,151
Pension contributions	(10,739)	—	—	—	(10,739)
Income taxes payable	(2,008)	(12)	4	—	(2,016)
Other	(1,821)	(876)	—	—	(2,697)
Net cash provided by (used for) operations	(56,858)	92,444	(2,159)	—	33,427
Cash provided by (used for) investment
Expenditures for property and equipment	(498)	(44,750)	(503)	—	(45,751)
Acquisitions of businesses and facilities	—	(103,029)	—	—	(103,029)
Proceeds from sales of assets	831	919	417	—	2,167
Other	—	(67)	—	—	(67)
Net cash provided by (used for) investment	333	(146,927)	(86)	—	(146,680)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—	—	—	262,488
Treasury stock purchased	(100,000)	—	—	—	(100,000)
Issuances of long-term debt	130,000	—	—	—	130,000
Payments of long-term debt	(105,010)	—	—	—	(105,010)
Financing costs	(2,061)	—	—	—	(2,061)
Other	—	—	192	—	192
Due to (from) affiliates	(56,374)	54,473	1,901	—	—
Net cash provided by financing	129,043	54,473	2,093	—	185,609
Net increase (decrease) in cash and cash equivalents	72,518	(10)	(152)	—	72,356
Balance at beginning of the period	45,680	35	178	—	45,893
Balance at end of the period	$118,198	$25	$26	$—	$118,249

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$41,496	$84,290	$(4,411)	$(79,879)	$41,496
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(79,879)	—	—	79,879	—
Depreciation and amortization, including deferred financing costs and other	3,924	31,691	1,596	—	37,211
Pension expense	12,653	—	—	—	12,653
Other	(61)	(115)	(295)	—	(471)
Decrease (increase) in working capital, net of acquisitions
Receivables	772	(17,558)	(396)	(56)	(17,238)
Inventories	—	(41,699)	(129)	—	(41,828)
Prepaid expenses and other	(71)	(596)	15	—	(652)
Accounts payable and accrued liabilities	1,259	49,115	83	56	50,513
Pension contributions	(8,486)	—	—	—	(8,486)
Income taxes payable	133	—	—	—	133
Other	3,933	342	2	—	4,277
Net cash provided by (used for) operations	(24,327)	105,470	(3,535)	—	77,608
Cash provided by (used for) investment
Expenditures for property and equipment	(28)	(26,886)	(472)	—	(27,386)
Acquisition of businesses and facilities	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	246	—	—	246
Other	(4)	1	64	—	61
Net cash used for investment	(32)	(28,994)	(408)	—	(29,434)
Cash provided by (used for) financing
Issuances of long-term debt	300,000	—	—	—	300,000
Payments of long-term debt	(244,560)	—	—	—	(244,560)
Distributions to Boise Cascade Holdings, L.L.C.	(228,268)	—	—	—	(228,268)
Financing costs	(5,822)	—	—	—	(5,822)
Due to (from) affiliates	72,449	(76,461)	4,012	—	—
Net cash provided by (used for) financing	(106,201)	(76,461)	4,012	—	(178,650)
Net increase (decrease) in cash and cash equivalents	(130,560)	15	69	—	(130,476)
Balance at beginning of the period	176,240	20	109	—	176,369
Balance at end of the period	$45,680	$35	$178	$—	$45,893

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2011

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net loss	$(46,363)	$(9,441)	$(3,430)	$12,871	$(46,363)
Items in net loss not using (providing) cash
Equity in net loss of affiliates	12,871	—	—	(12,871)	—
Depreciation and amortization, including deferred financing costs and other	2,450	35,010	1,772	—	39,232
Pension expense	11,368	—	—	—	11,368
Other	564	1,250	406	—	2,220
Decrease (increase) in working capital, net of acquisitions
Receivables	(866)	(15,369)	560	—	(15,675)
Inventories	—	(21,416)	517	—	(20,899)
Prepaid expenses and other	112	(183)	(1)	—	(72)
Accounts payable and accrued liabilities	(1,449)	3,130	(423)	—	1,258
Pension contributions	(13,621)	—	—	—	(13,621)
Income taxes payable	(20)	—	—	—	(20)
Other	(665)	(358)	(6)	—	(1,029)
Net cash used for operations	(35,619)	(7,377)	(605)	—	(43,601)
Cash provided by (used for) investment
Expenditures for property and equipment	(21)	(32,703)	(813)	—	(33,537)
Acquisitions of businesses and facilities	—	(5,782)	—	—	(5,782)
Proceeds from sales of assets	—	3,126	—	—	3,126
Other	(265)	(60)	(99)	—	(424)
Net cash used for investment	(286)	(35,419)	(912)	—	(36,617)
Cash provided by (used for) financing
Credit facility financing costs	(2,548)	—	—	—	(2,548)
Due to (from) affiliates	(44,205)	42,800	1,405	—	—
Net cash provided by (used for) financing	(46,753)	42,800	1,405	—	(2,548)
Net increase (decrease) in cash and cash equivalents	(82,658)	4	(112)	—	(82,766)
Balance at beginning of the period	258,898	16	221	—	259,135
Balance at end of the period	$176,240	$20	$109	$—	$176,369

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boise, Idaho
February 28, 2014

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

Under an Outsourcing Services Agreement, Boise Inc., which became a wholly owned subsidiary of Packaging Corporation of America (PCA) on October 25, 2013, provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the year covered by this Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating our disclosure and/or internal controls and procedures, we recognized that no matter how well conceived and well operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, a control system, no matter how well designed, may not prevent or detect misstatements due to error or fraud. Additionally, in designing a control system, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have also designed our disclosure and internal controls and procedures based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

The management of Boise Cascade Company (Boise Cascade) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2013, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting, including the effectiveness of the services provided to us under the Outsourcing Services Agreement with Boise Inc., based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

For information with respect to the executive officers of the Registrant, see Item 1, Executive Officers of the Registrant, of this Form 10-K.
We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.bc.com by clicking on About Boise Cascade and then Code of Ethics. Our website is not part of, and is not incorporated by reference to, this Form 10-K. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer and financial and accounting officers by posting the required information on our website at the above address.
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, to be filed with the Commission no later than 120 days after December 31, 2013, pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, to be filed with the Commission no later than 120 days after December 31, 2013, pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, to be filed with the Commission no later than 120 days after December 31, 2013, pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, to be filed with the Commission no later than 120 days after December 31, 2013, pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2014, to be filed with the Commission no later than 120 days after December 31, 2013, pursuant to Regulation 14A.

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

-    Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011.

-	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011.

-     Consolidated Balance Sheets as of December 31, 2013 and 2012.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011.

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

BOISE CASCADE COMPANY

/s/ Thomas E. Carlile
Thomas E. Carlile
Chief Executive Officer

Date:  February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ Thomas E. Carlile	Chief Executive Officer
Thomas E. Carlile

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Senior Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Samuel M. Mencoff
	Duane C. McDougall, Chairman	Samuel M. Mencoff

	/s/ Thomas E. Carlile	/s/ Christopher J. McGowan
	Thomas E. Carlile	Christopher J. McGowan

	/s/ Richard H. Fleming	/s/ Matthew W. Norton
	Richard H. Fleming	Matthew W. Norton

	/s/ Karen E. Gowland	/s/ Thomas S. Souleles
	Karen E. Gowland	Thomas S. Souleles

/s/ John W. Madigan
John W. Madigan

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed or Furnished With This Form 10-K for the Year Ended December 31, 2013

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
		8-K*	333-122770*	10.5*	2/28/2008*

2.5	Limited Liability Company Interest Purchase Agreement, dated as of July 19, 2013, by and among Chester Wood Products LLC, Moncure Plywood LLC, WR Operating LLC, Boise Cascade Wood Products, L.L.C., Wood Resources LLC, and Boise Cascade Company	8-K/A	001-35805	2.1	7/22/2013

3.1	Form of Certificate of Conversion of Boise Cascade, L.L.C.	S-1 Amend. No. 3	333-184964	3.1	1/23/2013

3.2	Certificate of Incorporation of Boise Cascade Company	S-8	333-186871	4.1	2/26/2013

3.3	Bylaws of Boise Cascade Company	S-8	333-186871	4.2	2/26/2013

3.4	Form of stock certificate of Boise Cascade Company	S-1 Amend. No. 3	333-184964	4.3	1/23/2013

4.1
Indenture dated October 22, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee
		8-K*	333-122770*	4.1*	10/23/2012*

4.2	Supplemental Indenture, dated as of October 1, 2013, by and among Boise Cascade Company, the existing guarantors party thereto, Chester Wood Products LLC, Moncure Plywood LLC, and U.S. Bank National Association, as trustee, to Indenture, dated as of October 22, 2012, by and among Boise Cascade Company, the guarantors party thereto, and U.S. Bank National Association	8-K	001-35805	4.1	10/2/2013

10.1	Registration Rights Agreement dated February 8, 2013, by and between Boise Cascade Company and Boise Cascade Holdings, L.L.C.	8-K	001-35805	10.1	2/13/2013

10.2	Director Nomination Agreement dated February 11, 2013, by and among Boise Cascade Company and Boise Cascade Holdings, L.L.C., and Madison Dearborn Capital Partners IV, L.P.	8-K	001-35805	10.2	2/13/2013

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

10.5
Limited Consent and Amendment to Loan Documents, dated as of December 20, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, Boise Cascade Holdings, L.L.C., and Boise Cascade Wood Products Holdings Corp., as guarantors, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent
		8-K*	333-122770*	10.1*	12/21/2012*

10.6	Third Amendment to Credit Agreement, dated as of May 15, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	5/21/2013

10.7	Fourth Amendment to Credit Agreement, dated as of July 19, 2013, by and among Boise Cascade Company and the subsidiaries identified therein, as borrowers, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent	8-K	001-35805	10.1	7/22/2013

10.8	Fifth Amendment to Credit Agreement, dated as of August 15, 2013, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other borrowers and guarantors party thereto	8-K	001-35805	10.1	8/16/2013

10.9	General Continuing Guaranty, dated as of December 20, 2012, by Boise Cascade Holdings, L.L.C., in favor of Wells Fargo Capital Finance, LLC, as Agent	8-K*	333-122770*	10.2*	12/21/2012*

10.10	Intellectual Property License Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.3*	2/28/2008*
10.11	Outsourcing Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.4*	2/28/2008*

10.12+	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K*	333-122770*	10.2*	11/25/2008*

10.13+	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K*	333-122770*	10.3*	2/26/2009*

10.14+	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall	10-Q*	333-122770*	10.1*	11/13/2009*

10.15+	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.	10-Q*	333-122770*	10.3*	11/13/2009*

10.16+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K*	333-122770*	99.1*	11/2/2007*

10.17+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.18+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.19+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.20+	Boise Cascade Company Financial Counseling Program, as amended through December 12, 2007	8-K*	333-122770*	99.4*	12/18/2007*

10.21+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.22+	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan	10-Q*	333-122770*	10*	5/8/2008*

10.23+	Boise Cascade Company 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010, and as amended through July 31, 2013	S-4	333-191191	10.23	9/16/2013

10.24+	Retention Award Agreement entered into September 30, 2011, by and between Tom Carlile and Boise Cascade, L.L.C.	8-K*	333-122770*	10.1*	10/5/2011*

10.25+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.26+	Boise Cascade Holdings, L.L.C., Directors Deferred Compensation Plan, as amended through November 1, 2009	10-K*	333-122770*	10.35*	3/1/2010*

10.27+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.28+	Management Equity Agreement dated November 29, 2004, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3*	333-122770*	10.25*	5/2/2005*

10.29+	Management Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.1*	4/6/2006*

10.30+	Amendment dated February 20, 2009, to Management Equity Agreement	8-K*	333-122770*	10.2*	2/26/2009*

10.31+
Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, by and among Forest Products Holdings, L.L.C., and each of the persons named on the signature pages thereto
		8-K*	333-122770*	10.2*	5/28/2008*

10.32+	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K*	333-122770*	10.3*	11/25/2008*

10.33+	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q*	333-122770*	10.2*	11/13/2009*

10.34+	Director Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.2*	4/6/2006*

10.35+	Amendment to Director Equity Agreement entered into February 20, 2009	8-K*	333-122770*	10.3*	2/26/2009*

10.36+	Form of Officer Severance Agreement (between Boise Cascade, L.L.C., and all elected officers)	S-1 Amend. No. 2	333-184964	10.32	1/4/2013

10.37+	Form of Indemnification Agreement (for directors and officers affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.3	2/13/2013

10.38+	Form of Indemnification Agreement (for directors and officers not affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.4	2/13/2013

10.39+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.40	Share Repurchase Agreement, dated July 22, 2013, between Boise Cascade Company and Boise Cascade Holdings, L.L.C.	8-K	001-35805	10.2	7/22/2013

12.1	Ratio of Earnings to Fixed Charges					X

21.1	List of subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Salt Lake City Property Contribution Agreement	10-Q*	333-122770*	99.1*	8/2/2012*

99.2	Albuquerque Property Contribution Agreement	10-Q*	333-122770*	99.2*	8/2/2012*

101 (a)	Financial Statements in XBRL Format					X

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

*	Refers to prior filings of Boise Cascade Holdings, L.L.C.

(a)	Furnished with this Annual Report on Form 10-K.