Form 10-Q
period 2014-03-31
BOISE CASCADE Co
filed 2014-05-08
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 39,405,177 shares of the registrant's $0.01 par value common stock outstanding on May 7, 2014.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2014	2013
	(thousands, except per-share data)
Sales	$767,180	$744,878

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	672,608	644,847
Depreciation and amortization	12,320	8,477
Selling and distribution expenses	58,930	57,004
General and administrative expenses	10,665	10,046
Other (income) expense, net	(1,900)	(134)
	752,623	720,240

Income from operations	14,557	24,638

Foreign currency exchange loss	(89)	(80)
Interest expense	(5,512)	(4,891)
Interest income	70	62
	(5,531)	(4,909)

Income before income taxes	9,026	19,729
Income tax (provision) benefit	(3,461)	61,107
Net income	$5,565	$80,836

Weighted average common shares outstanding:
Basic	39,372	37,569
Diluted	39,452	37,569

Net income per common share:
Basic	$0.14	$2.15
Diluted	$0.14	$2.15

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2014	2013
	(thousands)
Net income	$5,565	$80,836
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of ($2) and $861, respectively	(4)	1,395
Amortization of prior service costs, net of tax of $- and $9, respectively	—	14
Other comprehensive income (loss), net of tax	(4)	1,409
Comprehensive income	$5,561	$82,245

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2014	December 31, 2013
	(thousands)
ASSETS
Current
Cash and cash equivalents	$85,985	$118,249
Receivables
Trade, less allowances of $2,808 and $2,509	200,101	152,240
Related parties	660	583
Other	6,020	7,268
Inventories	421,059	383,359
Deferred income taxes	18,185	18,151
Prepaid expenses and other	9,707	7,855
Total current assets	741,717	687,705

Property and equipment, net	357,907	360,985
Timber deposits	6,461	6,266
Deferred financing costs	8,051	8,334
Goodwill	21,823	21,823
Intangible assets, net	10,253	10,277
Deferred income taxes	85	760
Other assets	8,210	8,036
Total assets	$1,154,507	$1,104,186

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2014	December 31, 2013
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$197,480	$139,636
Related parties	2,143	2,484
Accrued liabilities
Compensation and benefits	47,918	60,527
Interest payable	8,080	3,294
Other	30,586	33,076
Total current liabilities	286,207	239,017

Debt
Long-term debt	301,565	301,613

Other
Compensation and benefits	93,125	96,536
Other long-term liabilities	14,686	14,539
	107,811	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,269 and 43,229 shares issued, respectively	433	432
Treasury stock, 3,864 shares at cost	(100,000)	(100,000)
Additional paid-in capital	497,474	496,593
Accumulated other comprehensive loss	(55,253)	(55,249)
Retained earnings	116,270	110,705
Total stockholders' equity	458,924	452,481
Total liabilities and stockholders' equity	$1,154,507	$1,104,186

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2014	2013
	(thousands)
Cash provided by (used for) operations
Net income	$5,565	$80,836
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	12,729	8,888
Stock-based compensation	842	243
Pension expense	278	2,726
Deferred income taxes	643	(68,018)
Other	(1,908)	(232)
Decrease (increase) in working capital
Receivables	(46,707)	(68,635)
Inventories	(37,700)	(61,297)
Prepaid expenses and other	(4,880)	(384)
Accounts payable and accrued liabilities	48,315	53,793
Pension contributions	(390)	(9,663)
Income taxes payable	2,314	6,772
Other	(3,051)	(2,472)
Net cash used for operations	(23,950)	(57,443)

Cash provided by (used for) investment
Expenditures for property and equipment	(12,539)	(5,316)
Proceeds from sales of assets	4,520	489
Other	61	22
Net cash used for investment	(7,958)	(4,805)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	—	262,736
Issuances of long-term debt, including revolving credit facility	13,000	55,000
Payments of long-term debt, including revolving credit facility	(13,000)	(80,000)
Financing costs	(11)	(149)
Other	(345)	—
Net cash provided by (used for) financing	(356)	237,587

Net increase (decrease) in cash and cash equivalents	(32,264)	175,339

Balance at beginning of the period	118,249	45,893

Balance at end of the period	$85,985	$221,232

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following the initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. In the July 2013 and November 2013 secondary offerings, we registered a combined 18,050,000 shares of common stock sold by BC Holdings. Concurrent with the close of the July 2013 secondary offering, we also repurchased 3,864,062 shares of common stock from BC Holdings (the Repurchase). Following the secondary offerings and the Repurchase, the common stock held by BC Holdings represented 19.8% of our outstanding common stock.    On March 3, 2014, BC Holdings distributed 7,785,938 shares of common stock to its members, including its controlling member Forest Products Holdings, L.L.C. (FPH), an entity controlled by Madison Dearborn Capital Partners IV, L.P. (MDP). Following this distribution, BC Holdings does not own any shares of Boise Cascade’s common stock. All of the distributed shares were in turn distributed by FPH and MDP to their respective members and partners.

We operate our business using three reportable segments: (1) Wood Products, which manufactures plywood, EWP, studs, particleboard, and ponderosa pine lumber, (2) Building Materials Distribution, which is a wholesale distributor of building materials, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 12, Segment Information.

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2013 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2014, and December 31, 2013, we had $3.1 million and $4.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At March 31, 2014, and December 31, 2013, we had $19.5 million and $24.2 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $3.9 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories include the following (work in process is not material):

	March 31, 2014	December 31, 2013
	(thousands)
Finished goods and work in process	$345,475	$292,218
Logs	49,046	65,423
Other raw materials and supplies	26,538	25,718
	$421,059	$383,359

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2014	December 31, 2013
	(thousands)
Land	$37,160	$37,345
Buildings	92,800	91,594
Improvements	41,594	41,372
Office equipment and vehicles	82,386	80,340
Machinery and equipment	383,740	380,456
Construction in progress	11,424	10,063
	649,104	641,170
Less accumulated depreciation	(291,197)	(280,185)
	$357,907	$360,985

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of March 31, 2014, and December 31, 2013, we held $56.7 million and $85.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2014, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $321.7 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 measurement).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2014, and December 31, 2013, the receivables from a single customer accounted for approximately 11% and 13%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations. This guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The provisions of this guidance are not expected to have a material effect on our financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires that liabilities related to unrecognized tax benefits offset deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets. We adopted the provisions of this guidance January 1, 2014, and it had no effect on our financial position and results of operations.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.	Income Taxes

Income Tax Provision

For the three months ended March 31, 2014, we recorded $3.5 million of income tax expense and had an effective rate of 38.3%. As a result of our conversion to a corporation in February 2013, we recorded net deferred tax assets of $68.7 million, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations for the three months ended March 31, 2013. Excluding the discrete establishment of net deferred tax assets, we recorded $7.6 million of income tax expense and had an effective tax rate of 38.3% for the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

During the three months ended March 31, 2014 and 2013, cash paid for taxes, net of refunds received, was $0.5 million and $0.1 million, respectively.

Income Tax Uncertainties

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of March 31, 2014, and December 31, 2013, we had no unrecognized tax benefits recorded on our Consolidated Balance Sheets. During the three months ended March 31, 2014 and 2013, we did not record any interest or penalties related to uncertain tax positions.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2014	2013
	(thousands, except per-share data)
Net income	$5,565	$80,836
Weighted average common shares outstanding during the period (for basic calculation)	39,372	37,569
Dilutive effect of other potential common shares	80	—
Weighted average common shares and potential common shares (for diluted calculation)	39,452	37,569

Net income per common share - Basic	$0.14	$2.15
Net income per common share - Diluted	$0.14	$2.15

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million shares and 0.1 million shares of common stock, respectively, in the three months ended March 31, 2014 and 2013. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

The following pro forma financial information presents the combined results of operations as if the Wood Resources LLC Southeast Operations had been combined with us on January 1, 2013. The pro forma financial information also gives effect to the issuance of $50 million in aggregate principal amount of our 6.375% senior notes due November 1, 2020 (Senior Notes) on August 15, 2013, and the $25.0 million borrowed under our revolving credit facility to partially finance the Acquisition, as if such transactions had occurred on January 1, 2013. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transactions in fact occurred on January 1, 2013. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

Pro Forma
Three Months Ended March 31, 2013

Sales	$781,063
Net income (a)	$83,169
Net income per common share - Basic and Diluted	$2.21
___________________________________

(a)
The three months ended March 31, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation in connection with our initial public offering.

6.	Debt

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(thousands)
Asset-based revolving credit facility	$—	$—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,575	1,623
Long-term debt	$301,565	$301,613

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility). Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 6, 2014, we entered into a sixth amendment to our Revolving Credit Facility that primarily provides more administrative flexibility and reduces the notice period we must provide to receive London Interbank Offered Rate (LIBOR) based advances under the facility.

The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

Interest rates under the Revolving Credit Facility are based, at the company's election, on either LIBOR or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at March 31, 2014, was $341.3 million.

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

At both March 31, 2014, and December 31, 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.7 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings outstanding under the Revolving Credit Facility was $13.0 million during the three months ended March 31, 2014. During the three months ended March 31, 2014, the average interest rate on borrowings was approximately 1.66%.

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

Cash Paid for Interest

For the three months ended March 31, 2014 and 2013, cash payments for interest were $0.3 million and $0.5 million, respectively.

7.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2014	2013
	(thousands)
Service cost	$401	$671
Interest cost	5,151	4,642
Expected return on plan assets	(5,268)	(4,866)
Amortization of actuarial (gain) loss	(6)	2,256
Amortization of prior service costs	—	23
Net periodic benefit cost	$278	$2,726

In the first three months of 2014, we contributed $0.4 million in cash to the pension plans. For the remainder of 2014, we expect to make approximately $13 million in contributions to the pension plans.

8.	Stock-Based Compensation

In February 2013, we granted three types of stock-based awards under the 2013 Incentive Compensation Plan (2013 Incentive Plan): performance stock units (PSUs), restricted stock units (RSUs), and stock options. In February 2014, we granted two types of stock-based awards under the 2013 Incentive Plan: PSUs and RSUs.

PSU and RSU Awards

In February 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2014 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

In February 2013, we granted 90,124 PSUs to our officers and other employees, subject to performance and service conditions. During the 2013 performance period, participants earned 112% of the target based on Boise Cascade’s 2013 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

In February 2014, we granted an aggregate of 121,804 RSUs to our officers, other employees, and nonemployee directors with only service conditions. In February 2013, we granted an aggregate of 14,161 RSUs to our nonemployee directors with only service conditions.

The PSUs, if earned, vest in three equal tranches on December 31 of each year after the grant date, subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches on December 31 of each year after the grant date. However, 100% of PSUs and RSUs granted to retirement-eligible employees (age 62 or older with 15 years of service, or age 65 or older) vest on the later of December 31 after grant date or the date upon which they become retirement eligible. The RSUs granted to nonemployee directors vest over a one-year period, provided that such vested shares will not be delivered to the directors until six months following termination from the board of directors.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the three months ended March 31, 2014, the total fair market value of PSUs vested was $1.5 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the three months ended March 31, 2014:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2013	90,124	$26.65	14,161	$26.65
Performance true-up	10,765	26.65	—	—
Vested	(53,080)	26.65	(14,161)	26.65
Granted	100,692	30.32	121,804	30.32
Outstanding, March 31, 2014	148,501	$29.14	121,804	$30.32

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

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2013	161,257	$27.19
Exercised	(440)	27.19
Cancelled/Forfeited	(6,801)	27.19
Outstanding, March 31, 2014	154,016	$27.19	8.9	$223
Vested and expected to vest, March 31, 2014	133,631	$27.19	8.9	$194
Exercisable, March 31, 2014	52,686	$27.19	8.9	$76

Compensation Expense

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognize the effect of adjusting the estimated forfeiture rates in the period in which we change such estimated rates. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from stock options, PSUs, and RSUs, net of estimated forfeitures, was as follows:

	Three Months Ended March 31
	2014	2013
	(thousands)
PSUs	$367	$135
RSUs	282	35
Stock options	193	73
Total	$842	$243

The related tax benefit for the three months ended March 31, 2014 and 2013, was $0.3 million and $0.1 million, respectively. As of March 31, 2014, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $7.9 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.0 years.

9.    Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
	(thousands)
Beginning Balance	$(55,249)	$(121,229)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of ($2) and $870, respectively (a)	(4)	1,409
Ending Balance	$(55,253)	$(119,820)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 7, Retirement and Benefit Plans.

10.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. The Outsourcing Services Agreement is currently set to expire on February 22, 2016. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not PCA) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.9 million, for both the three months ended March 31, 2014 and 2013.

11.	Transactions With Related Party

Louisiana Timber Procurement Company, L.L.C. (LTP) is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by PCA. LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of us and PCA in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $7.2 million and $6.1 million, respectively, during the three months ended March 31, 2014 and 2013. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $16.1 million and $15.7 million, respectively, during the three months ended March 31, 2014 and 2013. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.	Segment Information

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K.

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended March 31, 2014
Wood Products	$181.7	$111.6	$293.3	$13.0	$10.0	$23.0
Building Materials Distribution	585.5	—	585.5	5.9	2.3	8.2
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(111.6)	(111.6)	—	—	—
	$767.2	$—	$767.2	14.5	$12.3	$26.8
Interest expense				(5.5)
Interest income				0.1
				$9.0

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended March 31, 2013
Wood Products	$163.8	$105.5	$269.2	$20.8	$6.3	$27.1
Building Materials Distribution	581.1	—	581.1	8.0	2.2	10.2
Corporate and Other	—	—	—	(4.2)	—	(4.2)
Intersegment eliminations	—	(105.5)	(105.5)	—	—	—
	$744.9	$—	$744.9	24.6	$8.5	$33.0
Interest expense				(4.9)
Interest income				0.1
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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended March 31
	2014	2013
	(millions)
Net income(1)	$5.6	$80.8
Interest expense	5.5	4.9
Interest income	(0.1)	(0.1)
Income tax provision (benefit)(1)	3.5	(61.1)
Depreciation and amortization	12.3	8.5
EBITDA	$26.8	$33.0
 _______________________________________

(1)	The three months ended March 31, 2013, includes a $68.7 million of income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 6, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2014, there have been no material changes to the commitments disclosed in the 2013 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2014, there have been no material changes to the guarantees disclosed in the 2013 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$764,070	$3,110	$—	$767,180
Intercompany	—	—	2,565	(2,565)	—
	—	764,070	5,675	(2,565)	767,180

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	669,750	5,398	(2,540)	672,608
Depreciation and amortization	34	11,979	307	—	12,320
Selling and distribution expenses	—	58,275	655	—	58,930
General and administrative expenses	4,275	6,415	—	(25)	10,665
Other (income) expense, net	9	(1,630)	(279)	—	(1,900)
	4,318	744,789	6,081	(2,565)	752,623

Income (loss) from operations	(4,318)	19,281	(406)	—	14,557

Foreign currency exchange gain (loss)	(62)	9	(36)	—	(89)
Interest expense	(5,512)	—	—	—	(5,512)
Interest income	5	65	—	—	70
	(5,569)	74	(36)	—	(5,531)

Income (loss) before income taxes and equity in net income of affiliates	(9,887)	19,355	(442)	—	9,026
Income tax (provision) benefit	(3,479)	18	—	—	(3,461)

Income (loss) before equity in net income of affiliates	(13,366)	19,373	(442)	—	5,565
Equity in net income of affiliates	18,931	—	—	(18,931)	—
Net income (loss)	5,565	19,373	(442)	(18,931)	5,565

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(4)	—	—	—	(4)
Other comprehensive loss, net of tax	(4)	—	—	—	(4)
Comprehensive income (loss)	$5,561	$19,373	$(442)	$(18,931)	$5,561

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$742,383	$2,495	$—	$744,878
Intercompany	—	—	2,638	(2,638)	—
	—	742,383	5,133	(2,638)	744,878

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	641,587	5,970	(2,710)	644,847
Depreciation and amortization	46	8,124	307	—	8,477
Selling and distribution expenses	—	56,372	632	—	57,004
General and administrative expenses	4,103	5,871	—	72	10,046
Other (income) expense, net	2	226	(362)	—	(134)
	4,151	712,180	6,547	(2,638)	720,240

Income (loss) from operations	(4,151)	30,203	(1,414)	—	24,638

Foreign currency exchange loss	(30)	(44)	(6)	—	(80)
Interest expense	(4,891)	—	—	—	(4,891)
Interest income	28	34	—	—	62
	(4,893)	(10)	(6)	—	(4,909)

Income (loss) before income taxes and equity in net income of affiliates	(9,044)	30,193	(1,420)	—	19,729
Income tax benefit	61,107	—	—	—	61,107

Income (loss) before equity in net income of affiliates	52,063	30,193	(1,420)	—	80,836
Equity in net income of affiliates	28,773	—	—	(28,773)	—
Net income (loss)	80,836	30,193	(1,420)	(28,773)	80,836

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,395	—	—	—	1,395
Amortization of prior service costs	14	—	—	—	14
Other comprehensive income, net of tax	1,409	—	—	—	1,409
Comprehensive income (loss)	$82,245	$30,193	$(1,420)	$(28,773)	$82,245

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$85,940	$39	$6	$—	$85,985
Receivables
Trade, less allowances	56	198,813	1,232	—	200,101
Related parties	—	660	—	—	660
Other	30	5,745	245	—	6,020
Inventories	—	415,449	5,610	—	421,059
Deferred income taxes	18,177	—	8	—	18,185
Prepaid expenses and other	8,921	715	71	—	9,707
	113,124	621,421	7,172	—	741,717

Property and equipment, net	1,195	348,976	7,736	—	357,907
Timber deposits	—	6,461	—	—	6,461
Deferred financing costs	8,051	—	—	—	8,051
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,253	—	—	10,253
Deferred income taxes	85	—	—	—	85
Other assets	36	8,174	—	—	8,210
Investments in affiliates	778,471	—	—	(778,471)	—
Total assets	$900,962	$1,017,108	$14,908	$(778,471)	$1,154,507

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2014 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$6,082	$190,552	$846	$—	$197,480
Related parties	—	2,143	—	—	2,143
Accrued liabilities	—	—	—	—
Compensation and benefits	20,347	27,174	397	—	47,918
Interest payable	8,080	—	—	—	8,080
Other	2,658	27,015	913	—	30,586
	37,167	246,884	2,156	—	286,207

Debt
Long-term debt	301,565	—	—	—	301,565

Other
Compensation and benefits	93,125	—	—	—	93,125
Other long-term liabilities	10,181	4,505	—	—	14,686
	103,306	4,505	—	—	107,811

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	497,474	—	—	—	497,474
Accumulated other comprehensive loss	(55,253)	—	—	—	(55,253)
Retained earnings	116,270	—	—	—	116,270
Subsidiary equity	—	765,719	12,752	(778,471)	—
Total stockholders' equity	458,924	765,719	12,752	(778,471)	458,924
Total liabilities and stockholders' equity	$900,962	$1,017,108	$14,908	$(778,471)	$1,154,507

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$118,198	$25	$26	$—	$118,249
Receivables
Trade, less allowances	13	151,225	1,002	—	152,240
Related parties	17	566	—	—	583
Other	(30)	7,115	183	—	7,268
Inventories	(101)	379,012	4,448	—	383,359
Deferred income taxes	18,143	—	8	—	18,151
Prepaid expenses and other	2,819	4,983	53	—	7,855
	139,059	542,926	5,720	—	687,705

Property and equipment, net	1,113	351,838	8,034	—	360,985
Timber deposits	—	6,266	—	—	6,266
Deferred financing costs	8,334	—	—	—	8,334
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,277	—	—	10,277
Deferred income taxes	760	—	—	—	760
Other assets	36	8,000	—	—	8,036
Investments in affiliates	739,420	—	—	(739,420)	—
Total assets	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$5,396	$133,724	$516	$—	$139,636
Related parties	402	2,082	—	—	2,484
Accrued liabilities
Compensation and benefits	17,262	42,784	481	—	60,527
Interest payable	3,294	—	—	—	3,294
Other	1,421	30,341	1,314	—	33,076
	27,775	208,931	2,311	—	239,017

Debt
Long-term debt	301,613	—	—	—	301,613

Other
Compensation and benefits	96,536	—	—	—	96,536
Other long-term liabilities	10,317	4,222	—	—	14,539
	106,853	4,222	—	—	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	496,593	—	—	—	496,593
Accumulated other comprehensive loss	(55,249)	—	—	—	(55,249)
Retained earnings	110,705	—	—	—	110,705
Subsidiary equity	—	727,977	11,443	(739,420)	—
Total stockholders' equity	452,481	727,977	11,443	(739,420)	452,481
Total liabilities and stockholders' equity	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$5,565	$19,373	$(442)	$(18,931)	$5,565
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(18,931)	—	—	18,931	—
Depreciation and amortization, including deferred financing costs and other	442	11,980	307	—	12,729
Stock-based compensation	842	—	—	—	842
Pension expense	278	—	—	—	278
Deferred income taxes	643	—	—	—	643
Other	—	(1,908)	—	—	(1,908)
Decrease (increase) in working capital
Receivables	(103)	(46,311)	(293)	—	(46,707)
Inventories	(101)	(36,437)	(1,162)	—	(37,700)
Prepaid expenses and other	(6,531)	1,669	(18)	—	(4,880)
Accounts payable and accrued liabilities	7,096	41,369	(150)	—	48,315
Pension contributions	(390)	—	—	—	(390)
Income taxes payable	2,319	—	(5)	—	2,314
Other	(2,806)	(245)	—	—	(3,051)
Net cash used for operations	(11,677)	(10,510)	(1,763)	—	(23,950)
Cash provided by (used for) investment
Expenditures for property and equipment	(105)	(12,425)	(9)	—	(12,539)
Proceeds from sales of assets	—	4,520	—	—	4,520
Other	—	60	1	—	61
Net cash used for investment	(105)	(7,845)	(8)	—	(7,958)
Cash provided by (used for) financing
Issuances of long-term debt, including revolving credit facility	13,000	—	—	—	13,000
Payments of long-term debt, including revolving credit facility	(13,000)	—	—	—	(13,000)
Financing costs	(11)	—	—	—	(11)
Other	(345)	—	—	—	(345)
Due to (from) affiliates	(20,120)	18,369	1,751	—	—
Net cash provided by (used for) financing	(20,476)	18,369	1,751	—	(356)
Net increase (decrease) in cash and cash equivalents	(32,258)	14	(20)	—	(32,264)
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$85,940	$39	$6	$—	$85,985

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$80,836	$30,193	$(1,420)	$(28,773)	$80,836
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(28,773)	—	—	28,773	—
Depreciation and amortization, including deferred financing costs and other	457	8,124	307	—	8,888
Stock-based compensation	243	—	—	—	243
Pension expense	2,726	—	—	—	2,726
Deferred income taxes	(68,018)	—	—	—	(68,018)
Other	—	(232)	—	—	(232)
Decrease (increase) in working capital
Receivables	274	(68,680)	(229)	—	(68,635)
Inventories	—	(59,913)	(1,384)	—	(61,297)
Prepaid expenses and other	(1,734)	1,386	(36)	—	(384)
Accounts payable and accrued liabilities	(327)	54,531	(411)	—	53,793
Pension contributions	(9,663)	—	—	—	(9,663)
Income taxes payable	6,772	—	—	—	6,772
Other	(1,709)	(761)	(2)	—	(2,472)
Net cash used for operations	(18,916)	(35,352)	(3,175)	—	(57,443)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(5,336)	20	—	(5,316)
Proceeds from sales of assets	—	72	417	—	489
Other	2	8	12	—	22
Net cash provided by (used for) investment	2	(5,256)	449	—	(4,805)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,736	—	—	—	262,736
Issuances of long-term debt, including revolving credit facility	55,000	—	—	—	55,000
Payments of long-term debt, including revolving credit facility	(80,000)	—	—	—	(80,000)
Financing costs	(149)	—	—	—	(149)
Due to (from) affiliates	(43,174)	40,607	2,567	—	—
Net cash provided by financing	194,413	40,607	2,567	—	237,587
Net increase (decrease) in cash and cash equivalents	175,499	(1)	(159)	—	175,339
Balance at beginning of the period	45,680	35	178	—	45,893
Balance at end of the period	$221,179	$34	$19	$—	$221,232

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2013 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2013 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Boise Cascade completed an initial public offering of its common stock on February 11, 2013, discussed in Note 1, Nature of Operations and Consolidation, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 12, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

On September 30, 2013, we completed the acquisition of Wood Resources LLC Southeast Operations for an aggregate purchase price of $103.0 million, including a post-closing adjustment of $1.0 million based upon a working capital target. These operations consist of two plywood manufacturing facilities located in North Carolina and South Carolina. These facilities complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States.

Executive Overview

We recorded income from operations of $14.6 million during the three months ended March 31, 2014, compared with income from operations of $24.6 million during the three months ended March 31, 2013. Our results of operations in both our Wood Products and Building Materials Distribution segments were negatively affected by severe winter weather in various parts of the U.S., resulting in weak end-market demand for the products we manufacture and distribute and product transportation challenges. In addition, commodity wood product prices in first quarter 2013, including those for structural panels and lumber, were well above 5-year average historical levels, which resulted in a challenging year-over-year earnings comparison.

In our Wood Products segment, income decreased $7.8 million to $13.0 million for the three months ended March 31, 2014, from $20.8 million for the three months ended March 31, 2013. The decline was due primarily to lower plywood sales prices and higher wood fiber costs, as well as an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013, offset partially by higher EWP and lumber sales prices. In our Building Materials Distribution segment, income decreased $2.1 million to $5.9 million for the three months ended March 31, 2014, from $8.0 million for the three months ended March 31, 2013. The decrease in segment income was driven primarily by lower gross margin dollars mostly as a result of lower sales prices. In addition, a $1.9 million increase in selling and distribution expenses was partially offset by a $1.6 million gain recorded in other income from the sale of two surplus properties. These changes are discussed further in "Our Operating Results" below.

At March 31, 2014, we had $86.0 million of cash and cash equivalents and $341.3 million of unused committed bank line availability. Cash decreased $32.3 million during the three months ended March 31, 2014, principally to fund seasonal working capital increases and capital spending, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of April 2014, the Blue Chip Economic Indicators consensus forecast for 2014 single- and multi-family housing starts in the U.S. was 1.08 million units, compared with actual housing starts of 0.92 million in 2013 and 0.78 million in 2012, as reported by the U.S. Census Bureau. These amounts are below historical trends of approximately 1.4 million units per year over the 20 years prior to 2014. Single-family housing starts are a primary driver of our sales, and although 2014 housing starts are projected to be higher than in 2013, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 6.7% as of March 31, 2014, from 7.5% as of March 31, 2013. We believe continued employment growth and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience demand below 20-year average historical levels for the products we manufacture and distribute. However, the housing industry in the U.S. improved in 2013 and 2012, and although first quarter 2014 housing starts were below expectations, we remain optimistic that the overall demand for our products will improve in 2014. Future commodity product pricing could be volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further.

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

•	the highly competitive nature of our industry;

•	availability and affordability of raw materials, including wood fiber and glues and resins;

•	the impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	substantial ongoing capital investment costs and the difficulty in offsetting fixed costs related to our recent capital investments if the housing market does not recover;

•	material disruptions and/or major equipment failure at our manufacturing facilities;

•	the financial condition and creditworthiness of our customers;

•	concentration of our sales among a relatively small group of customers;

•
our substantial indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	cost of compliance with government regulations, in particular environmental regulations;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	the need to successfully implement succession plans for certain members of our senior management team;

•	restrictive covenants contained in our debt agreements;

•	our ability to successfully complete potential acquisitions or integrate efficiently acquired operations;

•	our reliance on Packaging Corporation of America (PCA) for many of our administrative services;

•	disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2013 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
	(millions)
Sales	$767.2	$744.9

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	672.6	644.8
Depreciation and amortization	12.3	8.5
Selling and distribution expenses	58.9	57.0
General and administrative expenses	10.7	10.0
Other (income) expense, net	(1.9)	(0.1)
	752.6	720.2

Income from operations	$14.6	$24.6

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	87.7%	86.6%
Depreciation and amortization	1.6	1.1
Selling and distribution expenses	7.7	7.7
General and administrative expenses	1.4	1.3
Other (income) expense, net	(0.2)	—
	98.1%	96.7%

Income from operations	1.9%	3.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	2014	2013
	(thousands)
U.S. Housing Starts (a)
Single-family	133.9	136.1
Multi-family	69.2	71.9
	203.1	208.0

	(millions)
Segment Sales
Wood Products	$293.3	$269.2
Building Materials Distribution	585.5	581.1
Intersegment eliminations	(111.6)	(105.5)
	$767.2	$744.9

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.6	2.7
I-joists (equivalent lineal feet)	40	41
Plywood (sq. ft.) (3/8" basis)	414	346
Lumber (board feet)	46	50

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.00	$15.25
I-joists (1,000 equivalent lineal feet)	1,016	964
Plywood (1,000 sq. ft.) (3/8" basis)	294	331
Lumber (1,000 board feet)	569	463

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	52.2%	54.1%
General line	31.9%	31.0%
Engineered wood	15.9%	14.9%

Gross margin percentage (b)	10.6%	11.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2014, total sales increased $22.3 million, or 3%, to $767.2 million from $744.9 million during the three months ended March 31, 2013. Excluding the effect of the acquisition of two plywood plants, our total company sales were relatively flat compared with the same period in the prior year. Product demand and sales volumes in both our Wood Products and Building Materials Distribution segments were negatively affected by severe winter weather in various parts of the U.S. In addition, the severe winter weather negatively affected product transportation, including lack of truck and rail car availability, which hindered our sales volumes. Total U.S. housing starts decreased 2% in first quarter 2014, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, also experienced a decrease of 2% for the quarter, compared with the same period in 2013. Average composite panel and average composite lumber prices for the three months ended March 31, 2014, were 27% and 5% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. Decreases in the prices of oriented strand board (OSB) and dimension lumber were the primary drivers of the decreases within the composite price indexes.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $24.1 million, or 9%, to $293.3 million for the three months ended March 31, 2014, from $269.2 million for the three months ended March 31, 2013. Our acquisition of two plywood manufacturing facilities on September 30, 2013, was the primary factor behind 20% higher plywood sales volumes. The higher plywood sales volumes increased sales by $22.7 million. Price increases of 5% in EWP and 23% in lumber resulted in sales increases of $5.3 million and $4.9 million, respectively. These increases were offset partially by a decrease of $15.2 million due to 11% lower plywood prices.

Building Materials Distribution.  Sales increased $4.4 million, or 1%, to $585.5 million for the three months ended March 31, 2014, from $581.1 million for the three months ended March 31, 2013. Compared with the same quarter in the prior year, the overall increase in sales was driven primarily by improvements in sales volumes of 5%, offset partially by a decrease in sales prices of 4%. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 7%, or $6.5 million, and general line product sales increased 4%, or $6.4 million, offset partially by a decrease in commodity sales of 3%, or $8.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $27.8 million, or 4%, to $672.6 million for the three months ended March 31, 2014, compared with $644.8 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including costs for wood, labor, glues and resins, and energy. These increases were driven by higher sales volumes of plywood in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 5%, compared with the same period in 2013. However, costs of oriented strand board (OSB), which is used as the vertical web to assemble I-joists, decreased 33% on a per-unit basis. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 230 basis points. The increase in the MLO rate was primarily the result of lower plywood sales prices and increases in wood fiber and labor costs, offset partially by a decrease in other manufacturing costs. In our Building Materials Distribution segment, the increase was driven by higher purchased materials costs as a result of higher sales volumes, compared with first quarter 2013. In addition, the Building Materials Distribution segment MLO rate increased 40 basis points as commodity prices were relatively stable during first quarter 2014, compared with a steady upward trajectory in commodity prices during first quarter 2013.

Depreciation and amortization expenses increased $3.8 million, or 45%, to $12.3 million for the three months ended March 31, 2014, compared with $8.5 million during the same period in the prior year. The increase was due primarily to the acquisition of two plywood manufacturing facilities on September 30, 2013, and purchases of property and equipment.

Selling and distribution expenses increased $1.9 million, or 3%, to $58.9 million for the three months ended March 31, 2014, compared with $57.0 million for the same period in the prior year. The increase was due primarily to higher payroll, transportation, and lease costs of $1.0 million, $0.6 million, and $0.4 million, respectively, offset partially by lower incentive compensation expenses of $0.4 million.

General and administrative expenses increased $0.7 million, or 6%, to $10.7 million for the three months ended March 31, 2014, compared with $10.0 million for the same period in the prior year.

Other (income) expense, net, for the three months ended March 31, 2014 was $1.9 million of income, including $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment. Other (income) expense, net, for the three months ended March 31, 2013, was insignificant.

Income (Loss) From Operations

Income from operations decreased $10.0 million to $14.6 million for the three months ended March 31, 2014, compared with $24.6 million for the three months ended March 31, 2013.

Wood Products.  Segment income decreased $7.8 million to $13.0 million for the three months ended March 31, 2014, from $20.8 million for the three months ended March 31, 2013. The decline was due primarily to lower plywood sales prices and higher wood fiber costs, as well as an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013, offset partially by higher EWP and lumber sales prices.

Building Materials Distribution.  Segment income decreased $2.1 million to $5.9 million for the three months ended March 31, 2014, from $8.0 million for the three months ended March 31, 2013. The decrease in segment income was driven primarily by a lower gross margin of $1.9 million mostly as a result of lower sales prices. In addition, a $1.9 million increase in selling and distribution expenses was partially offset by a $1.6 million gain recorded in other income from the sale of two surplus properties.

Interest Expense

Interest expense increased $0.6 million, or 13%, to $5.5 million for the three months ended March 31, 2014, compared with $4.9 million for the three months ended March 31, 2013. The increase in interest expense was primarily due to the issuance of an additional $50 million of Senior Notes on August 15, 2013. For more information related to our Senior Notes, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax (Provision) Benefit

For the three months ended March 31, 2014, we recorded $3.5 million of income tax expense and had an effective rate of 38.3%. For the three months ended March 31, 2013, excluding the discrete establishment of net deferred tax assets discussed below, we recorded $7.6 million of income tax expense and had an effective tax rate of 38.3%. During the three months ended March 31, 2014 and 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Liquidity and Capital Resources

We ended first quarter 2014 with $86.0 million of cash and cash equivalents and $301.6 million of long-term debt. At March 31, 2014, we had $427.3 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We used $32.3 million of cash during the three months ended March 31, 2014, principally to fund seasonal working capital increases and capital spending, as further discussed below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months. Compared to the past, we expect that we will fund a larger portion of our intra-month working capital requirements in 2014 from borrowings under our Revolving Credit Facility, rather than from cash on hand.

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

	Three Months Ended March 31
	2014	2013
	(thousands)
Net cash used for operations	$(23,950)	$(57,443)
Net cash used for investment	(7,958)	(4,805)
Net cash provided by (used for) financing	(356)	237,587

Operating Activities

For the three months ended March 31, 2014, our operating activities used $24.0 million of cash, compared with $57.4 million of cash used for operations in the same period in 2013. The $24.0 million of cash used for operations during the three months ended March 31, 2014, was due primarily to a $41.0 million increase in working capital, offset partially by $18.6 million of income (before noncash income and expenses). The $57.4 million of cash used for operations during the three months ended March 31, 2013, was due primarily to a $76.5 million increase in working capital and pension contributions of $9.7 million, offset partially by $24.4 million of income (before noncash income and expenses).

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 13% and 36%, comparing sales for the months of March 2014 and 2013 with sales for the months of December 2013 and 2012, respectively. The increase in inventories in both periods represents normal seasonal inventory build. The increase in accounts payable and accrued liabilities provided $48.3 million of cash during the three months ended March 31, 2014, compared with $53.8 million in the same period a year ago. During both periods, extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the three months ended March 31, 2014 and 2013, we used approximately $12.5 million and $5.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2014 to total approximately $50 million to $60 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the three months ended March 31, 2014, we received proceeds of $4.5 million, primarily from the sale of two Building Materials Distribution locations.

Financing Activities

During the three months ended March 31, 2014, we borrowed $13.0 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand, resulting in no borrowings outstanding at March 31, 2014.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. In connection with this initial public offering, we received proceeds of approximately $262.7 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.2 million.

During the three months ended March 31, 2013, we borrowed $55.0 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand. We used $25.0 million of the net proceeds from our initial public offering to repay the remaining borrowings under our Revolving Credit Facility, resulting in no borrowings outstanding at March 31, 2013.

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under the $350 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 6, 2014, we entered into a sixth amendment to our Revolving Credit Facility that primarily provides more administrative flexibility and reduces the notice period we must provide to receive London Interbank Offered Rate based advances under the facility.

At both March 31, 2014, and December 31, 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.7 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings outstanding under the Revolving Credit Facility was $13.0 million during the three months ended March 31, 2014. During the three months ended March 31, 2014, the average interest rate on borrowings was approximately 1.66%.

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

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K and in Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. There have been no other material changes in contractual obligations outside the ordinary course of business since December 31, 2013.

Off-Balance-Sheet Activities

At March 31, 2014, and December 31, 2013, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2014, there have been no material changes to the guarantees disclosed in our 2013 Form 10-K.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodeling activities, and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the first and second quarters in preparation and response to the building season. Seasonally cold weather increases costs, especially energy consumption, at most of our manufacturing facilities.

Our major costs of production are wood fiber, labor, and glue and resins. Wood fiber costs and glue and resin costs have been volatile in recent years.

Employees

As of April 27, 2014, we had approximately 5,390 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of April 27, 2014, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. At March 31, 2014, there have been no material changes to our critical accounting estimates from those disclosed in our 2013 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. As of March 31, 2014, there have been no material changes in our exposure to market risk from those disclosed in our 2013 Form 10-K.

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

Under an Outsourcing Services Agreement, Packaging Corporation of America provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by this Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the three months ended March 31, 2014, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" of our 2013 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 8, 2014

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014

Number	Description

10.1
Sixth Amendment to Credit Agreement, dated as of February 6, 2014, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

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