Form 10-Q
period 2014-06-30
BOISE CASCADE Co
filed 2014-07-30
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 39,407,373 shares of the registrant's $0.01 par value common stock outstanding on July 28, 2014.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands, except per-share data)
Sales	$961,187	$852,295	$1,728,367	$1,597,173

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	823,532	750,996	1,496,140	1,395,843
Depreciation and amortization	12,482	8,766	24,802	17,243
Selling and distribution expenses	67,181	60,102	126,111	117,106
General and administrative expenses	11,925	10,251	22,590	20,297
Other (income) expense, net	163	(39)	(1,737)	(173)
	915,283	830,076	1,667,906	1,550,316

Income from operations	45,904	22,219	60,461	46,857

Foreign currency exchange gain (loss)	266	(291)	177	(371)
Interest expense	(5,519)	(4,781)	(11,031)	(9,672)
Interest income	53	62	123	124
	(5,200)	(5,010)	(10,731)	(9,919)

Income before income taxes	40,704	17,209	49,730	36,938
Income tax (provision) benefit	(14,286)	(6,797)	(17,747)	54,310
Net income	$26,418	$10,412	$31,983	$91,248

Weighted average common shares outstanding:
Basic	39,420	43,229	39,399	40,415
Diluted	39,463	43,233	39,458	40,417

Net income per common share:
Basic	$0.67	$0.24	$0.81	$2.26
Diluted	$0.67	$0.24	$0.81	$2.26

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands)
Net income	$26,418	$10,412	$31,983	$91,248
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of ($2), $870, ($4), and $1,731, respectively	(4)	1,411	(8)	2,806
Amortization of prior service costs, net of tax of $-, $8, $-, and $17, respectively	—	14	—	28
Other comprehensive income (loss), net of tax	(4)	1,425	(8)	2,834
Comprehensive income	$26,414	$11,837	$31,975	$94,082

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2014	December 31, 2013
	(thousands)
ASSETS
Current
Cash and cash equivalents	$129,919	$118,249
Receivables
Trade, less allowances of $2,249 and $2,509	218,940	152,240
Related parties	714	583
Other	6,373	7,268
Inventories	410,565	383,359
Deferred income taxes	18,028	18,151
Prepaid expenses and other	8,727	7,855
Total current assets	793,266	687,705

Property and equipment, net	355,358	360,985
Timber deposits	6,386	6,266
Deferred financing costs	7,753	8,334
Goodwill	21,823	21,823
Intangible assets, net	10,230	10,277
Deferred income taxes	—	760
Other assets	8,749	8,036
Total assets	$1,203,565	$1,104,186

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2014	December 31, 2013
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$204,324	$139,636
Related parties	2,378	2,484
Accrued liabilities
Compensation and benefits	52,588	60,527
Income taxes payable	9,249	166
Interest payable	3,297	3,294
Other	34,834	32,910
Total current liabilities	306,670	239,017

Debt
Long-term debt	301,516	301,613

Other
Compensation and benefits	91,606	96,536
Other long-term liabilities	16,964	14,539
	108,570	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,271 and 43,229 shares issued, respectively	433	432
Treasury stock, 3,864 shares at cost	(100,000)	(100,000)
Additional paid-in capital	498,945	496,593
Accumulated other comprehensive loss	(55,257)	(55,249)
Retained earnings	142,688	110,705
Total stockholders' equity	486,809	452,481
Total liabilities and stockholders' equity	$1,203,565	$1,104,186

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2014	2013
	(thousands)
Cash provided by (used for) operations
Net income	$31,983	$91,248
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	25,616	18,131
Stock-based compensation	2,310	1,073
Pension expense	357	5,434
Deferred income taxes	2,721	(66,314)
Other	(1,729)	(277)
Decrease (increase) in working capital
Receivables	(65,953)	(71,487)
Inventories	(27,206)	(42,544)
Prepaid expenses and other	(3,424)	(2,523)
Accounts payable and accrued liabilities	58,393	36,661
Pension contributions	(780)	(9,970)
Income taxes payable	10,993	(881)
Other	(3,956)	(4,546)
Net cash provided by (used for) operations	29,325	(45,995)

Cash provided by (used for) investment
Expenditures for property and equipment	(21,971)	(14,042)
Proceeds from sales of assets	4,637	546
Other	32	10
Net cash used for investment	(17,302)	(13,486)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	—	262,599
Issuances of long-term debt, including revolving credit facility	57,600	55,000
Payments of long-term debt, including revolving credit facility	(57,600)	(80,000)
Financing costs	(11)	(321)
Other	(342)	191
Net cash provided by (used for) financing	(353)	237,469

Net increase in cash and cash equivalents	11,670	177,988

Balance at beginning of the period	118,249	45,893

Balance at end of the period	$129,919	$223,881

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

We operate our business using three reportable segments: (1) Wood Products, which manufactures plywood, EWP, studs, particleboard, and ponderosa pine lumber; (2) Building Materials Distribution, which is a wholesale distributor of building materials; and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 12, Segment Information.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement benefits; stock-based compensation; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2014, and December 31, 2013, we had $3.7 million and $4.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At both June 30, 2014, and December 31, 2013, we had $24.2 million of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.6 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively, and $8.5 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories include the following (work in process is not material):

	June 30, 2014	December 31, 2013
	(thousands)
Finished goods and work in process	$336,417	$292,218
Logs	46,765	65,423
Other raw materials and supplies	27,383	25,718
	$410,565	$383,359

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2014	December 31, 2013
	(thousands)
Land	$37,160	$37,345
Buildings	93,145	91,594
Improvements	41,158	41,372
Office equipment and vehicles	84,529	80,340
Machinery and equipment	387,287	380,456
Construction in progress	12,377	10,063
	655,656	641,170
Less accumulated depreciation	(300,298)	(280,185)
	$355,358	$360,985

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of June 30, 2014, and December 31, 2013, we held $79.3 million and $85.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2014, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $321.0 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for our debt (Level 1 measurement).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2014, and December 31, 2013, the receivables from a single customer accounted for approximately 14% and 13%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The provisions of this guidance are not expected to have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations. This guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The provisions of this guidance are not expected to have a material effect on our financial statements.

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

Income Tax Provision

For the three and six months ended June 30, 2014, we recorded $14.3 million and $17.7 million, respectively, of income tax expense and had an effective rate of 35.1% and 35.7%, respectively. As a result of our conversion to a corporation in February 2013, we recorded net deferred tax assets of $68.7 million, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations for the six months ended June 30, 2013. Excluding the discrete establishment of net deferred tax assets, we recorded $6.8 million and $14.4 million, respectively, of income tax expense and had an effective tax rate of 39.5% and 38.9%, respectively, for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2014, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic manufacturers' deduction and other tax credits. During the three and six months ended June 30, 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

During the six months ended June 30, 2014 and 2013, cash paid for taxes, net of refunds received, was $4.0 million and $12.7 million, respectively.

Income Tax Uncertainties

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of June 30, 2014, we had an insignificant amount of unrecognized tax benefits recorded on our Consolidated Balance Sheets, and we do not expect a significant change over the next 12 months. We had no unrecognized tax benefits recorded as of December 31, 2013. During the three and six months ended June 30, 2014 and 2013, we did not record any interest or penalties related to uncertain tax positions.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes vested restricted stock units (RSUs) granted to nonemployee directors as there are no conditions under which those shares will not be issued. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands, except per-share data)
Net income	$26,418	$10,412	$31,983	$91,248
Weighted average common shares outstanding during the period (for basic calculation)	39,420	43,229	39,399	40,415
Dilutive effect of other potential common shares	43	4	59	2
Weighted average common shares and potential common shares (for diluted calculation)	39,463	43,233	39,458	40,417

Net income per common share - Basic	$0.67	$0.24	$0.81	$2.26
Net income per common share - Diluted	$0.67	$0.24	$0.81	$2.26

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.3 million shares and 0.2 million shares of common stock, respectively, in the three months ended June 30, 2014 and 2013, and 0.2 million shares and 0.1 million shares of common stock, respectively, in the six months ended June 30, 2014 and 2013. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

	Pro Forma
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(unaudited, thousands, except per-share data)
Sales	$889,304	$1,670,367
Net income (a)	$12,694	$95,863
Net income per common share - Basic and Diluted (b)	$0.32	$2.62
___________________________________

(a)
The six months ended June 30, 2013 includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation in connection with our initial public offering.

(b)
For the three and six months ended June 30, 2013, the pro forma weighted average common shares outstanding has been computed to give effect to the repurchase of 3,864,062 shares of Boise Cascade common stock from BC Holdings on July 30, 2013, as if such transaction had occurred on January 1, 2013.

6.	Debt

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(thousands)
Asset-based revolving credit facility	$—	$—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,526	1,623
Long-term debt	$301,516	$301,613

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

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR) if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at June 30, 2014, was $342.0 million.

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

At both June 30, 2014, and December 31, 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings outstanding under the Revolving Credit Facility were $15.6 million during the six months ended June 30, 2014. During the six months ended June 30, 2014, the average interest rate on borrowings was approximately 1.65%.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of Senior Notes through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes in a private offering that was exempt from registration under the Securities Act. The additional $50 million of Senior Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional Senior Notes under the related indenture dated as of October 22, 2012.

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

Cash Paid for Interest

For the six months ended June 30, 2014 and 2013, cash payments for interest were $10.1 million and $9.2 million, respectively.

7.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands)
Service cost	$414	$671	$815	$1,342
Interest cost	4,929	4,650	10,080	9,292
Expected return on plan assets	(5,258)	(4,916)	(10,526)	(9,782)
Amortization of actuarial (gain) loss	(6)	2,281	(12)	4,537
Amortization of prior service costs	—	22	—	45
Net periodic benefit cost	$79	$2,708	$357	$5,434

In the first six months of 2014, we contributed $0.8 million in cash to the pension plans. For the remainder of 2014, we expect to make approximately $11.5 million in contributions to the pension plans, which includes $10.8 million of cash contributed in July 2014.

8.	Stock-Based Compensation

In February 2013, we granted three types of stock-based awards under the 2013 Incentive Compensation Plan (2013 Incentive Plan): performance stock units (PSUs), restricted stock units (RSUs), and stock options. In February 2014, we granted two types of stock-based awards under the 2013 Incentive Plan: PSUs and RSUs.

PSU and RSU Awards

During the six months ended June 30, 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2014 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the six months ended June 30, 2013, we granted 90,124 PSUs to our officers and other employees, subject to performance and service conditions. During the 2013 performance period, participants earned 112% of the target based on Boise Cascade’s 2013 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the six months ended June 30, 2014, we granted an aggregate of 122,581 RSUs to our officers, other employees, and nonemployee directors with only service conditions. During the six months ended June 30, 2013, we granted an aggregate of 14,161 RSUs to our nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the six months ended June 30, 2014, the total fair value of PSUs vested was $1.6 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the six months ended June 30, 2014:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2013	90,124	$26.65	14,161	$26.65
Performance true-up	10,767	26.65	—	—
Vested	(55,276)	26.65	(14,161)	26.65
Granted	100,692	30.32	122,581	30.29
Outstanding, June 30, 2014	146,307	$29.18	122,581	$30.29

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

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2013	161,257	$27.19
Exercised	(440)	27.19
Cancelled/Forfeited	(6,801)	27.19
Outstanding, June 30, 2014	154,016	$27.19	8.7	$223
Vested and expected to vest, June 30, 2014	133,631	$27.19	8.7	$194
Exercisable, June 30, 2014	52,686	$27.19	8.7	$76

Compensation Expense

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognize the effect of adjusting the estimated forfeiture rates in the period in which we change such estimated rates. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs, RSUs, and stock options net of estimated forfeitures, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands)
PSUs	$683	$554	$1,050	$694
RSUs	602	81	884	111
Stock options	183	195	376	268
Total	$1,468	$830	$2,310	$1,073

The related tax benefit for the six months ended June 30, 2014 and 2013 was $0.9 million and $0.4 million, respectively. As of June 30, 2014, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $6.1 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.8 years.

9.    Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands)
Beginning Balance	$(55,253)	$(119,820)	$(55,249)	$(121,229)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of ($2), $878, ($4), and $1,748, respectively (a)	(4)	1,425	(8)	2,834
Ending Balance	$(55,257)	$(118,395)	$(55,257)	$(118,395)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 7, Retirement and Benefit Plans.

10.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. The Outsourcing Services Agreement is currently set to expire on February 22, 2016. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not PCA) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.9 million and $4.0 million, respectively, for the three months ended June 30, 2014 and 2013, and $7.8 million and $7.9 million, respectively, for the six months ended June 30, 2014 and 2013.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $7.1 million and $5.3 million, respectively, during the three months ended June 30, 2014 and 2013, and $14.3 million and $11.5 million, respectively, during the six months ended June 30, 2014 and 2013. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $18.9 million and $16.8 million, respectively, during the three months ended June 30, 2014 and 2013, and $35.0 million and $32.5 million, respectively, during the six months ended June 30, 2014 and 2013. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended June 30, 2014
Wood Products	$202.9	$148.1	$351.0	$31.2	$10.0	$41.3
Building Materials Distribution	758.3	0.1	758.4	19.4	2.4	21.8
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(148.2)	(148.2)	—	—	—
	$961.2	$—	$961.2	46.2	$12.5	$58.7
Interest expense				(5.5)
Interest income				0.1
				$40.7

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended June 30, 2013
Wood Products	$170.8	$109.6	$280.4	$23.0	$6.5	$29.6
Building Materials Distribution	681.5	—	681.5	3.3	2.2	5.5
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(109.6)	(109.6)	—	—	—
	$852.3	$—	$852.3	21.9	$8.8	$30.7
Interest expense				(4.8)
Interest income				0.1
				$17.2

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Six Months Ended June 30, 2014
Wood Products	$384.5	$259.7	$644.3	$44.3	$20.0	$64.3
Building Materials Distribution	1,343.8	0.1	1,343.9	25.3	4.7	30.0
Corporate and Other	—	—	—	(8.9)	0.1	(8.8)
Intersegment eliminations	—	(259.8)	(259.8)	—	—	—
	$1,728.4	$—	$1,728.4	60.6	$24.8	$85.4
Interest expense				(11.0)
Interest income				0.1
				$49.7

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Six Months Ended June 30, 2013
Wood Products	$334.6	$215.1	$549.6	$43.9	$12.8	$56.6
Building Materials Distribution	1,262.6	—	1,262.6	11.3	4.4	15.7
Corporate and Other	—	—	—	(8.6)	0.1	(8.6)
Intersegment eliminations	—	(215.1)	(215.1)	—	—	—
	$1,597.2	$—	$1,597.2	46.5	$17.2	$63.7
Interest expense				(9.7)
Interest income				0.1
				$36.9
__________________

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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(millions)
Net income(1)	$26.4	$10.4	$32.0	$91.2
Interest expense	5.5	4.8	11.0	9.7
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Income tax provision (benefit)(1)	14.3	6.8	17.7	(54.3)
Depreciation and amortization	12.5	8.8	24.8	17.2
EBITDA	$58.7	$30.7	$85.4	$63.7
 _______________________________________

(1)	The six months ended June 30, 2013 includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 6, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2014, there have been no material changes to the commitments disclosed in the 2013 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2014, there have been no material changes to the guarantees disclosed in the 2013 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$957,289	$3,898	$—	$961,187
Intercompany	—	—	5,785	(5,785)	—
	—	957,289	9,683	(5,785)	961,187

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	821,453	8,481	(6,402)	823,532
Depreciation and amortization	43	12,137	302	—	12,482
Selling and distribution expenses	—	66,587	594	—	67,181
General and administrative expenses	4,657	6,651	—	617	11,925
Other (income) expense, net	(9)	295	(123)	—	163
	4,691	907,123	9,254	(5,785)	915,283

Income (loss) from operations	(4,691)	50,166	429	—	45,904

Foreign currency exchange gain	170	29	67	—	266
Interest expense	(5,519)	—	—	—	(5,519)
Interest income	3	50	—	—	53
	(5,346)	79	67	—	(5,200)

Income (loss) before income taxes and equity in net income of affiliates	(10,037)	50,245	496	—	40,704
Income tax (provision) benefit	(14,311)	25	—	—	(14,286)

Income (loss) before equity in net income of affiliates	(24,348)	50,270	496	—	26,418
Equity in net income of affiliates	50,766	—	—	(50,766)	—
Net income	26,418	50,270	496	(50,766)	26,418

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(4)	—	—	—	(4)
Other comprehensive loss, net of tax	(4)	—	—	—	(4)
Comprehensive income	$26,414	$50,270	$496	$(50,766)	$26,414

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$848,515	$3,780	$—	$852,295
Intercompany	—	—	2,920	(2,920)	—
	—	848,515	6,700	(2,920)	852,295

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	746,539	7,692	(3,235)	750,996
Depreciation and amortization	33	8,429	304	—	8,766
Selling and distribution expenses	—	59,461	641	—	60,102
General and administrative expenses	4,045	5,891	—	315	10,251
Other (income) expense, net	5	261	(305)	—	(39)
	4,083	820,581	8,332	(2,920)	830,076

Income (loss) from operations	(4,083)	27,934	(1,632)	—	22,219

Foreign currency exchange loss	(200)	(69)	(22)	—	(291)
Interest expense	(4,781)	—	—	—	(4,781)
Interest income	27	35	—	—	62
	(4,954)	(34)	(22)	—	(5,010)

Income (loss) before income taxes and equity in net income of affiliates	(9,037)	27,900	(1,654)	—	17,209
Income tax provision	(6,797)	—	—	—	(6,797)

Income (loss) before equity in net income of affiliates	(15,834)	27,900	(1,654)	—	10,412
Equity in net income of affiliates	26,246	—	—	(26,246)	—
Net income (loss)	10,412	27,900	(1,654)	(26,246)	10,412

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,411	—	—	—	1,411
Amortization of prior service costs	14	—	—	—	14
Other comprehensive income, net of tax	1,425	—	—	—	1,425
Comprehensive income (loss)	$11,837	$27,900	$(1,654)	$(26,246)	$11,837

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,721,359	$7,008	$—	$1,728,367
Intercompany	—	—	8,350	(8,350)	—
	—	1,721,359	15,358	(8,350)	1,728,367

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	1,491,203	13,879	(8,942)	1,496,140
Depreciation and amortization	77	24,116	609	—	24,802
Selling and distribution expenses	—	124,862	1,249	—	126,111
General and administrative expenses	8,932	13,066	—	592	22,590
Other (income) expense, net	—	(1,335)	(402)	—	(1,737)
	9,009	1,651,912	15,335	(8,350)	1,667,906

Income (loss) from operations	(9,009)	69,447	23	—	60,461

Foreign currency exchange gain	108	38	31	—	177
Interest expense	(11,031)	—	—	—	(11,031)
Interest income	8	115	—	—	123
	(10,915)	153	31	—	(10,731)

Income (loss) before income taxes and equity in net income of affiliates	(19,924)	69,600	54	—	49,730
Income tax (provision) benefit	(17,790)	43	—	—	(17,747)

Income (loss) before equity in net income of affiliates	(37,714)	69,643	54	—	31,983
Equity in net income of affiliates	69,697	—	—	(69,697)	—
Net income	31,983	69,643	54	(69,697)	31,983

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(8)	—	—	—	(8)
Other comprehensive loss, net of tax	(8)	—	—	—	(8)
Comprehensive income	$31,975	$69,643	$54	$(69,697)	$31,975

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,590,898	$6,275	$—	$1,597,173
Intercompany	—	—	5,558	(5,558)	—
	—	1,590,898	11,833	(5,558)	1,597,173

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	1,388,126	13,662	(5,945)	1,395,843
Depreciation and amortization	79	16,553	611	—	17,243
Selling and distribution expenses	—	115,833	1,273	—	117,106
General and administrative expenses	8,148	11,762	—	387	20,297
Other (income) expense, net	7	487	(667)	—	(173)
	8,234	1,532,761	14,879	(5,558)	1,550,316

Income (loss) from operations	(8,234)	58,137	(3,046)	—	46,857

Foreign currency exchange loss	(230)	(113)	(28)	—	(371)
Interest expense	(9,672)	—	—	—	(9,672)
Interest income	55	69	—	—	124
	(9,847)	(44)	(28)	—	(9,919)

Income (loss) before income taxes and equity in net income of affiliates	(18,081)	58,093	(3,074)	—	36,938
Income tax benefit	54,310	—	—	—	54,310

Income (loss) before equity in net income of affiliates	36,229	58,093	(3,074)	—	91,248
Equity in net income of affiliates	55,019	—	—	(55,019)	—
Net income (loss)	91,248	58,093	(3,074)	(55,019)	91,248

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	2,806	—	—	—	2,806
Amortization of prior service costs	28	—	—	—	28
Other comprehensive income, net of tax	2,834	—	—	—	2,834
Comprehensive income (loss)	$94,082	$58,093	$(3,074)	$(55,019)	$94,082

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$129,883	$23	$13	$—	$129,919
Receivables
Trade, less allowances	116	217,253	1,571	—	218,940
Related parties	—	714	—	—	714
Other	11	6,101	261	—	6,373
Inventories	—	405,585	4,980	—	410,565
Deferred income taxes	18,020	—	8	—	18,028
Prepaid expenses and other	3,334	5,271	122	—	8,727
	151,364	634,947	6,955	—	793,266

Property and equipment, net	1,413	346,402	7,543	—	355,358
Timber deposits	—	6,386	—	—	6,386
Deferred financing costs	7,753	—	—	—	7,753
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,230	—	—	10,230
Deferred income taxes	—	—	—	—	—
Other assets	36	8,713	—	—	8,749
Investments in affiliates	770,191	—	—	(770,191)	—
Total assets	$930,757	$1,028,501	$14,498	$(770,191)	$1,203,565

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2014 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$2,716	$200,839	$769	$—	$204,324
Related parties	—	2,378	—	—	2,378
Accrued liabilities	—	—	—	—
Compensation and benefits	21,365	30,877	346	—	52,588
Income taxes payable	9,257	1	(9)	—	9,249
Interest payable	3,297	—	—	—	3,297
Other	1,891	31,749	1,194	—	34,834
	38,526	265,844	2,300	—	306,670

Debt
Long-term debt	301,516	—	—	—	301,516

Other
Compensation and benefits	91,606	—	—	—	91,606
Other long-term liabilities	12,300	4,664	—	—	16,964
	103,906	4,664	—	—	108,570

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	498,945	—	—	—	498,945
Accumulated other comprehensive loss	(55,257)	—	—	—	(55,257)
Retained earnings	142,688	—	—	—	142,688
Subsidiary equity	—	757,993	12,198	(770,191)	—
Total stockholders' equity	486,809	757,993	12,198	(770,191)	486,809
Total liabilities and stockholders' equity	$930,757	$1,028,501	$14,498	$(770,191)	$1,203,565

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$118,198	$25	$26	$—	$118,249
Receivables
Trade, less allowances	13	151,225	1,002	—	152,240
Related parties	17	566	—	—	583
Other	(30)	7,115	183	—	7,268
Inventories	(101)	379,012	4,448	—	383,359
Deferred income taxes	18,143	—	8	—	18,151
Prepaid expenses and other	2,819	4,983	53	—	7,855
	139,059	542,926	5,720	—	687,705

Property and equipment, net	1,113	351,838	8,034	—	360,985
Timber deposits	—	6,266	—	—	6,266
Deferred financing costs	8,334	—	—	—	8,334
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,277	—	—	10,277
Deferred income taxes	760	—	—	—	760
Other assets	36	8,000	—	—	8,036
Investments in affiliates	739,420	—	—	(739,420)	—
Total assets	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$5,396	$133,724	$516	$—	$139,636
Related parties	402	2,082	—	—	2,484
Accrued liabilities
Compensation and benefits	17,262	42,784	481	—	60,527
Income taxes payable	163	1	2	—	166
Interest payable	3,294	—	—	—	3,294
Other	1,258	30,340	1,312	—	32,910
	27,775	208,931	2,311	—	239,017

Debt
Long-term debt	301,613	—	—	—	301,613

Other
Compensation and benefits	96,536	—	—	—	96,536
Other long-term liabilities	10,317	4,222	—	—	14,539
	106,853	4,222	—	—	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	496,593	—	—	—	496,593
Accumulated other comprehensive loss	(55,249)	—	—	—	(55,249)
Retained earnings	110,705	—	—	—	110,705
Subsidiary equity	—	727,977	11,443	(739,420)	—
Total stockholders' equity	452,481	727,977	11,443	(739,420)	452,481
Total liabilities and stockholders' equity	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$31,983	$69,643	$54	$(69,697)	$31,983
Items in net income not using (providing) cash
Equity in net income of affiliates	(69,697)	—	—	69,697	—
Depreciation and amortization, including deferred financing costs and other	892	24,116	608	—	25,616
Stock-based compensation	2,310	—	—	—	2,310
Pension expense	357	—	—	—	357
Deferred income taxes	2,721	—	—	—	2,721
Other	—	(1,729)	—	—	(1,729)
Decrease (increase) in working capital
Receivables	(144)	(65,162)	(647)	—	(65,953)
Inventories	(101)	(26,573)	(532)	—	(27,206)
Prepaid expenses and other	(468)	(2,887)	(69)	—	(3,424)
Accounts payable and accrued liabilities	(1,730)	60,124	(1)	—	58,393
Pension contributions	(780)	—	—	—	(780)
Income taxes payable	11,003	—	(10)	—	10,993
Other	(2,907)	(1,049)	—	—	(3,956)
Net cash provided by (used for) operations	(26,561)	56,483	(597)	—	29,325
Cash provided by (used for) investment
Expenditures for property and equipment	(327)	(21,535)	(109)	—	(21,971)
Proceeds from sales of assets	—	4,637	—	—	4,637
Other	—	40	(8)	—	32
Net cash used for investment	(327)	(16,858)	(117)	—	(17,302)
Cash provided by (used for) financing
Issuances of long-term debt, including revolving credit facility	57,600	—	—	—	57,600
Payments of long-term debt, including revolving credit facility	(57,600)	—	—	—	(57,600)
Financing costs	(11)	—	—	—	(11)
Other	(342)	—	—	—	(342)
Due to (from) affiliates	38,926	(39,627)	701	—	—
Net cash provided by (used for) financing	38,573	(39,627)	701	—	(353)
Net increase (decrease) in cash and cash equivalents	11,685	(2)	(13)	—	11,670
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$129,883	$23	$13	$—	$129,919

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$91,248	$58,093	$(3,074)	$(55,019)	$91,248
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(55,019)	—	—	55,019	—
Depreciation and amortization, including deferred financing costs and other	967	16,553	611	—	18,131
Stock-based compensation	1,073	—	—	—	1,073
Pension expense	5,434	—	—	—	5,434
Deferred income taxes	(66,314)	—	—	—	(66,314)
Other	—	(277)	—	—	(277)
Decrease (increase) in working capital
Receivables	253	(71,768)	28	—	(71,487)
Inventories	—	(41,570)	(974)	—	(42,544)
Prepaid expenses and other	49	(2,474)	(98)	—	(2,523)
Accounts payable and accrued liabilities	(3,104)	40,101	(336)	—	36,661
Pension contributions	(9,970)	—	—	—	(9,970)
Income taxes payable	(877)	1	(5)	—	(881)
Other	(3,397)	(1,148)	(1)	—	(4,546)
Net cash used for operations	(39,657)	(2,489)	(3,849)	—	(45,995)
Cash provided by (used for) investment
Expenditures for property and equipment	—	(13,932)	(110)	—	(14,042)
Proceeds from sales of assets	—	129	417	—	546
Other	1	(3)	12	—	10
Net cash provided by (used for) investment	1	(13,806)	319	—	(13,486)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,599	—	—	—	262,599
Issuances of long-term debt, including revolving credit facility	55,000	—	—	—	55,000
Payments of long-term debt, including revolving credit facility	(80,000)	—	—	—	(80,000)
Financing costs	(321)	—	—	—	(321)
Other	—	—	191	—	191
Due to (from) affiliates	(19,469)	16,296	3,173	—	—
Net cash provided by financing	217,809	16,296	3,364	—	237,469
Net increase (decrease) in cash and cash equivalents	178,153	1	(166)	—	177,988
Balance at beginning of the period	45,680	35	178	—	45,893
Balance at end of the period	$223,833	$36	$12	$—	$223,881

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 30, 2013, we completed the acquisition of Wood Resources LLC Southeast Operations for an aggregate purchase price of $103.0 million, including a post-closing adjustment of $1.0 million based upon a working capital target. These operations consist of two plywood manufacturing facilities located in North Carolina and South Carolina. These facilities enable us to better serve our customers in the eastern and southeastern United States.

Executive Overview

We recorded income from operations of $45.9 million during the three months ended June 30, 2014, compared with income from operations of $22.2 million during the three months ended June 30, 2013. In our Wood Products segment, income increased $8.2 million to $31.2 million for the three months ended June 30, 2014, from $23.0 million for the three months ended June 30, 2013. The improvement in segment income was due primarily to higher plywood sales volumes and higher EWP and lumber sales prices, as well as lower costs of OSB used in the manufacture of I-joists. These improvements in segment income were offset partially by lower plywood sales prices, higher log costs, and an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013. In our Building Materials Distribution segment, income increased $16.1 million to $19.4 million for the three months ended June 30, 2014, from $3.3 million for the three months ended June 30, 2013. The increase in segment income was driven primarily by a higher gross margin of $23.7 million, including an improvement in gross margin percentage of 220 basis points. The relative improvement in gross margin percentage resulted from more stable commodity product pricing during second quarter 2014, compared with a steady decline in commodity prices throughout second quarter 2013. While selling and distribution expenses increased approximately $6.6 million from the higher sales volumes, these costs were relatively flat as a percentage of segment sales. These changes are discussed further in "Our Operating Results" below.

At June 30, 2014, we had $129.9 million of cash and cash equivalents and $342.0 million of unused committed bank line availability under our Revolving Credit Facility. Cash increased $11.7 million during the six months ended June 30, 2014, as cash provided by operations was offset partially by capital spending, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of July 2014, the Blue Chip Economic Indicators consensus forecast for 2014 single- and multi-family housing starts in the U.S. was 1.04 million units, compared with actual housing starts of 0.92 million in 2013 and 0.78 million in 2012, as reported by the U.S. Census Bureau. These amounts are below historical trends of approximately 1.4 million units per year over the 20 years prior to 2014. Single-family housing starts are a primary driver of our sales, and although 2014 housing starts are projected to be higher than in 2013, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product utilization per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

Unemployment rates in the U.S. improved to 6.1% as of June 30, 2014, from 7.5% as of June 30, 2013. We believe continued employment growth, prospective home buyers' increased access to financing, and improved consumer confidence will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience demand below 20-year average historical levels for the products we manufacture and distribute. The housing industry in the U.S. improved in 2013 and 2012, and we remain optimistic that the improvement in demand for our products will continue during the balance of 2014. Future commodity product pricing could be volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(millions)
Sales	$961.2	$852.3	$1,728.4	$1,597.2

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	823.5	751.0	1,496.1	1,395.8
Depreciation and amortization	12.5	8.8	24.8	17.2
Selling and distribution expenses	67.2	60.1	126.1	117.1
General and administrative expenses	11.9	10.3	22.6	20.3
Other (income) expense, net	0.2	—	(1.7)	(0.2)
	915.3	830.1	1,667.9	1,550.3

Income from operations	$45.9	$22.2	$60.5	$46.9

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.7%	88.1%	86.6%	87.4%
Depreciation and amortization	1.3	1.0	1.4	1.1
Selling and distribution expenses	7.0	7.1	7.3	7.3
General and administrative expenses	1.2	1.2	1.3	1.3
Other (income) expense, net	—	—	(0.1)	—
	95.2%	97.4%	96.5%	97.1%

Income from operations	4.8%	2.6%	3.5%	2.9%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(thousands)
U.S. Housing Starts (a)
Single-family	180.2	174.1	313.9	310.2
Multi-family	93.1	70.1	165.4	142.1
	273.3	244.2	479.3	452.3

	(millions)
Segment Sales
Wood Products	$351.0	$280.4	$644.3	$549.6
Building Materials Distribution	758.4	681.5	1,343.9	1,262.6
Intersegment eliminations	(148.2)	(109.6)	(259.8)	(215.1)
	$961.2	$852.3	$1,728.4	$1,597.2

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	3.4	2.7	6.1	5.4
I-joists (equivalent lineal feet)	57	44	97	85
Plywood (sq. ft.) (3/8" basis)	430	355	845	701
Lumber (board feet)	57	52	103	102

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.28	$15.67	$16.16	$15.46
I-joists (1,000 equivalent lineal feet)	1,068	989	1,046	977
Plywood (1,000 sq. ft.) (3/8" basis)	301	328	298	330
Lumber (1,000 board feet)	574	515	572	490

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	48.7%	51.2%	50.3%	52.5%
General line	33.7%	34.5%	32.9%	32.9%
Engineered wood	17.6%	14.3%	16.8%	14.6%

Gross margin percentage (b)	11.3%	9.1%	11.0%	10.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2014, total sales increased $108.9 million, or 13%, to $961.2 million from $852.3 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, total sales increased $131.2 million, or 8%, to $1,728.4 million from $1,597.2 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes for many of the products we manufacture and distribute due to higher levels of residential construction activity. Total U.S. housing starts increased 12% in second quarter 2014, compared with the same period in the prior year. Single-family housing starts, which are a primary driver of our sales and typically result in higher building product utilization per start than multi-family units, experienced an increase of 4% for the quarter, compared with the same period in 2013. Average composite panel and average composite lumber prices for the three months ended June 30, 2014, were 18% and 2% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. Decreases in the prices of oriented strand board (OSB) and dimension lumber were the primary drivers of the decreases within the composite price indexes.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $70.6 million, or 25%, to $351.0 million for the three months ended June 30, 2014, from $280.4 million for the three months ended June 30, 2013. Our acquisition of two plywood manufacturing facilities on September 30, 2013, was the primary factor behind 21% higher plywood sales volumes. The higher plywood sales volumes increased sales by $24.8 million. Volume increases of 29% in I-joists and 28% in laminated veneer lumber (LVL) resulted in sales increases of $12.7 million and $11.8 million, respectively. In addition, sales price increases of 8% in I-joists and 4% in LVL contributed $4.5 million and $2.1 million, respectively, to the increase in sales. Increases in lumber sales prices and lumber sales volumes of 11% and 10%, respectively, resulted in sales increases of $3.3 million and $2.6 million, respectively. The increase in sales volumes also drove an increase in shipping and handling revenue of $5.7 million. The remaining increases were primarily due to higher particleboard and byproduct sales. These increases were offset partially by a decrease of $12.0 million due to 8% lower plywood sales prices.

For the six months ended June 30, 2014, sales, including sales to our Building Materials Distribution segment, increased $94.7 million, or 17%, to $644.3 million from $549.6 million for the same period in the prior year. Our acquisition noted above was the primary factor behind 21% higher plywood sales volumes. The higher plywood sales volumes increased sales by $47.5 million. Volume increases of 14% in I-joists and 13% in LVL resulted in sales increases of $11.5 million and $10.4 million, respectively. In addition, sales price increases of 7% in I-joists and 5% in LVL contributed $6.7 million and $4.3 million, respectively, to the increase in sales. Increases in lumber sales prices of 17% resulted in sales increases of $8.4 million. The increase in sales volumes also drove an increase in shipping and handling revenue of $7.5 million. The remaining increases were due primarily to higher particleboard and byproduct sales. These increases were offset partially by a decrease of $27.2 million due to 10% lower plywood sales prices.

Building Materials Distribution.  Sales increased $76.9 million, or 11%, to $758.4 million for the three months ended June 30, 2014, from $681.5 million for the three months ended June 30, 2013. Compared with the same quarter in the prior year, the overall increase in sales was driven primarily by sales volume increases of 15%, offset partially by a decrease in sales prices of 3%. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 36%, or $35.4 million; general line product sales increased 9%, or $20.8 million; and commodity sales increased 6%, or $20.7 million.

During the six months ended June 30, 2014, sales increased $81.3 million, or 6%, to $1,343.9 million from $1,262.6 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven primarily by sales volume increases of 11%, offset partially by a decrease in sales prices of 4%. By product line, sales of EWP increased 23%, or $41.7 million; general line product sales increased 7%, or $27.0 million; and commodity sales increased 2%, or $12.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $72.5 million, or 10%, to $823.5 million for the three months ended June 30, 2014, compared with $751.0 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including costs for wood, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment, compared with second quarter 2013, offset partially by lower per-unit costs of oriented strand board (OSB), which is used as the vertical web to assemble I-joists, of 39%. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 70 basis points. The decrease in the MLO rate was primarily the result of decreases in wood fiber costs and improved leveraging of labor costs, offset partially by an increase in other manufacturing costs. In our Building Materials Distribution segment, the increase was driven by higher purchased materials costs as a result of higher sales volumes, compared with second quarter 2013. However, the Building Materials Distribution segment MLO rate decreased 220 basis points, compared with second quarter 2013. The decrease in the MLO rate was driven primarily by relatively stable commodity product pricing during second quarter 2014, compared with a steady decline in commodity prices throughout second quarter 2013. In our Building Materials Distribution Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability and lower of cost or market inventory write-downs, as we experienced during second quarter 2013.

For the six months ended June 30, 2014, materials, labor, and other operating expenses (excluding depreciation), increased $100.3 million, or 7%, to $1,496.1 million, compared with $1,395.8 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP and plywood in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 3%, compared with the same period in 2013. However, costs of OSB decreased 36% on a per-unit basis. The MLO rate in our Wood Products segment increased by 60 basis points, primarily as a result of lower plywood sales prices and increases in labor and other manufacturing costs. In addition, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. However, the Building Materials Distribution segment MLO rate decreased 100 basis points, compared with the prior year.

Depreciation and amortization expenses increased $3.7 million, or 42%, to $12.5 million for the three months ended June 30, 2014, compared with $8.8 million during the same period in the prior year. For the six months ended June 30, 2014, these expenses increased $7.6 million, or 44%, to $24.8 million, compared with $17.2 million in the same period in the prior year. The increases in both periods were due primarily to the acquisition of two plywood manufacturing facilities on September 30, 2013, and purchases of property and equipment.

Selling and distribution expenses increased $7.1 million, or 12%, to $67.2 million for the three months ended June 30, 2014, compared with $60.1 million for the same period in the prior year. The increase was due primarily to higher incentive compensation and payroll expenses of $2.9 million and $1.6 million, respectively, as well as increased transportation costs in our Building Materials Distribution segment of $1.9 million. During the six months ended June 30, 2014, selling and distribution expenses increased $9.0 million, or 8%, to $126.1 million, compared with $117.1 million during the same period in 2013. The increase was due primarily to higher payroll and incentive compensation expenses of $2.6 million and $2.5 million, respectively, as well as increased transportation and lease costs in our Building Materials Distribution segment of $2.5 million and $0.6 million, respectively. The increased selling and distribution expenses in both comparative periods were principally a result of increased sales volumes and improved operating results.

General and administrative expenses increased $1.6 million, or 16%, to $11.9 million for the three months ended June 30, 2014, compared with $10.3 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses and professional service expenses of $1.2 million and $0.6 million, respectively. For the six months ended June 30, 2014, these expenses increased $2.3 million, or 11%, to $22.6 million, compared with $20.3 million during the same period in 2013. The increase was due primarily to higher employee-related expenses of $1.2 million, as well as increased professional service and IT related expenses of $0.9 million.

Other (income) expense, net, for the three months ended June 30, 2014 and 2013 was insignificant. For the six months ended June 30, 2014, other (income) expense, net, was $1.7 million of income, which included $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment. Other (income) expense, net, for the six months ended June 30, 2013 was insignificant.

Income From Operations

Income from operations increased $23.7 million to $45.9 million for the three months ended June 30, 2014, compared with $22.2 million for the three months ended June 30, 2013. Income from operations increased $13.6 million to $60.5 million for the six months ended June 30, 2014, compared with $46.9 million for the six months ended June 30, 2013.

Wood Products.  Segment income increased $8.2 million to $31.2 million for the three months ended June 30, 2014, from $23.0 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, segment income increased $0.4 million to $44.3 million from $43.9 million for the six months ended June 30, 2013. The increase in segment income for both comparative periods was due primarily to higher plywood sales volumes and higher EWP and lumber sales prices, as well as lower OSB costs. These improvements in segment income were offset partially by lower plywood sales prices, higher log costs, and an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013.

Building Materials Distribution.  Segment income increased $16.1 million to $19.4 million for the three months ended June 30, 2014, from $3.3 million for the three months ended June 30, 2013. The increase in segment income was driven primarily by a higher gross margin of $23.7 million, including an improvement in gross margin percentage of 220 basis points. The relative improvement in gross margin percentage resulted from more stable commodity product pricing during second quarter 2014 as compared with a steady decline in commodity prices throughout second quarter 2013. While selling and distribution expenses increased approximately $6.6 million from the higher sales volumes, these costs were relatively flat as a percentage of segment sales.

For the six months ended June 30, 2014, segment income improved $14.0 million to $25.3 million from $11.3 million for the six months ended June 30, 2013. The increase in segment income was driven primarily by a higher gross margin of $21.8 million, including an improvement in gross margin percentage of 100 basis points, as well as a $1.6 million gain recorded in other income from the sale of two surplus properties. These improvements in segment income were offset partially by increased selling and distribution expenses of $8.5 million.

Interest Expense

Interest expense increased $0.7 million, or 15%, to $5.5 million for the three months ended June 30, 2014, compared with $4.8 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, interest expense increased $1.3 million, or 14%, to $11.0 million from $9.7 million for the six months ended June 30, 2013. The increases in interest expense in both periods were due primarily to the issuance of an additional $50 million of Senior Notes on August 15, 2013. For more information related to our Senior Notes, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax (Provision) Benefit

For the three and six months ended June 30, 2014, we recorded $14.3 million and $17.7 million, respectively, of income tax expense and had an effective rate of 35.1% and 35.7%, respectively. For the three and six months ended June 30, 2013, excluding the discrete establishment of net deferred tax assets discussed below, we recorded $6.8 million and $14.4 million of income tax expense and had an effective tax rate of 39.5% and 38.9%, respectively. During the three and six months ended June 30, 2014, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic manufacturers' deduction and other tax credits. During the three and six months ended June 30, 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Liquidity and Capital Resources

We ended second quarter 2014 with $129.9 million of cash and cash equivalents and $301.5 million of long-term debt. At June 30, 2014, we had $471.9 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $11.7 million of cash during the six months ended June 30, 2014, as cash provided by operations was offset partially by capital spending, as further discussed below.

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

	Six Months Ended June 30
	2014	2013
	(thousands)
Net cash provided by (used for) operations	$29,325	$(45,995)
Net cash used for investment	(17,302)	(13,486)
Net cash provided by (used for) financing	(353)	237,469

Operating Activities

For the six months ended June 30, 2014, our operating activities generated $29.3 million of cash, compared with $46.0 million of cash used for operations in the same period in 2013. The increase in cash provided by operations was due primarily to a $41.7 million decrease in cash used for working capital, a $13.6 million increase in income from operations, a $9.2 million decrease in pension contributions, and an $8.7 million decrease in cash paid for income taxes. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 39% and 37%, comparing sales for the months of June 2014 and 2013 with sales for the months of December 2013 and 2012, respectively. The increase in inventories in both periods represents normal seasonal inventory build. The increase in accounts payable and accrued liabilities provided $58.4 million of cash during the six months ended June 30, 2014, compared with $36.7 million in the same period a year ago. During the six months ended June 30, 2014, increases in inventory levels led to the increase in accounts payable.

Investment Activities

During the six months ended June 30, 2014 and 2013, we used approximately $22.0 million and $14.0 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2014 to total approximately $52 million to $62 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the six months ended June 30, 2014, we received proceeds of $4.6 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

Financing Activities

During the six months ended June 30, 2014, we borrowed $57.6 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand, resulting in no borrowings outstanding at June 30, 2014.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. In connection with this initial public offering, we received proceeds of approximately $262.6 million, after deducting underwriting discounts and commissions of approximately $19.2 million and offering expenses of approximately $2.3 million.

During the six months ended June 30, 2013, we borrowed $55.0 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand. We used $25.0 million of the net proceeds from our initial public offering to repay the remaining borrowings under our Revolving Credit Facility, resulting in no borrowings outstanding at June 30, 2013.

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

At both June 30, 2014, and December 31, 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings outstanding under the Revolving Credit Facility were $15.6 million during the six months ended June 30, 2014. During the six months ended June 30, 2014, the average interest rate on borrowings was approximately 1.65%.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of Senior Notes through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes in a private offering that was exempt from registration under the Securities Act. The additional $50 million of Senior Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional Senior Notes under the related indenture dated as of October 22, 2012.

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

Off-Balance-Sheet Activities

At June 30, 2014, and December 31, 2013, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2014, there have been no material changes to the guarantees disclosed in our 2013 Form 10-K.

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

Employees

As of July 20, 2014, we had approximately 5,500 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of July 20, 2014, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. At June 30, 2014, there have been no material changes to our critical accounting estimates from those disclosed in our 2013 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. As of June 30, 2014, there have been no material changes in our exposure to market risk from those disclosed in our 2013 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, following the sale of our timberlands, supply agreements (or successor arrangements) were put in place under which we purchase timber at market-based prices. For 2013, approximately 28% of our timber was supplied pursuant to agreements assumed by (or replacement master supply agreements with) Hancock, Molpus, and Rayonier. The supply agreements with these parties will terminate on December 31, 2014, based on notice provided to us from Hancock, Molpus, and Rayonier six months prior to expiration of the applicable agreements. If we are unable to negotiate future purchases for our timber requirements in a particular region to satisfy our timber needs at satisfactory prices, which could include private purchases with other suppliers, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  July 30, 2014

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014

Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (a)	Financial Statements in XBRL Format

(a)    Furnished with this Quarterly Report on Form 10-Q.