Form 10-Q
period 2014-09-30
BOISE CASCADE Co
filed 2014-11-05
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 39,411,711 shares of the registrant's $0.01 par value common stock outstanding on October 31, 2014.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands, except per-share data)
Sales	$983,319	$877,979	$2,711,686	$2,475,152

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	827,890	759,777	2,324,030	2,155,620
Depreciation and amortization	13,203	8,962	38,005	26,205
Selling and distribution expenses	72,714	66,244	198,825	183,350
General and administrative expenses	13,173	12,867	35,763	33,164
Other (income) expense, net	148	(350)	(1,589)	(523)
	927,128	847,500	2,595,034	2,397,816

Income from operations	56,191	30,479	116,652	77,336

Foreign currency exchange gain (loss)	(316)	69	(139)	(302)
Interest expense	(5,514)	(5,174)	(16,545)	(14,846)
Interest income	57	88	180	212
	(5,773)	(5,017)	(16,504)	(14,936)

Income before income taxes	50,418	25,462	100,148	62,400
Income tax (provision) benefit	(18,133)	(9,602)	(35,880)	44,708
Net income	$32,285	$15,860	$64,268	$107,108

Weighted average common shares outstanding:
Basic	39,423	40,625	39,407	40,486
Diluted	39,481	40,640	39,459	40,492

Net income per common share:
Basic	$0.82	$0.39	$1.63	$2.65
Diluted	$0.82	$0.39	$1.63	$2.65

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands)
Net income	$32,285	$15,860	$64,268	$107,108
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of ($2), $890, ($6), and $2,621, respectively	(3)	1,443	(11)	4,249
Amortization of prior service costs, net of tax of $-, $9, $-, and $26, respectively	—	14	—	42
Other comprehensive income (loss), net of tax	(3)	1,457	(11)	4,291
Comprehensive income	$32,282	$17,317	$64,257	$111,399

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2014	December 31, 2013
	(thousands)
ASSETS
Current
Cash and cash equivalents	$169,974	$118,249
Receivables
Trade, less allowances of $2,422 and $2,509	212,801	152,240
Related parties	1,111	583
Other	7,164	7,268
Inventories	398,871	383,359
Deferred income taxes	20,302	18,151
Prepaid expenses and other	8,855	7,855
Total current assets	819,078	687,705

Property and equipment, net	362,500	360,985
Timber deposits	11,304	6,266
Deferred financing costs	7,453	8,334
Goodwill	21,823	21,823
Intangible assets, net	10,207	10,277
Deferred income taxes	—	760
Other assets	8,734	8,036
Total assets	$1,241,099	$1,104,186

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2014	December 31, 2013
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$185,420	$139,636
Related parties	2,975	2,484
Accrued liabilities
Compensation and benefits	69,695	60,527
Income taxes payable	13,055	166
Interest payable	8,076	3,294
Other	40,011	32,910
Total current liabilities	319,232	239,017

Debt
Long-term debt	301,466	301,613

Other
Compensation and benefits	81,198	96,536
Other long-term liabilities	18,178	14,539
	99,376	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,274 and 43,229 shares issued, respectively	433	432
Treasury stock, 3,864 shares at cost	(100,000)	(100,000)
Additional paid-in capital	500,879	496,593
Accumulated other comprehensive loss	(55,260)	(55,249)
Retained earnings	174,973	110,705
Total stockholders' equity	521,025	452,481
Total liabilities and stockholders' equity	$1,241,099	$1,104,186

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2014	2013
	(thousands)
Cash provided by (used for) operations
Net income	$64,268	$107,108
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	39,223	27,573
Stock-based compensation	4,186	1,862
Pension expense	597	8,104
Deferred income taxes	1,913	(65,095)
Other	(1,609)	(628)
Decrease (increase) in working capital, net of acquisitions
Receivables	(61,002)	(63,987)
Inventories	(15,512)	(36,440)
Prepaid expenses and other	(1,695)	(1,624)
Accounts payable and accrued liabilities	62,003	50,011
Pension contributions	(11,675)	(10,352)
Income taxes payable	14,883	2,218
Other	(7,482)	(862)
Net cash provided by operations	88,098	17,888

Cash provided by (used for) investment
Expenditures for property and equipment	(40,860)	(29,935)
Acquisitions of businesses and facilities	—	(102,002)
Proceeds from sales of assets	4,726	1,536
Other	41	9
Net cash used for investment	(36,093)	(130,392)

Cash provided by (used for) financing
Net proceeds from issuance of common stock	—	262,488
Treasury stock purchased	—	(100,000)
Issuances of long-term debt, including revolving credit facility	57,600	130,000
Payments of long-term debt, including revolving credit facility	(57,600)	(80,000)
Financing costs	(11)	(1,854)
Other	(269)	193
Net cash provided by (used for) financing	(280)	210,827

Net increase in cash and cash equivalents	51,725	98,323

Balance at beginning of the period	118,249	45,893

Balance at end of the period	$169,974	$144,216

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following the initial public offering, the common stock held by Boise Cascade Holdings, L.L.C. (BC Holdings) represented 68.7% of our outstanding common stock. In the July 2013 and November 2013 secondary offerings, we registered a combined 18,050,000 shares of common stock sold by BC Holdings. Concurrent with the close of the July 2013 secondary offering, we also repurchased 3,864,062 shares of common stock from BC Holdings (the Repurchase). Following the secondary offerings and the Repurchase, the common stock held by BC Holdings represented 19.8% of our outstanding common stock.    On March 3, 2014, BC Holdings distributed its remaining ownership in Boise Cascade common stock to its members.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2014, and December 31, 2013, we had $4.8 million and $4.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At September 30, 2014, and December 31, 2013, we had $28.0 million and $24.2 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.3 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively, and $12.9 million and $11.1 million for the nine months ended September 30, 2014 and 2013, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories include the following (work in process is not material):

	September 30, 2014	December 31, 2013
	(thousands)
Finished goods and work in process	$313,335	$292,218
Logs	56,877	65,423
Other raw materials and supplies	28,659	25,718
	$398,871	$383,359

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2014	December 31, 2013
	(thousands)
Land	$36,819	$37,345
Buildings	95,039	91,594
Improvements	42,253	41,372
Office equipment and vehicles	86,711	80,340
Machinery and equipment	393,080	380,456
Construction in progress	20,041	10,063
	673,943	641,170
Less accumulated depreciation	(311,443)	(280,185)
	$362,500	$360,985

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of September 30, 2014, and December 31, 2013, we held $130.4 million and $85.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2014, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $312.0 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar traded debt (Level 2 measurement).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both September 30, 2014, and December 31, 2013, the receivables from a single customer accounted for approximately 13% of total receivables. No other customer accounted for 10% or more of total receivables.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.	Income Taxes

Income Tax Provision

For the three and nine months ended September 30, 2014, we recorded $18.1 million and $35.9 million, respectively, of income tax expense and had an effective rate of 36.0% and 35.8%, respectively. As a result of our conversion to a corporation in February 2013, we recorded net deferred tax assets of $68.7 million, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations for the nine months ended September 30, 2013. Excluding the discrete establishment of net deferred tax assets, we recorded $9.6 million and $24.0 million, respectively, of income tax expense and had an effective tax rate of 37.7% and 38.4%, respectively, for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic manufacturers' deduction and other tax credits. During the three and nine months ended September 30, 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

During the nine months ended September 30, 2014 and 2013, cash paid for taxes, net of refunds received, was $19.1 million and $17.8 million, respectively.

Income Tax Uncertainties

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of September 30, 2014, we had an insignificant amount of unrecognized tax benefits recorded on our Consolidated Balance Sheets, and we do not expect a significant change over the next 12 months. We had no unrecognized tax benefits recorded as of December 31, 2013. During the three and nine months ended September 30, 2014 and 2013, we did not record any interest or penalties related to uncertain tax positions.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands, except per-share data)
Net income	$32,285	$15,860	$64,268	$107,108
Weighted average common shares outstanding during the period (for basic calculation)	39,423	40,625	39,407	40,486
Dilutive effect of other potential common shares	58	15	52	6
Weighted average common shares and potential common shares (for diluted calculation)	39,481	40,640	39,459	40,492

Net income per common share - Basic	$0.82	$0.39	$1.63	$2.65
Net income per common share - Diluted	$0.82	$0.39	$1.63	$2.65

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares and 0.2 million shares of common stock, respectively, in the three months ended September 30, 2014 and 2013, and 0.3 million shares and 0.2 million shares of common stock, respectively, in the nine months ended September 30, 2014 and 2013. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

	Pro Forma
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(unaudited, thousands, except per-share data)
Sales	$911,481	$2,581,828
Net income (a)	$17,639	$114,254
Net income per common share - Basic and Diluted (b)	$0.45	$3.05
___________________________________

(a)
The nine months ended September 30, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation in connection with our initial public offering.

(b)
For the three and nine months ended September 30, 2013, the pro forma weighted average common shares outstanding has been computed to give effect to the repurchase of 3,864,062 shares of Boise Cascade common stock from BC Holdings on July 30, 2013, as if such transaction had occurred on January 1, 2013.

6.	Debt

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(thousands)
Asset-based revolving credit facility	$—	$—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,476	1,623
Long-term debt	$301,466	$301,613

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

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at September 30, 2014, was $328.2 million.

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

At both September 30, 2014, and December 31, 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings outstanding under the Revolving Credit Facility were $15.6 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the average interest rate on borrowings was approximately 1.65%.

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

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of Senior Notes in a private placement that was exempt from registration under the Securities Act. The additional $50 million of Senior Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional Senior Notes under the related indenture dated as of October 22, 2012.

On May 8, 2013 and November 26, 2013, we completed offers to exchange any and all of our $250 million and $50 million, respectively, outstanding Senior Notes for a like principal amount of new 6.375% Senior Notes due 2020 having substantially identical terms to those of the Senior Notes. $250 million and $49,990,000 in aggregate principal amount (or 100% and 99.98%, respectively) of the outstanding Senior Notes were tendered and accepted for exchange upon closing of the related exchange offers and have been registered under the Securities Act.

Cash Paid for Interest

For the nine months ended September 30, 2014 and 2013, cash payments for interest were $10.4 million and $8.5 million, respectively.

7.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands)
Service cost	$433	$672	$1,248	$2,014
Interest cost	5,050	4,667	15,130	13,959
Expected return on plan assets	(5,238)	(5,025)	(15,764)	(14,807)
Amortization of actuarial (gain) loss	(5)	2,333	(17)	6,870
Amortization of prior service costs	—	23	—	68
Net periodic benefit cost	$240	$2,670	$597	$8,104

In the first nine months of 2014, we contributed $11.7 million in cash to the pension plans. For the remainder of 2014, we expect to make approximately $0.4 million in additional cash contributions to the pension plans.

8.	Stock-Based Compensation

In February 2013, we granted three types of stock-based awards under the 2013 Incentive Compensation Plan (2013 Incentive Plan): performance stock units (PSUs), restricted stock units (RSUs), and stock options. In February 2014, we granted two types of stock-based awards under the 2013 Incentive Plan: PSUs and RSUs.

PSU and RSU Awards

During the nine months ended September 30, 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2014 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the nine months ended September 30, 2013, we granted 90,124 PSUs to our officers and other employees, subject to performance and service conditions. During the 2013 performance period, participants earned 112% of the target based on Boise Cascade’s 2013 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the nine months ended September 30, 2014, we granted an aggregate of 125,661 RSUs to our officers, other employees, and nonemployee directors with only service conditions. During the nine months ended September 30, 2013, we granted an aggregate of 14,161 RSUs to our nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the nine months ended September 30, 2014, the total fair value of PSUs vested was $1.6 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the nine months ended September 30, 2014:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2013	90,124	$26.65	14,161	$26.65
Performance true-up	10,767	26.65	—	—
Vested	(55,619)	26.65	(14,161)	26.65
Granted	100,692	30.32	125,661	30.26
Forfeited	(7,968)	28.93	(10,225)	30.32
Outstanding, September 30, 2014	137,996	$29.20	115,436	$30.25

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees, subject to service conditions. The stock options generally vest and become exercisable on a pro rata basis over a three-year period from the date of grant. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. The following is a summary of our stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2013	161,257	$27.19
Exercised	(3,019)	27.19
Cancelled/Forfeited	(11,627)	27.19
Outstanding, September 30, 2014	146,611	$27.19	8.4	$433
Vested and expected to vest, September 30, 2014	135,996	$27.19	8.4	$401
Exercisable, September 30, 2014	50,107	$27.19	8.4	$148

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands)
PSUs	$1,152	$511	$2,202	$1,205
RSUs	550	81	1,434	192
Stock options	174	197	550	465
Total	$1,876	$789	$4,186	$1,862

The related tax benefit for the nine months ended September 30, 2014 and 2013, was $1.6 million and $0.7 million, respectively. As of September 30, 2014, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $5.2 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.5 years.

9.    Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands)
Beginning Balance	$(55,257)	$(118,395)	$(55,249)	$(121,229)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of ($2), $899, ($6), and $2,647, respectively (a)	(3)	1,457	(11)	4,291
Ending Balance	$(55,260)	$(116,938)	$(55,260)	$(116,938)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 7, Retirement and Benefit Plans.

10.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include information technology, accounting, and human resource transactional services. The Outsourcing Services Agreement is currently scheduled to expire on February 22, 2016. The agreement automatically renews for successive one-year terms unless either party provides notice of termination to the other party at least 12 months in advance of the expiration date. The Outsourcing Services Agreement gives us (but not PCA) the right to terminate all or any portion of the services provided to us on 30 days' notice. Total expenses incurred under the Outsourcing Services Agreement were $3.8 million and $4.0 million, respectively, for the three months ended September 30, 2014 and 2013, and $11.6 million and $11.9 million, respectively, for the nine months ended September 30, 2014 and 2013.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $7.0 million and $5.0 million, respectively, during the three months ended September 30, 2014 and 2013, and $21.3 million and $16.5 million, respectively, during the nine months ended September 30, 2014 and 2013. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.9 million and $18.1 million, respectively, during the three months ended September 30, 2014 and 2013, and $56.9 million and $50.7 million, respectively, during the nine months ended September 30, 2014 and 2013. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended September 30, 2014
Wood Products	$210.0	$145.8	$355.7	$40.6	$10.7	$51.3
Building Materials Distribution	773.4	—	773.4	21.1	2.4	23.5
Corporate and Other	—	—	—	(5.8)	—	(5.8)
Intersegment eliminations	—	(145.8)	(145.8)	—	—	—
	$983.3	$—	$983.3	55.9	$13.2	$69.1
Interest expense				(5.5)
Interest income				0.1
				$50.4

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended September 30, 2013
Wood Products	$156.5	$126.7	$283.2	$17.9	$6.7	$24.6
Building Materials Distribution	721.5	—	721.5	17.9	2.2	20.1
Corporate and Other	—	—	—	(5.2)	—	(5.2)
Intersegment eliminations	—	(126.7)	(126.7)	—	—	—
	$878.0	$—	$878.0	30.5	$9.0	$39.5
Interest expense				(5.2)
Interest income				0.1
				$25.5

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Nine Months Ended September 30, 2014
Wood Products	$594.5	$405.5	$1,000.0	$84.9	$30.7	$115.6
Building Materials Distribution	2,117.2	0.1	2,117.3	46.3	7.1	53.5
Corporate and Other	—	—	—	(14.7)	0.1	(14.6)
Intersegment eliminations	—	(405.6)	(405.6)	—	—	—
	$2,711.7	$—	$2,711.7	116.5	$38.0	$154.5
Interest expense				(16.5)
Interest income				0.2
				$100.1

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Nine Months Ended September 30, 2013
Wood Products	$491.1	$341.8	$832.8	$61.8	$19.5	$81.2
Building Materials Distribution	1,984.1	—	1,984.1	29.1	6.6	35.8
Corporate and Other	—	—	—	(13.9)	0.1	(13.8)
Intersegment eliminations	—	(341.8)	(341.8)	—	—	—
	$2,475.2	$—	$2,475.2	77.0	$26.2	$103.2
Interest expense				(14.8)
Interest income				0.2
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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(millions)
Net income(1)	$32.3	$15.9	$64.3	$107.1
Interest expense	5.5	5.2	16.5	14.8
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Income tax provision (benefit)(1)	18.1	9.6	35.9	(44.7)
Depreciation and amortization	13.2	9.0	38.0	26.2
EBITDA	$69.1	$39.5	$154.5	$103.2
 _______________________________________

(1)	The nine months ended September 30, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 6, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2014, there have been no material changes to the commitments disclosed in the 2013 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2014, there have been no material changes to the guarantees disclosed in the 2013 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$979,797	$3,522	$—	$983,319
Intercompany	—	—	5,082	(5,082)	—
	—	979,797	8,604	(5,082)	983,319

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	825,634	7,551	(5,295)	827,890
Depreciation and amortization	44	12,868	291	—	13,203
Selling and distribution expenses	—	72,092	622	—	72,714
General and administrative expenses	5,444	7,516	—	213	13,173
Other (income) expense, net	(13)	246	(85)	—	148
	5,475	918,356	8,379	(5,082)	927,128

Income (loss) from operations	(5,475)	61,441	225	—	56,191

Foreign currency exchange loss	(192)	(81)	(43)	—	(316)
Interest expense	(5,514)	—	—	—	(5,514)
Interest income	7	50	—	—	57
	(5,699)	(31)	(43)	—	(5,773)

Income (loss) before income taxes and equity in net income of affiliates	(11,174)	61,410	182	—	50,418
Income tax (provision) benefit	(18,164)	31	—	—	(18,133)

Income (loss) before equity in net income of affiliates	(29,338)	61,441	182	—	32,285
Equity in net income of affiliates	61,623	—	—	(61,623)	—
Net income	32,285	61,441	182	(61,623)	32,285

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	(3)	—	—	—	(3)
Comprehensive income	$32,282	$61,441	$182	$(61,623)	$32,282

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$873,834	$4,145	$—	$877,979
Intercompany	—	—	3,462	(3,462)	—
	—	873,834	7,607	(3,462)	877,979

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	755,757	7,713	(3,693)	759,777
Depreciation and amortization	30	8,632	300	—	8,962
Selling and distribution expenses	—	65,635	609	—	66,244
General and administrative expenses	5,422	7,214	—	231	12,867
Other (income) expense, net	(158)	3	(195)	—	(350)
	5,294	837,241	8,427	(3,462)	847,500

Income (loss) from operations	(5,294)	36,593	(820)	—	30,479

Foreign currency exchange gain (loss)	(3)	39	33	—	69
Interest expense	(5,174)	—	—	—	(5,174)
Interest income	18	70	—	—	88
	(5,159)	109	33	—	(5,017)

Income (loss) before income taxes and equity in net income of affiliates	(10,453)	36,702	(787)	—	25,462
Income tax (provision) benefit	(9,708)	128	(22)	—	(9,602)

Income (loss) before equity in net income of affiliates	(20,161)	36,830	(809)	—	15,860
Equity in net income of affiliates	36,021	—	—	(36,021)	—
Net income (loss)	15,860	36,830	(809)	(36,021)	15,860

Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial loss	1,443	—	—	—	1,443
Amortization of prior service costs	14	—	—	—	14
Other comprehensive income, net of tax	1,457	—	—	—	1,457
Comprehensive income (loss)	$17,317	$36,830	$(809)	$(36,021)	$17,317

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,701,156	$10,530	$—	$2,711,686
Intercompany	—	—	13,432	(13,432)	—
	—	2,701,156	23,962	(13,432)	2,711,686

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	2,316,837	21,430	(14,237)	2,324,030
Depreciation and amortization	121	36,984	900	—	38,005
Selling and distribution expenses	—	196,954	1,871	—	198,825
General and administrative expenses	14,376	20,582	—	805	35,763
Other (income) expense, net	(13)	(1,089)	(487)	—	(1,589)
	14,484	2,570,268	23,714	(13,432)	2,595,034

Income (loss) from operations	(14,484)	130,888	248	—	116,652

Foreign currency exchange loss	(84)	(43)	(12)	—	(139)
Interest expense	(16,545)	—	—	—	(16,545)
Interest income	15	165	—	—	180
	(16,614)	122	(12)	—	(16,504)

Income (loss) before income taxes and equity in net income of affiliates	(31,098)	131,010	236	—	100,148
Income tax (provision) benefit	(35,954)	74	—	—	(35,880)

Income (loss) before equity in net income of affiliates	(67,052)	131,084	236	—	64,268
Equity in net income of affiliates	131,320	—	—	(131,320)	—
Net income	64,268	131,084	236	(131,320)	64,268

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(11)	—	—	—	(11)
Other comprehensive loss, net of tax	(11)	—	—	—	(11)
Comprehensive income	$64,257	$131,084	$236	$(131,320)	$64,257

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,464,732	$10,420	$—	$2,475,152
Intercompany	—	—	9,020	(9,020)	—
	—	2,464,732	19,440	(9,020)	2,475,152

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	2,143,883	21,375	(9,638)	2,155,620
Depreciation and amortization	109	25,185	911	—	26,205
Selling and distribution expenses	—	181,468	1,882	—	183,350
General and administrative expenses	13,570	18,976	—	618	33,164
Other (income) expense, net	(151)	490	(862)	—	(523)
	13,528	2,370,002	23,306	(9,020)	2,397,816

Income (loss) from operations	(13,528)	94,730	(3,866)	—	77,336

Foreign currency exchange gain (loss)	(233)	(74)	5	—	(302)
Interest expense	(14,846)	—	—	—	(14,846)
Interest income	73	139	—	—	212
	(15,006)	65	5	—	(14,936)

Income (loss) before income taxes and equity in net income of affiliates	(28,534)	94,795	(3,861)	—	62,400
Income tax (provision) benefit	44,602	128	(22)	—	44,708

Income (loss) before equity in net income of affiliates	16,068	94,923	(3,883)	—	107,108
Equity in net income of affiliates	91,040	—	—	(91,040)	—
Net income (loss)	107,108	94,923	(3,883)	(91,040)	107,108

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	4,249	—	—	—	4,249
Amortization of prior service costs	42	—	—	—	42
Other comprehensive income, net of tax	4,291	—	—	—	4,291
Comprehensive income (loss)	$111,399	$94,923	$(3,883)	$(91,040)	$111,399

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$169,918	$28	$28	$—	$169,974
Receivables
Trade, less allowances	179	211,544	1,078	—	212,801
Related parties	—	1,111	—	—	1,111
Other	36	6,879	249	—	7,164
Inventories	—	394,251	4,620	—	398,871
Deferred income taxes	20,294	—	8	—	20,302
Prepaid expenses and other	3,339	5,433	83	—	8,855
	193,766	619,246	6,066	—	819,078

Property and equipment, net	1,586	353,596	7,318	—	362,500
Timber deposits	—	11,304	—	—	11,304
Deferred financing costs	7,453	—	—	—	7,453
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,207	—	—	10,207
Other assets	36	8,698	—	—	8,734
Investments in affiliates	764,529	—	—	(764,529)	—
Total assets	$967,370	$1,024,874	$13,384	$(764,529)	$1,241,099

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2014 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$6,209	$178,443	$768	$—	$185,420
Related parties	—	2,975	—	—	2,975
Accrued liabilities	—	—	—	—
Compensation and benefits	22,208	47,064	423	—	69,695
Income taxes payable	13,059	1	(5)	—	13,055
Interest payable	8,076	—	—	—	8,076
Other	405	38,342	1,264	—	40,011
	49,957	266,825	2,450	—	319,232

Debt
Long-term debt	301,466	—	—	—	301,466

Other
Compensation and benefits	81,198	—	—	—	81,198
Other long-term liabilities	13,724	4,454	—	—	18,178
	94,922	4,454	—	—	99,376

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	500,879	—	—	—	500,879
Accumulated other comprehensive loss	(55,260)	—	—	—	(55,260)
Retained earnings	174,973	—	—	—	174,973
Subsidiary equity	—	753,595	10,934	(764,529)	—
Total stockholders' equity	521,025	753,595	10,934	(764,529)	521,025
Total liabilities and stockholders' equity	$967,370	$1,024,874	$13,384	$(764,529)	$1,241,099

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$118,198	$25	$26	$—	$118,249
Receivables
Trade, less allowances	13	151,225	1,002	—	152,240
Related parties	17	566	—	—	583
Other	(30)	7,115	183	—	7,268
Inventories	(101)	379,012	4,448	—	383,359
Deferred income taxes	18,143	—	8	—	18,151
Prepaid expenses and other	2,819	4,983	53	—	7,855
	139,059	542,926	5,720	—	687,705

Property and equipment, net	1,113	351,838	8,034	—	360,985
Timber deposits	—	6,266	—	—	6,266
Deferred financing costs	8,334	—	—	—	8,334
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,277	—	—	10,277
Deferred income taxes	760	—	—	—	760
Other assets	36	8,000	—	—	8,036
Investments in affiliates	739,420	—	—	(739,420)	—
Total assets	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$5,396	$133,724	$516	$—	$139,636
Related parties	402	2,082	—	—	2,484
Accrued liabilities
Compensation and benefits	17,262	42,784	481	—	60,527
Income taxes payable	163	1	2	—	166
Interest payable	3,294	—	—	—	3,294
Other	1,258	30,340	1,312	—	32,910
	27,775	208,931	2,311	—	239,017

Debt
Long-term debt	301,613	—	—	—	301,613

Other
Compensation and benefits	96,536	—	—	—	96,536
Other long-term liabilities	10,317	4,222	—	—	14,539
	106,853	4,222	—	—	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	496,593	—	—	—	496,593
Accumulated other comprehensive loss	(55,249)	—	—	—	(55,249)
Retained earnings	110,705	—	—	—	110,705
Subsidiary equity	—	727,977	11,443	(739,420)	—
Total stockholders' equity	452,481	727,977	11,443	(739,420)	452,481
Total liabilities and stockholders' equity	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$64,268	$131,084	$236	$(131,320)	$64,268
Items in net income not using (providing) cash
Equity in net income of affiliates	(131,320)	—	—	131,320	—
Depreciation and amortization, including deferred financing costs and other	1,339	36,984	900	—	39,223
Stock-based compensation	4,186	—	—	—	4,186
Pension expense	597	—	—	—	597
Deferred income taxes	1,913	—	—	—	1,913
Other	(40)	(1,569)	—	—	(1,609)
Decrease (increase) in working capital
Receivables	(232)	(60,628)	(142)	—	(61,002)
Inventories	(101)	(15,239)	(172)	—	(15,512)
Prepaid expenses and other	(353)	(1,312)	(30)	—	(1,695)
Accounts payable and accrued liabilities	5,848	56,008	147	—	62,003
Pension contributions	(11,675)	—	—	—	(11,675)
Income taxes payable	14,889	—	(6)	—	14,883
Other	(3,016)	(4,466)	—	—	(7,482)
Net cash provided by (used for) operations	(53,697)	140,862	933	—	88,098
Cash provided by (used for) investment
Expenditures for property and equipment	(514)	(40,174)	(172)	—	(40,860)
Proceeds from sales of assets	—	4,726	—	—	4,726
Other	—	55	(14)	—	41
Net cash used for investment	(514)	(35,393)	(186)	—	(36,093)
Cash provided by (used for) financing
Issuances of long-term debt, including revolving credit facility	57,600	—	—	—	57,600
Payments of long-term debt, including revolving credit facility	(57,600)	—	—	—	(57,600)
Financing costs	(11)	—	—	—	(11)
Other	(269)	—	—	—	(269)
Due to (from) affiliates	106,211	(105,466)	(745)	—	—
Net cash provided by (used for) financing	105,931	(105,466)	(745)	—	(280)
Net increase in cash and cash equivalents	51,720	3	2	—	51,725
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$169,918	$28	$28	$—	$169,974

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2013 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$107,108	$94,923	$(3,883)	$(91,040)	$107,108
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(91,040)	—	—	91,040	—
Depreciation and amortization, including deferred financing costs and other	1,477	25,185	911	—	27,573
Stock-based compensation	1,862	—	—	—	1,862
Pension expense	8,104	—	—	—	8,104
Deferred income taxes	(65,095)	—	—	—	(65,095)
Other	(161)	(490)	23	—	(628)
Decrease (increase) in working capital, net of acquisitions
Receivables	(853)	(62,955)	(179)	—	(63,987)
Inventories	—	(36,395)	(45)	—	(36,440)
Prepaid expenses and other	14	(1,568)	(70)	—	(1,624)
Accounts payable and accrued liabilities	2,660	47,466	(115)	—	50,011
Pension contributions	(10,352)	—	—	—	(10,352)
Income taxes payable	2,221	(12)	9	—	2,218
Other	(1,239)	378	(1)	—	(862)
Net cash provided by (used for) operations	(45,294)	66,532	(3,350)	—	17,888
Cash provided by (used for) investment
Expenditures for property and equipment	(223)	(29,374)	(338)	—	(29,935)
Acquisitions of businesses and facilities	—	(102,002)	—	—	(102,002)
Proceeds from sales of assets	831	288	417	—	1,536
Other	—	4	5	—	9
Net cash provided by (used for) investment	608	(131,084)	84	—	(130,392)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—	—	—	262,488
Treasury stock purchased	(100,000)	—	—	—	(100,000)
Issuances of long-term debt, including revolving credit facility	130,000	—	—	—	130,000
Payments of long-term debt, including revolving credit facility	(80,000)	—	—	—	(80,000)
Financing costs	(1,854)	—	—	—	(1,854)
Other	—	—	193	—	193
Due to (from) affiliates	(67,445)	64,545	2,900	—	—
Net cash provided by financing	143,189	64,545	3,093	—	210,827
Net increase (decrease) in cash and cash equivalents	98,503	(7)	(173)	—	98,323
Balance at beginning of the period	45,680	35	178	—	45,893
Balance at end of the period	$144,183	$28	$5	$—	$144,216

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We recorded income from operations of $56.2 million during the three months ended September 30, 2014, compared with income from operations of $30.5 million during the three months ended September 30, 2013. In our Wood Products segment, income increased $22.7 million to $40.6 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013. The improvement was due primarily to higher plywood, EWP, and lumber sales prices and higher plywood and EWP sales volumes. These improvements in segment income were offset partially by an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013. In our Building Materials Distribution segment, income increased $3.2 million to $21.1 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013. The increase in segment income was driven primarily by a higher gross margin of $9.3 million, including an improvement in gross margin percentage of 40 basis points. This improvement in segment income was offset partially by increased selling and distribution expenses of $5.5 million. These changes are discussed further in "Our Operating Results" below.

At September 30, 2014, we had $170.0 million of cash and cash equivalents and $328.2 million of unused committed bank line availability under our Revolving Credit Facility. Cash increased $51.7 million during the nine months ended September 30, 2014, as cash provided by operations was offset partially by capital spending, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of October 2014, the Blue Chip Economic Indicators consensus forecast for 2014 single- and multi-family housing starts in the U.S. was 1.01 million units, compared with actual housing starts of 0.92 million in 2013 and 0.78 million in 2012, as reported by the U.S. Census Bureau. These amounts are below historical trends of approximately 1.4 million units per year over the 20 years prior to 2014. Single-family housing starts are a primary driver of our sales, and although housing starts are projected to be higher in 2014 than in 2013, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product usage per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

The unemployment rate in the U.S. improved to 5.9% as of September 30, 2014, from 7.2% as of September 30, 2013. We believe continued employment growth, prospective home buyers' increased access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to experience seasonally slower demand in the fourth quarter of 2014. On an annual basis, the housing industry in the U.S. improved in 2013 and 2012. This improvement in U.S. housing starts has continued into 2014 and we remain optimistic that the improvement in demand for our products will continue through 2015, but at forecasted levels below the 20-year historical average. Future commodity product pricing could be volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further.

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

•	cost of compliance with government regulations, in particular environmental regulations;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	the need to successfully implement succession plans for certain members of our senior management team;

•	restrictive covenants contained in our debt agreements;

•	our ability to successfully and efficiently complete and integrate potential acquisitions;

•	our reliance on Packaging Corporation of America (PCA) for many of our administrative services;

•	disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	severe weather phenomena such as drought, hurricanes, tornadoes, and fire;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2013 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(millions)
Sales	$983.3	$878.0	$2,711.7	$2,475.2

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	827.9	759.8	2,324.0	2,155.6
Depreciation and amortization	13.2	9.0	38.0	26.2
Selling and distribution expenses	72.7	66.2	198.8	183.4
General and administrative expenses	13.2	12.9	35.8	33.2
Other (income) expense, net	0.1	(0.4)	(1.6)	(0.5)
	927.1	847.5	2,595.0	2,397.8

Income from operations	$56.2	$30.5	$116.7	$77.3

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	84.2%	86.5%	85.7%	87.1%
Depreciation and amortization	1.3	1.0	1.4	1.1
Selling and distribution expenses	7.4	7.5	7.3	7.4
General and administrative expenses	1.3	1.5	1.3	1.3
Other (income) expense, net	—	—	(0.1)	—
	94.3%	96.5%	95.7%	96.9%

Income from operations	5.7%	3.5%	4.3%	3.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(thousands)
U.S. Housing Starts (a)
Single-family	176.7	164.9	492.9	475.1
Multi-family	103.5	78.1	268.0	220.1
	280.2	243.0	760.9	695.2

	(millions)
Segment Sales
Wood Products	$355.7	$283.2	$1,000.0	$832.8
Building Materials Distribution	773.4	721.5	2,117.3	1,984.1
Intersegment eliminations	(145.8)	(126.7)	(405.6)	(341.8)
	$983.3	$878.0	$2,711.7	$2,475.2

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	3.6	3.0	9.7	8.4
I-joists (equivalent lineal feet)	56	51	153	135
Plywood (sq. ft.) (3/8" basis)	396	344	1,241	1,045
Lumber (board feet)	57	50	160	152

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.59	$15.85	$16.32	$15.60
I-joists (1,000 equivalent lineal feet)	1,095	1,017	1,064	992
Plywood (1,000 sq. ft.) (3/8" basis)	335	303	309	321
Lumber (1,000 board feet)	546	515	563	498

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	47.7%	49.5%	49.3%	51.4%
General line	34.8%	33.9%	33.6%	33.3%
Engineered wood	17.5%	16.6%	17.1%	15.3%

Gross margin percentage (b)	12.0%	11.6%	11.4%	10.6%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2014, total sales increased $105.3 million, or 12%, to $983.3 million from $878.0 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, total sales increased $236.5 million, or 10%, to $2,711.7 million from $2,475.2 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes for many of the products we manufacture and distribute due to higher levels of residential construction activity. In third quarter 2014, total U.S. housing starts increased 15%, with single-family starts up 7% from the same period in 2013. On a year-to-date basis through September 2014, total housing starts increased 9%, with single-family starts up 4% from the same period in 2013. Single-family housing starts are a primary driver of our sales and typically result in higher building product usage per start than multi-family units. Average composite lumber and average composite panel prices for the three months ended September 30, 2014, were 11% and 5% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. However, for the nine months ended September 30, 2014, average composite lumber prices were only up 1%, with average composite panel prices down 15%, compared with the same period in the prior year. A decrease in the prices of oriented strand board (OSB) was the primary driver of the decrease within the composite panel price index.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $72.5 million, or 26%, to $355.7 million for the three months ended September 30, 2014, from $283.2 million for the three months ended September 30, 2013. Plywood sales volumes increased 15%, contributing $15.9 million to the increase in sales, with volumes from our acquisition of two plywood manufacturing facilities on September 30, 2013, more than offsetting a decline in sales volumes to home improvement centers. Higher plywood sales prices of 11% also increased sales by $12.4 million. Volume increases of 20% in laminated veneer lumber (LVL) and 12% in I-joists resulted in sales increases of $9.6 million and $6.0 million, respectively. In addition, sales price increases of 8% in I-joists and 5% in LVL contributed $4.4 million and $2.7 million, respectively, to the increase in sales. Increases in lumber sales volumes and lumber sales prices of 14% and 6%, respectively, resulted in sales increases of $3.5 million and $1.8 million, respectively. The increase in sales volumes also drove an increase in shipping and handling revenue. The remaining increases were primarily due to higher particleboard and byproduct sales.

For the nine months ended September 30, 2014, sales, including sales to our Building Materials Distribution segment, increased $167.2 million, or 20%, to $1,000.0 million from $832.8 million for the same period in the prior year. Higher plywood sales volumes of 19% increased sales by $63.1 million, with the net volume increases driven by our acquisition of two plywood manufacturing facilities on September 30, 2013, offset partially by a decline in sales volumes to home improvement centers. Volume increases of 15% in LVL and 13% in I-joists resulted in sales increases of $20.0 million and $17.5 million, respectively. In addition, sales price increases of 7% in I-joists and 5% in LVL contributed $11.1 million and $7.0 million, respectively, to the increase in sales. Increases in lumber sales prices and lumber sales volumes of 13% and 5%, respectively, resulted in sales increases of $10.3 million and $4.0 million, respectively. The increase in sales volumes also drove an increase in shipping and handling revenue. The remaining increases were due primarily to higher particleboard and byproduct sales. These increases were offset partially by a decrease of $14.4 million due to 4% lower plywood sales prices.

Building Materials Distribution.  Sales increased $51.9 million, or 7%, to $773.4 million for the three months ended September 30, 2014, from $721.5 million for the three months ended September 30, 2013. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 4% and 3%, respectively. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 13%, or $15.8 million; general line product sales increased 10%, or $24.0 million; and commodity sales increased 3%, or $12.1 million.

During the nine months ended September 30, 2014, sales increased $133.2 million, or 7%, to $2,117.3 million from $1,984.1 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume increases of 8%, offset partially by a decrease in sales prices of 1%. By product line, sales of EWP increased 19%, or $57.7 million; general line product sales increased 8%, or $51.5 million; and commodity sales increased 2%, or $24.0 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $68.1 million, or 9%, to $827.9 million for the three months ended September 30, 2014, compared with $759.8 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including costs for wood, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment, compared with third quarter 2013, offset partially by lower per-unit costs of oriented strand board (OSB), which is used as the vertical web to assemble I-joists, of 19%. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 540 basis points. The decrease in the MLO rate was primarily the result of higher sales prices of plywood, EWP, and lumber which resulted in improved leveraging of wood fiber and other manufacturing costs. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with third quarter 2013. The Building Materials Distribution segment MLO rate decreased 40 basis points, compared with third quarter 2013.

For the nine months ended September 30, 2014, materials, labor, and other operating expenses (excluding depreciation), increased $168.4 million, or 8%, to $2,324.0 million, compared with $2,155.6 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment, as well as slightly higher per-unit log costs, compared with the same period in 2013. However, costs of OSB decreased 31% on a per-unit basis. The MLO rate in our Wood Products segment decreased by 150 basis points, primarily as a result of higher sales prices of EWP and lumber, which resulted in improved leveraging of wood fiber and other manufacturing costs. In addition, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. However, the Building Materials Distribution segment MLO rate decreased 80 basis points, compared with the prior year, driven primarily by relatively stable commodity product pricing during second quarter 2014, compared with a steady decline in commodity prices throughout second quarter 2013. In our Building Materials Distribution Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability and lower of cost or market inventory write-downs, as we experienced during second quarter 2013.

Depreciation and amortization expenses increased $4.2 million, or 47%, to $13.2 million for the three months ended September 30, 2014, compared with $9.0 million during the same period in the prior year. For the nine months ended September 30, 2014, these expenses increased $11.8 million, or 45%, to $38.0 million, compared with $26.2 million in the same period in the prior year. The increases in both periods were due primarily to the acquisition of two plywood manufacturing facilities on September 30, 2013, and purchases of property and equipment.

Selling and distribution expenses increased $6.5 million, or 10%, to $72.7 million for the three months ended September 30, 2014, compared with $66.2 million for the same period in the prior year. The increase was due primarily to higher payroll and incentive compensation expenses of $2.1 million and $1.7 million, respectively, as well as increased transportation costs in our Building Materials Distribution segment of $1.7 million. During the nine months ended September 30, 2014, selling and distribution expenses increased $15.4 million, or 8%, to $198.8 million, compared with $183.4 million during the same period in 2013. The increase was due primarily to higher payroll and incentive compensation expenses of $4.7 million and $4.2 million, respectively, as well as increased transportation and lease costs in our Building Materials Distribution segment of $4.2 million and $0.6 million, respectively. The increased selling and distribution expenses in both comparative periods were principally a result of increased sales volumes and improved operating results.

General and administrative expenses increased $0.3 million, or 2%, to $13.2 million for the three months ended September 30, 2014, compared with $12.9 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses of $1.1 million, offset partially by a decrease in professional service expenses of $0.6 million. For the nine months ended September 30, 2014, these expenses increased $2.6 million, or 8%, to $35.8 million, compared with $33.2 million during the same period in 2013. The increase was due primarily to higher employee-related expenses of $2.3 million.

Other (income) expense, net, for the three months ended September 30, 2014 and 2013, was insignificant. For the nine months ended September 30, 2014, other (income) expense, net, was $1.6 million of income, which included $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment. Other (income) expense, net, for the nine months ended September 30, 2013, was insignificant.

Income From Operations

Income from operations increased $25.7 million to $56.2 million for the three months ended September 30, 2014, compared with $30.5 million for the three months ended September 30, 2013. Income from operations increased $39.4 million to $116.7 million for the nine months ended September 30, 2014, compared with $77.3 million for the nine months ended September 30, 2013.

Wood Products.  Segment income increased $22.7 million to $40.6 million for the three months ended September 30, 2014, compared with $17.9 million for the three months ended September 30, 2013. The improvement was due primarily to higher plywood, EWP, and lumber sales prices and higher plywood and EWP sales volumes. These improvements in segment income were offset partially by an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013.

For the nine months ended September 30, 2014, segment income increased $23.1 million to $84.9 million from $61.8 million for the nine months ended September 30, 2013. The increase in segment income for both comparative periods was due primarily to higher plywood sales volumes and higher EWP and lumber sales prices, as well as lower OSB costs. These improvements in segment income were offset partially by lower plywood sales prices, higher log costs, and an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013.

Building Materials Distribution.  Segment income increased $3.2 million to $21.1 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013. The increase in segment income was driven primarily by a higher gross margin of $9.3 million, including an improvement in gross margin percentage of 40 basis points. The margin improvement was offset partially by increased selling and distribution expenses of $5.5 million.

For the nine months ended September 30, 2014, segment income improved $17.2 million to $46.3 million from $29.1 million for the nine months ended September 30, 2013. The increase in segment income was driven primarily by a higher gross margin of $31.1 million, including an improvement in gross margin percentage of 80 basis points, as well as a $1.6 million gain in other income from the sale of two surplus properties. These improvements were offset partially by increased selling and distribution expenses of $14.0 million.

Interest Expense

Interest expense increased $0.3 million, or 7%, to $5.5 million for the three months ended September 30, 2014, compared with $5.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, interest expense increased $1.7 million, or 11%, to $16.5 million from $14.8 million for the nine months ended September 30, 2013. The increases in interest expense in both periods were due primarily to the issuance of an additional $50 million of Senior Notes on August 15, 2013. For more information related to our Senior Notes, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax (Provision) Benefit

For the three and nine months ended September 30, 2014, we recorded $18.1 million and $35.9 million, respectively, of income tax expense and had an effective rate of 36.0% and 35.8%, respectively. For the three and nine months ended September 30, 2013, excluding the discrete establishment of net deferred tax assets discussed below, we recorded $9.6 million and $24.0 million of income tax expense and had an effective tax rate of 37.7% and 38.4%, respectively. During the three and nine months ended September 30, 2014, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic manufacturers' deduction and other tax credits. During the three and nine months ended September 30, 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Liquidity and Capital Resources

We ended third quarter 2014 with $170.0 million of cash and cash equivalents and $301.5 million of long-term debt. At September 30, 2014, we had $498.2 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $51.7 million of cash during the nine months ended September 30, 2014, as cash provided by operations was offset partially by capital spending, as further discussed below.

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

	Nine Months Ended September 30
	2014	2013
	(thousands)
Net cash provided by operations	$88,098	$17,888
Net cash used for investment	(36,093)	(130,392)
Net cash provided by (used for) financing	(280)	210,827

Operating Activities

For the nine months ended September 30, 2014, our operating activities generated $88.1 million of cash, compared with $17.9 million in the same period in 2013. The increase in cash provided by operations was due primarily to a $35.8 million decrease in cash used for working capital and a $39.3 million increase in income from operations, offset partially by a $1.3 million increase in pension contributions and a $1.3 million increase in cash paid for income taxes. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 35% and 38%, comparing sales for the months of September 2014 and 2013 with sales for the months of December 2013 and 2012, respectively. The increase in inventories in both periods represents normal seasonal inventory build. The increase in accounts payable and accrued liabilities provided $62.0 million of cash during the nine months ended September 30, 2014, compared with $50.0 million in the same period a year ago. During the nine months ended September 30, 2014, increases in inventory levels led to the increase in accounts payable. In addition, we have accrued more incentive compensation during the nine months ended September 30, 2014, compared with the same period in 2013.

Investment Activities

During the nine months ended September 30, 2014 and 2013, we used $40.9 million and $29.9 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2014 to total approximately $52 million to $62 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the nine months ended September 30, 2014, we received proceeds of $4.7 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

Financing Activities

During the nine months ended September 30, 2014, we borrowed $57.6 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand, resulting in no borrowings outstanding at September 30, 2014.

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

Off-Balance-Sheet Activities

At September 30, 2014, and December 31, 2013, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2013 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2014, there have been no material changes to the guarantees disclosed in our 2013 Form 10-K.

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

Employees

As of October 26, 2014, we had approximately 5,520 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of October 26, 2014, we had nine collective bargaining agreements. Fewer than 1% of our total employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. At September 30, 2014, there have been no material changes to our critical accounting estimates from those disclosed in our 2013 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K. As of September 30, 2014, there have been no material changes in our exposure to market risk from those disclosed in our 2013 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  November 5, 2014

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2014

Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document