Form 10-K
period 2014-12-31
BOISE CASCADE Co
filed 2015-02-25
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

Large accelerated filer ☒                            Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $950,211,543.

There were 39,477,611 shares of the registrant's $0.01 par value common stock outstanding on February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•
General economic conditions, including but not limited to housing starts, repair-and-remodeling activity, light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, household formation rates, and mortgage availability and pricing, as well as other consumer financing mechanisms, that ultimately affect demand for our products;

•	The highly competitive nature of our industry;

•	Availability and affordability of raw materials, including wood fiber and glues and resins;

•	Material disruptions and/or major equipment failure at our manufacturing facilities;

•	The impact of actuarial assumptions and regulatory activity on pension costs and pension funding requirements;

•	The financial condition and creditworthiness of our customers;

•	The cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•
Our reliance on a wholly-owned subsidiary of Packaging Corporation of America (PCA) for many of our administrative services and our ability to successfully transition these services from PCA to newly hired employees (many of whom we expect to transition from PCA to Boise Cascade employment);

•	Concentration of our sales among a relatively small group of customers;

•	Substantial ongoing capital investment costs and the difficulty in offsetting fixed costs related to our recent capital investments if the housing market does not recover further;

•
Our indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Declines in demand for our products due to competing technologies or materials;

•	Exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	Restrictive covenants contained in our debt agreements;

•	Disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	The need to successfully formulate and implement succession plans for certain members of our senior management team;

•	Our ability to successfully and efficiently complete and integrate potential acquisitions; and

•	Fluctuations in the market for our equity.

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

PART I

ITEM 1.    BUSINESS

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States. As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. We believe we are the second largest manufacturer of plywood and engineered wood products (EWP). We also believe we are one of the largest stocking wholesale distributors of building products in the United States. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. We believe our large, vertically-integrated operations provide us with significant advantages over less integrated competitors and position us to optimally serve our customers. Our operations began on October 29, 2004, when we acquired the forest products assets of OfficeMax. We completed an initial public offering of our common stock on February 11, 2013.

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

Segments

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. We present information pertaining to our segments, including product sales, customer concentration, and the geographic areas in which we operate, in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Wood Products

Products

We manufacture structural and industrial plywood panels. In addition, we manufacture EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce studs, particleboard, and ponderosa pine lumber.
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2014	2013	2012	2011	2010
	(millions)
Capacity (a)
Plywood (sq. ft.) (3/8" basis) (b)	2,380	2,380	1,630	1,500	1,475
Laminated veneer lumber (LVL) (cubic feet) (c)	27.5	27.5	27.5	27.5	27.5
Lumber (board feet) (d)	270	255	235	200	180
Production
Plywood (sq. ft.) (3/8" basis) (b)	1,973	1,647	1,482	1,240	1,183
Laminated veneer lumber (LVL) (cubic feet) (c)	20.1	17.2	14.2	10.7	10.0
I‑joists (equivalent lineal feet) (c)	201	178	149	112	105
Lumber (board feet) (d)	218	197	196	152	149
_______________________________________

(a)	Estimated annual capacity at the end of each year.

(b)	In September 2013, we purchased two plywood manufacturing facilities, one in Chester, South Carolina, and one in Moncure, North Carolina.

Approximately 19%, 17%, 15%, 12%, and 11%, respectively, of the plywood we produced in 2014, 2013, 2012, 2011, and 2010 was utilized internally to produce LVL.

(c)	A portion of LVL production is used to manufacture I-joists at two EWP plants. Capacity is based on LVL production only.

(d)	In February 2012, we purchased a lumber facility in Arden, Washington.

The following table sets forth segment sales, segment income (loss), depreciation and amortization, and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2014	2013	2012	2011 (a)	2010 (b)
	(millions)
Segment sales (c)	$1,317.0	$1,134.1	$943.3	$712.5	$687.4

Segment income (loss)	$108.4	$77.7	$55.8	$(15.1)	$(8.1)
Segment depreciation and amortization	41.5	28.7	24.4	28.4	27.1
Segment EBITDA (d)	$149.8	$106.3	$80.2	$13.3	$19.0
_______________________________________

(a)	In 2011, segment loss included $2.6 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho, and noncash asset write-downs.

(b)	In 2010, segment loss and EBITDA included $0.5 million of income for cash received from a litigation settlement related to vendor product pricing.

(c)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

(d)
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

Facilities

Our Wood Products segment operates nine plywood and veneer plants, six of which manufacture inputs used in our EWP facilities. In addition, we operate four EWP facilities, the two most significant of which have a high degree of raw material and manufacturing integration with our plywood and veneer facilities. We also operate five sawmills and one particleboard plant.

Raw Materials and Input Costs

Wood fiber. The primary raw material in our Wood Products segment is wood fiber. For the year ended December 31, 2014, wood fiber accounted for approximately 44% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods, pine, and hardwood logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities and purchased from third parties, as well as stress-rated lumber and OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets.
Timber comprised approximately 80% of our wood fiber costs during 2014, and we satisfy our timber requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public timber auctions. A significant portion of our timber (24% in 2014) was supplied through a series of long-term fiber supply agreements. These agreements with Hancock Natural Resources Group, Inc. (Hancock) and Rayonier Louisiana Timberlands, LLC (Rayonier) terminated on December 31, 2014. A similar agreement with Molpus Woodlands Group LLC (Molpus) also terminated on December 31, 2014, but has been replaced by a five year fiber supply agreement with similar terms. We expect to replace our timber requirements previously sourced from the terminated Hancock and Rayonier agreements from various timber sellers, including private purchases with other suppliers, open-market purchases, and purchases from governmental sources.
We bid in auctions conducted by federal, state, and local authorities for the purchase of timber, generally at fixed prices, under contracts with terms of generally one to three years. In 2014, approximately 18% of our timber was supplied under government contracts. The remainder of our log supply in 2014 was supplied through private purchases directly from timber owners or through dealers.

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

The cost of timber is strongly correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with the increase in product prices driving increases in timber costs. Because wood fiber is a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of timber. Generally, increases in the cost of timber lag product price increases, as improved manufacturer profitability often leads to increased demand for timber. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities.

Our aggregate cost of obtaining timber is also affected by fuel costs and the distance of the fiber source from our facilities, as we are often required to transport the timber we purchase from the source to our facilities.

Other raw materials and energy costs. We use a significant quantity of various resins and glues in our manufacturing processes. Resin and glue product costs are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase resins and glues, other raw materials, and energy used to manufacture our products in both the open market and through supply contracts. The contracts are generally with regional suppliers who agree to supply all of our needs for a certain raw material or energy within the applicable region. These contracts have terms of various lengths and typically contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

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

In 2014, plywood, EWP, and lumber accounted for 42%, 37%, and 9%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 40% of our Wood Products segment's overall sales in 2014. In 2014, 27%, 66%, and 11% of our Wood Products segment's plywood, EWP, and lumber sales volumes, respectively, were to our Building Materials Distribution segment.
The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2014	2013	2012	2011	2010
	(millions)
Plywood (sq. ft.) (3/8" basis) (a)	1,651	1,473	1,356	1,106	1,088
Laminated veneer lumber (LVL) (cubic feet) (b)	12.4	11.1	9.1	7.1	6.6
I-joists (equivalent lineal feet)	193	179	145	110	106
Lumber (board feet)	212	199	188	153	149
_______________________________________

(a)    Excludes plywood produced and used in the manufacture of LVL.

(b)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

Segment Strategy

Grow Our Operations With a Focus on Expanding Our Capacity in EWP
We have expanded our market position in EWP by utilizing our large-scale manufacturing position, comprehensive customer service, design support capabilities, and efficient distribution network. We expect to see further increases in EWP demand as a result of the on-going recovery in housing construction and intend to take advantage of these increases by expanding our capacity through capital investments in low-cost, internal veneer manufacturing. We have also developed strategic relationships with third-party veneer suppliers to support additional EWP production as needed. Additionally, we have grown and intend to continue to grow our Wood Products business through strategic acquisitions.
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

Building Materials Distribution

Products

We sell a broad line of building materials, including EWP, OSB, plywood, lumber, and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP and plywood, we purchase most of these building materials from a vendor base of more than 1,100 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, Louisiana-Pacific, and Georgia-Pacific, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair and remodeling of existing housing, and the construction of light industrial and commercial buildings.

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2014	2013	2012	2011 (a)	2010 (b)
	(millions)
Segment sales	$2,786.7	$2,599.6	$2,190.2	$1,779.4	$1,778.0

Segment income	$56.7	$39.9	$24.0	$2.0	$11.6
Segment depreciation and amortization	9.8	9.2	8.8	8.4	7.5
Segment EBITDA (c)	$66.5	$49.2	$32.9	$10.4	$19.1
_______________________________________

(a)	In 2011, segment income and EBITDA included $1.2 million of noncash asset write-downs.

(b)	In 2010, segment income and EBITDA included $4.1 million of income for cash received from a litigation settlement related to vendor product pricing.

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

Facilities

Our Building Materials Distribution segment operates a nationwide network of 32 building materials distribution facilities throughout the United States. We also operate a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. In 2014, we opened a new facility in Kansas City, Missouri, and expanded our Greensboro, North Carolina, facility. In 2013, we expanded our Minneapolis, Minnesota, Boise, Idaho, and Chicago, Illinois, facilities. In early 2012, we also completed facility expansions in Dallas, Texas, and Greenland, New Hampshire.
Sales, Marketing, and Distribution

We market our building materials primarily to retail lumberyards and home improvement centers that then sell the products to end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction and repair-and-remodeling projects. We also market our products to a wide variety of industrial accounts, which use our products to assemble cabinets, doors, agricultural bins, crating, and other products used in industrial and construction applications. We believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price and term arrangements and offer excellent customer service on top brands in the building materials industry. We also believe our broad product line provides our customers with an efficient, one-stop resource for their building materials needs. We also have expertise in special-order sourcing and merchandising support, which is a key service for our home improvement center customers that choose not to stock certain items in inventory.
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
Segment Strategy

Grow Market Share

We intend to grow our Building Materials Distribution business in existing markets by adding products and services to better serve our customers. We also plan to opportunistically expand our Building Materials Distribution business. Sales in our Building Materials Distribution segment are strongly correlated with new residential construction and residential improvements in the United States. We will continue to grow our Building Materials Distribution business by opportunistically acquiring facilities, adding new products, opening new locations, relocating and expanding capacity at existing facilities, and capturing local market share through our superior supply chain capabilities and customer service.

Further Differentiate Our Products and Services

We seek to continue to differentiate ourselves from our competitors by providing a broad line of high-quality products and superior customer service. Throughout the housing downturn, we believe we have grown market share by strengthening relationships with our customers, stocking sufficient inventory, and retaining our primary sales team. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. Our national distribution platform, coupled with the manufacturing capabilities of our Wood Products segment, differentiates us from most of our competitors and is critical to servicing retail lumberyards, home improvement centers, and industrial accounts locally, regionally, and nationally. Additionally, this system allows us to procure product more efficiently and to develop and maintain stronger relationships with our vendors. Because of these relationships and our national presence, we believe many of our vendors have offered us favorable pricing and provide us with enhanced product introductions and ongoing marketing support.

Corporate and Other

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We purchase many of these corporate staff services under an Outsourcing Services Agreement from a wholly-owned subsidiary of Packaging Corporation of America (PCA). On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amends the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. For those services scheduled to be terminated, the expiration dates are planned to occur between March 2015 and December 2015. Services for which the Amendment does not provide expiration dates will generally continue under the same terms and conditions of the Agreement. These administration services, including information technology, accounting, and human resource transactional services, will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. See "Item 1A. Risk Factors" and Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information.

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2014, our top ten customers represented approximately 28% of our sales, with our largest customer, Home Depot, accounting for approximately 9% of our sales. At December 31, 2014, receivables from Home Depot accounted for approximately 11% of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

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
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our national wholesale distribution competitors include BlueLinx Holdings Inc. and Weyerhaeuser Company. Regional wholesale distribution competitors include Cedar Creek, OrePac, and U.S. Lumber Group. We also compete with wholesale brokers and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We also distribute products for some manufacturers that engage in direct sales. In recent years, there has been consolidation among retail lumberyards. As the customer base consolidates, this dynamic could affect our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
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

Employees

As of February 15, 2015, we had approximately 5,670 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of February 15, 2015, we had nine collective bargaining agreements. None of our employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Trademarks

We maintain many trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks include BOISE CASCADE® and the TREE-IN-A-CIRCLE® logo, which are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. We believe these key trademarks to be of significant importance to our business.

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

Executive Officers of the Registrant

Below is a list of names, ages, and a brief account of the business experience of our executive officers and key members of management, each as of February 20, 2015.

Name	Age	Position
Executive Officers:
Thomas E. Carlile	63	Chief Executive Officer and Director
Thomas K. Corrick	59	Chief Operating Officer
Wayne M. Rancourt	52	Executive Vice President, Chief Financial Officer, and Treasurer
Daniel G. Hutchinson	63	Executive Vice President, Wood Products Manufacturing
Nick Stokes	57	Executive Vice President, Building Materials Distribution
John T. Sahlberg	61	Senior Vice President, Human Resources and General Counsel
Kelly E. Hibbs	48	Vice President and Controller
Key Management:
Dennis R. Huston	62	Vice President of Sales and Marketing, Engineered Wood Products
Frank Elfering	48	Vice President of Purchasing, Building Materials Distribution
Rich Viola	57	Vice President of Sales and Marketing, Building Materials Distribution

Thomas E. Carlile, Chief Executive Officer and Director

Mr. Carlile became our chief executive officer and a director of BC Holdings in August 2009. He became one of our directors in February 2013 in connection with our initial public offering. Mr. Carlile previously served as our executive vice president and chief financial officer from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as senior vice president and chief financial officer. Mr. Carlile has served as a member of the board of directors of IDACORP, Inc. and Idaho Power Company since March 2014. Mr. Carlile received a bachelor's degree in accounting from Boise State University and completed the Stanford Executive Program. Mr. Carlile's position as our chief executive officer allows him to advise the board of directors on management's perspective over a full range of issues affecting the company. Mr. Carlile has elected to retire from the company, effective March 6, 2015.

Thomas K. Corrick, Chief Operating Officer

Mr. Corrick will become our chief executive officer on March 6, 2015. He has served as our chief operating officer since November 2014. Prior to his appointment as chief operating officer, Mr. Corrick served as the executive vice president of Wood Products since June 2014 and previously served as senior vice president, Wood Products, from August 2012 to June 2014. Prior to that he served as senior vice president, Engineered Wood Products, from February 2011 to August 2012, and vice president, Engineered Wood Products, from January 2005 to February 2011. From October 2004 to January 2005, he served as the general manager of Engineered Wood Products. Mr. Corrick received both his bachelor's and master's degrees in business administration from Texas Christian University.
Wayne M. Rancourt, Executive Vice President, Chief Financial Officer, and Treasurer

Mr. Rancourt became our executive vice president, chief financial officer, and treasurer in November 2014. Mr. Rancourt served as senior vice president, chief financial officer, and treasurer from August 2009 to November 2014. Prior to that, he previously served as our vice president, treasurer and investor relations from February 2008 to August 2009, following the divestiture of our paper and packaging businesses. From October 2004 to January 2008, he served as vice president and treasurer. Mr. Rancourt received a B.S. degree in accounting from Central Washington University.

Daniel G. Hutchinson, Executive Vice President, Wood Products Manufacturing

Mr. Hutchinson became our executive vice president of Wood Products in November 2014. Prior to that, Mr. Hutchinson served as vice president of operations for Wood Products Manufacturing from August 2012 to November 2014. He previously served as general manager of operations for our Engineered Wood Products business from 2008 to August 2012. From 2007 to 2008, he served as our Engineered Wood Products national accounts manager. Mr. Hutchinson received bachelor's degrees in accounting and finance from the University of Idaho and an M.B.A. from Washington State University.
Nick Stokes, Executive Vice President, Building Materials Distribution

Mr. Stokes became our executive vice president, Building Materials Distribution, in March 2014. Prior to that he served as the division's senior vice president from February 2011 to March 2014. From October 2004 to February 2011, Mr. Stokes served as vice president, Building Materials Distribution. Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.
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
Many of the building products we produce or distribute, including OSB, plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices could be volatile in response to operating rates and inventory levels in various distribution channels. Commodity price volatility affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in substantial declines in profitability.
Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction activity remained substantially below average historical levels during 2014 and so did demand for many of the products we manufacture and distribute. There is significant uncertainty regarding the timing and extent of a recovery to average historical levels in such construction activity and resulting product demand levels. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.
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
Some of the businesses with which we compete are part of larger companies and therefore have access to greater financial and other resources than we do. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can. In addition, certain suppliers to our distribution business also sell and distribute their products directly to our customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to end users in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

Our manufacturing operations may have difficulty obtaining wood fiber at favorable prices or at all.

Wood fiber is our principal raw material, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2014. Wood fiber is a commodity, and prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for timber exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of timber supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high timber costs may impair the cost competitiveness of our manufacturing facilities.
In certain regions in which we operate, a substantial portion of our timber is purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect timber and fiber supply from both government and private lands. Availability of harvested timber and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. If we are unable to negotiate purchases for our timber requirements in a particular region to satisfy our timber needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.
We also purchase OSB, which is used as the vertical web to assemble I-joists, from third parties. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2014. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs may lead to significantly higher costs of our I-joist production.

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
Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•	equipment failure, particularly a press at one of our major EWP production facilities;

•	fires, floods, earthquakes, hurricanes, or other catastrophes;

•	unscheduled maintenance outages;

•	utility, information technology, telephonic, and transportation infrastructure disruptions;

•	labor difficulties;

•	other operational problems; or

•	ecoterrorism or threats of ecoterrorism.
Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements would be impaired, resulting in lower sales and net income.
Because approximately 40% of our Wood Products sales in 2014 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business.

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
Our earnings may be negatively affected by the amount of income or expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the present value of our liabilities increase, potentially increasing pension expense and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. At December 31, 2014, the net underfunded status of our defined benefit pension plans was $149.8 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Adverse housing market conditions may increase the credit risk from our customers.
Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers' financial position. If our customers' financial positions become impaired, it could impair our ability to fully collect receivables from such customers and negatively affect our operating results, cash flow, and liquidity.
We depend on third parties for transportation services and increases in costs or limited availability of transportation could adversely affect our business and operations.
Our business depends on the transportation of a large number of products, via railroad or truck. We rely primarily on third parties for transportation of the products we manufacture or distribute and for the delivery of our raw materials. In addition, we are subject to seasonal capacity constraints and weather related delays for both rail and truck transportation.
If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost.
Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships, and have a material adverse effect on our operating results, cash flows, and financial condition.
In addition, an increase in transportation rates or fuel surcharges could adversely affect our sales, profitability, and cash flows.
We rely on PCA for many of our administrative services. Certain key services are scheduled to terminate during 2015.

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of PCA provides a number of corporate staff services to us. These services include, but are not limited to, information technology, accounting, and human resource transactional services. On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amends the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. For those services scheduled to be terminated, the expiration dates are planned to occur between March 2015 and December 2015. Services for which the Amendment does not provide expiration dates will generally continue under the same terms and conditions of the Agreement. During the transition period, we cannot be assured that the staff providing such services will remain with PCA or that there will not be a disruption in the continuity or level of service provided. In addition, if we are unable to successfully transition these services from PCA to newly hired employees (many of whom we expect to transition from PCA to Boise Cascade employment), our business and compliance activities and results of operations could be substantially and negatively affected.

A significant portion of our sales are concentrated with a small number of customers.
For the year ended December 31, 2014, our top ten customers represented approximately 28% of our sales, with one customer accounting for approximately 9% of sales. At December 31, 2014, receivables from such customer accounted for approximately 11% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
Our operations require substantial capital, and recent significant capital investments have increased fixed costs, which could negatively affect our profitability.
In recent years, we have completed a number of capital investments, including the replacement or rebuild of veneer dryers (or improvements to our manufacturing equipment), increasing our outdoor storage acreage, and leasing additional warehouse space. These capital investments have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not continue to recover and revenues do not improve to offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the Environmental Protection

Agency (EPA) finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment will be subject to one or more of these regulations and must be in compliance with the applicable rules by early 2016. We are currently undertaking a complete review of the revised rules to assess how they will affect our operations. Even with the revised rules finalized, considerable uncertainty still exists, as the EPA has recently proposed some changes to the regulations, and there are legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, including the capital and operating costs required to comply. Based upon our current understanding of the regulations, we expect to spend approximately $4 million to $6 million in capital over the next year to comply with the applicable rules.
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
We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures to the extent we are not indemnified by third parties. For example, in connection with prior transactions, certain third parties are generally obligated to indemnify us in the event they are unable to fully discharge environmental liabilities assumed by them, as well as to indemnify us for hazardous substance releases and other environmental violations that occurred prior to such transactions. However, these third parties may not have sufficient funds to fully satisfy their indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by them. For additional information on how environmental regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Some of our products are vulnerable to declines in demand due to competing technologies or materials.
Our products may compete with nonfiber-based alternatives or with alternative products in certain market segments. For example, plastic, concrete, steel, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our Wood Products segment such as plywood, EWP, and lumber. Changes in prices for oil, chemicals, and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. As the use of these alternatives grows, demand for our products may decline.
Our principal manufactured products are also subject to substitution from other wood-based products, such as EWP facing competition from numerous dimension lumber producers or plywood losing further market share to OSB in residential and non-residential applications.
In addition, building code provisions have been implemented in certain jurisdictions to address concerns for fire fighter safety related to the collapse of floors during residential fires. The I-joists that we manufacture are subject to this code change. As local jurisdictions adopt the new code, I-joists will be competitively disadvantaged in houses that are built with ground floors over unfinished basements and could be subject to substitution by dimension lumber or other products. If we are unable to successfully develop solutions that meet the code requirements and gain acceptance in the marketplace, the demand for our I-joists could be materially affected, negatively impacting our financial condition, operating results, and cash flows.

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, and other claims.
We may be involved in product liability, product warranty, casualty, construction defect, and other claims relating to the products we manufacture and distribute, and services we provide that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

Labor disruptions or increased labor costs could adversely affect our business.
We could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability. As of February 15, 2015, we had approximately 5,670 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of February 15, 2015, we had nine collective bargaining agreements. None of our employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.
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
In addition, our revolving credit facility provides that if an event of default occurs or excess availability under our revolving credit facility drops below a threshold amount equal to the greater of 10% of the aggregate commitments under our revolving credit facility or $35 million (and until such time as excess availability for two consecutive fiscal months exceeds that threshold amount and no event of default has occurred and is continuing), we will be required to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0, determined on a trailing twelve-month basis.
Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.
Cyber security risks related to the technology that manages our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business.

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties (including PCA) may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.

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
Our key managers are important to our success and may be difficult to replace because they have a significant amount of experience in forest products manufacturing and building materials distribution. While our senior management team has considerable experience, certain members of our management team are nearing or have reached normal retirement age. The failure to successfully formulate and implement succession plans could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.
Our growth strategy includes pursuing strategic acquisitions. We may be unable to successfully complete potential acquisitions or efficiently integrate acquired operations.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission (SEC);

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry, and market conditions;

•	strategic actions by us, our customers, or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	material litigation or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	changes in key personnel;

•	sales of common stock by us or members of our management team;

•	the granting or exercise of employee stock options;

•	volume of trading in our common stock (which may be impacted by future sales or repurchases of our common stock); and

•	the impact of the facts described elsewhere in "Item 1A. Risk Factors" of this Form 10-K.
In addition, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

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

We have elected in our certificate of incorporation not to be subject to Section 203 of the General Corporation Law of the State of Delaware (DGCL), an antitakeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation's voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we are not subject to any antitakeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203.

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

We are subject to the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we are required to disclose changes made in our internal controls and procedures on a quarterly basis, as well as perform an assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. To comply with the requirements of being a public company, we have undertaken various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal control could divert our management's attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm attested to the effectiveness of our internal controls over financial reporting for the first time beginning with fiscal 2014. In the future, our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed, or operating. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404 of the Sarbanes-Oxley Act, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Commission staff.

ITEM 2.    PROPERTIES

Our properties are well-maintained and are suitable for the operations for which they are used. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

The following is a list of our facilities by segment as of February 20, 2015. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 20, 2015:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	9	Louisiana (2), North Carolina, Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	4	Louisiana, Oregon, Idaho, and Canada
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

Building Materials Distribution

We lease and own properties in our Building Materials Distribution business. All of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. The following table summarizes our 33 Building Materials Distribution facilities as of February 20, 2015:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned/Leased	230,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	87,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	68,000
Atlanta, Georgia	Owned/Leased	192,000
Boise, Idaho	Owned/Leased	159,000
Idaho Falls, Idaho	Owned/Leased	69,000
Chicago, Illinois	Leased	170,000
Biddeford/Saco, Maine (a)	Leased	48,000
Baltimore, Maryland	Leased	205,000
Westfield, Massachusetts	Leased	134,000
Detroit, Michigan	Leased	108,000
Minneapolis, Minnesota	Leased	144,000
Kansas City, Missouri	Leased	24,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	166,000
Delanco, New Jersey	Owned/Leased	345,000
Albuquerque, New Mexico	Leased	68,000
Greensboro, North Carolina	Owned/Leased	153,000
Marion, Ohio	Leased	95,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Houston, Texas	Leased	150,000
Salt Lake City, Utah	Leased	126,000
Spokane, Washington	Owned/Leased	58,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000
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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol BCC on February 6, 2013. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for 2014 and 2013 as reported by the NYSE:

	High Sale Price	Low Sale Price
2014
Fourth Quarter	$37.99	$27.66
Third Quarter	$31.67	$25.72
Second Quarter	$29.60	$23.81
First Quarter	$31.86	$27.52

2013
Fourth Quarter	$30.24	$23.05
Third Quarter	$29.50	$22.55
Second Quarter	$33.99	$24.90
First Quarter (beginning February 6, 2013)	$34.54	$25.25

On February 20, 2015, there were 39,477,611 shares of our common stock outstanding, held by 21 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. On February 20, 2015, the closing price of our common stock was $37.04.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2014 and 2013. We do not currently plan to pay a regular dividend on our common stock. In the future, the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual obligations, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, or applicable laws and other factors that our board of directors may deem relevant. See "Debt Structure'' under "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of the restrictions in our revolving credit facility and the indenture governing our senior notes, respectively, on our ability to pay dividends.

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
Except as set forth above in the immediately preceding paragraph, we did not sell any unregistered securities from January 1, 2012, through December 31, 2014.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the three months ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2014	2013 (a)	2012	2011 (b)	2010 (c)
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$3,574	$3,273	$2,779	$2,248	$2,241
Net income (loss)	$80	$117	$41	$(46)	$(33)
Net income (loss) per common share – basic and diluted	$2.03	$2.91	$1.40	$(1.56)	$(1.12)
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (d)	$197	$136	$97	$9	$22
Cash dividends declared per common share	$—	$—	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$164	$118	$46	$176	$259
Working capital, excluding cash and cash equivalents	$355	$330	$245	$241	$200
Total assets	$1,220	$1,104	$828	$897	$947
Total long-term debt	$301	$302	$275	$220	$220
_______________________________________

(a)
In 2013, net income includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation. For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2013, total assets include the acquisition of Wood Resources LLC Southeast Operations for an aggregate purchase price of $103.0 million.

(b)    The following were included in 2011 net loss:

•	$1.7 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho; and

•	$2.0 million of noncash asset write-downs.

(c)	In 2010, net loss includes $4.6 million of income associated with receiving proceeds from a litigation settlement related to vendor product pricing.

(d)	The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2014	2013	2012	2011	2010
	(millions)
Net income (loss)	$80	$117	$41	$(46)	$(33)
Interest expense	22	20	22	19	21
Interest income	—	—	—	—	(1)
Income tax provision (benefit)	43	(39)	—	—	—
Depreciation and amortization	51	38	33	37	35
EBITDA	$197	$136	$97	$9	$22

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

Overview

Company Background

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with 51 facilities (consisting of 19 manufacturing facilities and 32 distribution facilities) located throughout the United States and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. Our Wood Products and Building Materials Distribution segments are vertically-integrated from wood procurement through distribution. During 2014, approximately 40% of our Wood Products segment sales were to our Building Materials Distribution segment. In 2014, 27%, 66%, and 11% of our Wood Product segment's plywood, EWP, and lumber sales volumes, respectively, were to our Building Materials Distribution segment.

Executive Summary

We recorded income from operations of $145.5 million during the year ended December 31, 2014, compared with income from operations of $98.8 million during the same period in the prior year. In our Wood Products segment, income increased by $30.7 million to $108.4 million for the year ended December 31, 2014, from $77.7 million in 2013. In our Building Materials Distribution segment, income improved $16.8 million to $56.7 million for the year ended December 31, 2014, from $39.9 million for the year ended December 31, 2013. The key components that drove our improved financial performance are discussed in "Our Operating Results" below.

At December 31, 2014, we had $163.5 million of cash and cash equivalents and $266.8 million of unused committed bank line availability. Cash increased $45.3 million during the year ended December 31, 2014, as cash provided by operations was offset partially by capital spending, as discussed further in "Liquidity and Capital Resources" below.

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

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently based on buyers' and sellers' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. As a result, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs, as well as the purchase cost for commodities we distribute. Future commodity product prices could be volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

The following table provides changes in the average composite panel (a composite calculation based on index prices for OSB and plywood) and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below:

	Year Ended December 31
	2014 versus 2013	2013 versus 2012	2012 versus 2011
Increase (decrease) in panel prices	(10)%	11%	32%
Increase in lumber prices	0%	19%	19%

Periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability. For further discussion of the impact of commodity prices on historical periods, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In our Wood Products segment, our plan is to continue to respond to market conditions by actively managing our production facilities to balance supply with demand, which will likely result in operating some of our facilities below their capacity until demand improves further. In addition, we have expanded our market position in EWP in recent years and expect to see further increases in EWP demand as a result of the on-going recovery in housing construction and as EWP continues to gain market share from dimension lumber products. We expect margins for EWP over time will be higher and more stable than those for most dimension lumber products and are focused on leveraging our manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network.

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. From 2005 to 2011, total housing starts in the United States declined by more than 70% and remained substantially below average historical levels from 2012 to 2014. The significant drop in new residential construction created challenging conditions for building products manufacturers and distributors, with substantial reductions in manufacturing and distribution capacity and operating rates occurring since late 2008, as companies adjusted to lower industry demand. We expect manufacturing and distribution operating rates to increase as housing demand improves further.

As of February 2015, the Blue Chip Economic Indicators consensus forecast for 2015 single- and multi-family housing starts in the U.S. was approximately 1.16 million units, compared with actual housing starts of 1.00 million in 2014 and 0.92 million in 2013, as reported by the U.S. Census Bureau. While still below long-term historical average levels of 1.4 million units per year over the 20 years prior to 2014, annual housing starts increased 8% and 18%, respectively, during 2014 and 2013. Many economists expect housing starts to continue to increase. We believe that, over the long term, demographics in the U.S. support a return to long-term historical average levels of residential construction.

Unemployment rates in the U.S. improved to 5.6% as of December 31, 2014, from 6.7% as of December 31, 2013. We believe continued employment growth, prospective home buyers' increased access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

Demand for new residential construction is also influenced by several other economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices.

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

Availability and Affordability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2014. Timber comprises approximately 80% of our wood fiber costs, and we satisfy our timber requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public timber auctions. See "Raw Materials and Input Costs" under "Wood Products" in "Item 1. Business" of this Form 10-K for further description of these agreements.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2014 versus 2013	2013 versus 2012	2012 versus 2011
Increase in per-unit log costs	2%	10%	5%

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

We also use various resins and glues in our manufacturing processes, which accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2014. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

We also purchase OSB, which is used as the vertical web to assemble I-joists, from third parties. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2014.

The following table provides the annual average of weekly OSB composite prices as reflected by Random Lengths for the years noted below:

	Year Ended December 31
	2014	2013	2012
OSB composite prices	$245	$357	$302

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31
	2014	2013	2012
	(millions)
Sales	$3,573.7	$3,273.5	$2,779.1

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,065.7	2,846.6	2,403.4
Depreciation and amortization	51.4	38.0	33.4
Selling and distribution expenses	264.2	245.3	235.1
General and administrative expenses	48.5	45.5	43.1
Other (income) expense, net	(1.6)	(0.7)	0.9
	3,428.2	3,174.7	2,715.9

Income from operations	$145.5	$98.8	$63.1

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.8%	87.0%	86.5%
Depreciation and amortization	1.4	1.2	1.2
Selling and distribution expenses	7.4	7.5	8.5
General and administrative expenses	1.4	1.4	1.6
Other (income) expense, net	—	—	—
	95.9%	97.0%	97.7%

Income from operations	4.1%	3.0%	2.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31
	2014	2013	2012
	(millions)
U.S. Housing Starts (a)
Single-family	0.65	0.62	0.54
Multi-family	0.35	0.30	0.24
	1.00	0.92	0.78

Segment Sales
Wood Products	$1,317.0	$1,134.1	$943.3
Building Materials Distribution	2,786.7	2,599.6	2,190.2
Intersegment eliminations	(529.9)	(460.2)	(354.4)
	$3,573.7	$3,273.5	$2,779.1

Wood Products
Sales Volumes
Plywood (sq. ft.) (3/8" basis)	1,651	1,473	1,356
Laminated veneer lumber (LVL) (cubic feet)	12.4	11.1	9.1
I-joists (equivalent lineal feet)	193	179	145
Lumber (board feet)	212	199	188

	(dollars per unit)
Wood Products
Average Net Selling Prices
Plywood (1,000 sq. ft.) (3/8" basis)	$314	$316	$295
Laminated veneer lumber (LVL) (cubic foot)	16.32	15.68	14.80
I-joists (1,000 equivalent lineal feet)	1,070	1,000	921
Lumber (1,000 board feet)	558	509	430

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	49.4%	51.3%	49.9%
General line	33.6%	33.0%	36.3%
Engineered wood products	17.0%	15.7%	13.8%

Gross margin percentage (b)	11.4%	10.9%	11.7%
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2014 Compared With 2013

Sales

For the year ended December 31, 2014, total sales increased $300.2 million, or 9%, to $3,573.7 million from $3,273.5 million during the year ended December 31, 2013, driven primarily by increases in sales volumes for many of the products we manufacture and distribute due to higher levels of residential construction activity. During 2014, U.S. housing starts increased 8%, with single-family starts up 5%, compared with 2013. Single-family housing starts are the primary driver of our sales and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2014, average composite lumber prices were flat, with average composite panel prices down 10%, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. Lower prices of OSB was the primary driver of the decrease within the composite panel price index.

Wood Products.  During the year ended December 31, 2014, sales, including sales to our Building Materials Distribution segment, increased $182.9 million, or 16%, to $1,317.0 million from $1,134.1 million in 2013. Higher plywood sales volumes of 12% increased sales by $56.4 million, with the net volume increase driven by our acquisition of two plywood manufacturing facilities on September 30, 2013, offset partially by a decline in sales volumes to home improvement centers. Volume increases of 11% in laminated veneer lumber (LVL) and 7% in I-joists resulted in sales increases of $19.8 million and $13.2 million, respectively. In addition, sales price increases of 7% in I-joists and 4% in LVL contributed $13.5 million and $7.9 million, respectively, to the increase in sales. Increases in lumber sales prices and lumber sales volumes of 10% and 6%, respectively, resulted in sales increases of $10.4 million and $6.6 million, respectively. The remaining increases were due primarily to higher sales volumes of particleboard and byproducts.

Building Materials Distribution.  During the year ended December 31, 2014, sales increased $187.1 million, or 7%, to $2,786.7 million from $2,599.6 million for the prior year. The increase in sales was driven primarily by improvements in sales volumes of 8%, offset partially by a decrease in sales prices of 1%. By product line, sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 16%, or $64.8 million; general line product sales increased 9%, or $79.4 million; and commodity sales increased 3%, or $42.9 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $219.1 million, or 8%, to $3,065.7 million for the year ended December 31, 2014, compared with $2,846.6 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment discussed above, as well as slightly higher per-unit log costs, compared with 2013. However, costs of OSB decreased 27% on a per-unit basis. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 170 basis points, primarily as a result of higher sales prices of EWP and lumber, which resulted in improved leveraging of wood fiber and other manufacturing costs. In addition, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. However, the Building Materials Distribution segment MLO rate decreased 50 basis points, compared with the prior year, driven primarily by relatively stable commodity product pricing during 2014 compared with significant volatility in commodity prices in 2013, including sharp declines in second quarter 2013. In our Building Materials Distribution Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability and lower of cost or market inventory write-downs, as we experienced during second quarter 2013. In addition, the decrease in MLO rate was driven by EWP representing a larger portion of the Building Materials Distribution segment sales mix.

Depreciation and amortization expenses increased $13.4 million, or 35%, to $51.4 million for the year ended December 31, 2014, compared with $38.0 million during the prior year. The increase was due primarily to the acquisition of two plywood manufacturing facilities on September 30, 2013, and purchases of property and equipment.

Selling and distribution expenses increased $18.9 million, or 8%, to $264.2 million for the year ended December 31, 2014, compared with $245.3 million for the prior year. The increase was due primarily to higher payroll and incentive compensation expenses of $5.5 million and $4.3 million, respectively, as well as increased transportation and lease costs in our Building Materials Distribution segment of $5.1 million and $0.8 million, respectively. The increased selling and distribution expenses were principally a result of increased sales volumes and improved operating results.

General and administrative expenses increased $3.0 million, or 7%, to $48.5 million for the year ended December 31, 2014, compared with $45.5 million for the prior year. The increase was due primarily to higher employee-related expenses of $2.5 million.

Outsourcing Services Agreement. Included in the 2014 and 2013 costs and expenses set forth above are $15.1 million and $15.5 million, respectively, of expenses related to the Outsourcing Services Agreement we have with a wholly-owned subsidiary of Packaging Corporation of America (PCA), under which PCA provides a number of corporate staff services to us. Substantially all of these administration services, including information technology, accounting, and human resource transactional services, will transition from PCA to us between March 2015 and December 2015. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. We do not currently expect a significant increase in costs to result from this transition. For more information related to the Outsourcing Services Agreement, see Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

For the year ended December 31, 2014, other (income) expense, net, was $1.6 million of income, which included $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment. Other (income) expense, net for the year ended December 31, 2013, was $0.7 million of income.

Income (Loss) From Operations

Income from operations increased $46.7 million to $145.5 million for the year ended December 31, 2014, compared with $98.8 million of income for the year ended December 31, 2013.

 Wood Products.  For the year ended December 31, 2014, segment income improved $30.7 million to $108.4 million of income from $77.7 million for the year ended December 31, 2013. The increase in segment income was due primarily to improved operating results in our EWP business from higher pricing and lower OSB costs, higher plywood sales volumes, and higher lumber sales prices. These improvements in segment income were offset partially by higher log costs and an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013.

Building Materials Distribution.  For the year ended December 31, 2014, segment income increased $16.8 million to $56.7 million from $39.9 million for the year ended December 31, 2013. The increase in segment income was driven primarily by a higher gross margin of $34.2 million, including an improvement in gross margin percentage of 50 basis points, as well as a $1.6 million gain in other income from the sale of two surplus properties. These improvements were offset partially by increased selling and distribution expenses of $17.5 million.

Other

Foreign Currency Exchange Gain (Loss). For each of the years ended December 31, 2014 and 2013, foreign currency exchange loss was $0.4 million, driven primarily by the strengthening of the U.S. dollar, compared with the Canadian dollar.

Interest Expense. Interest expense increased $1.6 million, or 8%, to $22.0 million for the year ended December 31, 2014, compared with $20.4 million for the prior year. The increase was due primarily to 2014 reflecting a full year of interest expense on the additional $50 million of 6.375% senior notes issued on August 15, 2013. For more information related to our senior notes, see Note 5, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

2013 Compared With 2012

Sales

For the year ended December 31, 2013, total sales increased $494.4 million, or 18%, to $3,273.5 million from $2,779.1 million during the year ended December 31, 2012, driven primarily by increases in sales volumes and prices for many of the products we manufacture and distribute. During 2013, U.S. housing starts increased 18%, with single-family starts up 15%, compared with 2012. Average composite lumber and average composite panel prices for the year ended December 31, 2013, were 19% and 11% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths.

Wood Products.  During the year ended December 31, 2013, sales, including sales to our Building Materials Distribution segment, increased $190.8 million, or 20%, to $1,134.1 million from $943.3 million in 2012. The increase in sales was due primarily to increased EWP volumes and prices, resulting in increases of $63.0 million and $29.5 million, respectively, as well as higher plywood volumes and prices of $34.3 million and $30.8 million, respectively. Lumber sales prices and volumes also contributed $15.7 million and $4.6 million, respectively, to the increase in sales. I-joist and LVL sales volumes increased 24% and 22%, respectively, due to higher levels of residential construction activity. In addition, lumber and plywood sales prices increased 18% and 7%, respectively, while I-joist and LVL sales prices improved 9% and 6%, respectively. Plywood sales volumes increased 9%, primarily as a result of the acquisition of two plywood manufacturing facilities on September 30, 2013. In addition, lumber sales volumes increased 6%.

Building Materials Distribution.  During the year ended December 31, 2013, sales increased $409.4 million, or 19%, to $2,599.6 million from $2,190.2 million for the prior year. The increase in sales was driven primarily by improvements in sales volumes and prices of 10% and 8%, respectively. By product line, commodity sales increased 22%, or $240.7 million; sales of EWP increased 35%, or $105.9 million; and general line products sales increased 8%, or $62.8 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $443.2 million, or 18%, to $2,846.6 million for the year ended December 31, 2013, compared with $2,403.4 million during the prior year. The increase primarily reflects higher purchased materials costs as a result of higher sales volumes and product price inflation in our Building Materials Distribution segment, as well as an 80-basis-point increase in MLO rate, compared with the prior year, in our Building Materials Distribution segment due to commodity products being a larger portion of the Building Materials Distribution segment sales mix and the negative impact of a sharp downward trajectory in commodity prices during second quarter 2013. In addition, higher manufacturing costs, including wood costs, labor, glues and resins, and energy, were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment, as well as higher per-unit log costs, which increased approximately 10%, compared with the same period in 2012. The MLO rate in our Wood Products segment decreased by 20 basis points. The decrease in the MLO rate was primarily the result of improved leveraging of labor costs of 180 basis points due to higher sales, offset partially by increases in wood fiber costs and other manufacturing costs of 100 and 60 basis points, respectively, compared with the prior year.

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

Outsourcing Services Agreement. Included in the 2013 and 2012 costs and expenses set forth above are $15.5 million and $15.0 million, respectively, of expenses related to the Outsourcing Services Agreement we have with PCA, under which PCA provides a number of corporate staff services to us. For more information related to the Outsourcing Services Agreement, see Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Income Tax Benefit (Provision)

For the year ended December 31, 2014, we recorded $43.3 million of income tax expense and had an effective rate of 35.1%. For the year ended December 31, 2013, excluding the discrete establishment of net deferred tax assets discussed below, we recorded $29.9 million of income tax expense and had an effective tax rate of 38.2%. During the year ended December 31, 2014, the federal statutory income tax rate and the effective tax rate were each 35%, as the effect of state taxes was offset by the domestic production activities deduction and other tax credits. During the year ended December 31, 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we became subject to federal and state income tax expense beginning January 1, 2013. As a result of our conversion to a corporation, we recorded deferred tax assets, net of deferred tax liabilities, of $68.7 million on our Consolidated Balance Sheet, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations during the year ended December 31, 2013.

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

Liquidity and Capital Resources

We ended 2014 with $163.5 million of cash and cash equivalents and $301.4 million of long-term debt. At December 31, 2014, we had $430.3 million of available liquidity (unrestricted cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We generated $45.3 million of cash during the year ended December 31, 2014, as cash provided by operations was offset partially by capital spending, as further discussed below.

At December 31, 2014, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The credit quality of our portfolio of short-term investments remains strong, with the majority of our cash and cash equivalents invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions in 2015.

In recent years, our reported pension benefit obligations have fluctuated significantly, primarily due to the interest rate environment in the U.S. and its impact on the discount rate assumptions used to measure the present value of our pension benefit obligations. At December 31, 2014, we used a discount rate assumption of 3.75% to measure the present value of our pension benefit obligations, which resulted in a reported pension benefit obligation of approximately $513.8 million. The fair value of our pension plan assets at December 31, 2014, was approximately $364.0 million, and thus we reported an underfunded status of our defined benefit pension plans of approximately $149.8 million. Given the underfunded status, we expect to have significant pension funding obligations. While we have no required contributions for 2015, we expect to make cash contributions of approximately $15 million to our pension plans.

We intend to fund our future pension obligations with cash on hand, cash generated from operations, and external financing. See "Contractual Obligations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for an estimate of future minimum pension funding obligations. Also see "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a further discussion of the assumptions used to measure the present value of our pension benefit obligations.

Sources and Uses of Cash

We generate cash primarily from sales of our products, short-term and long-term borrowings, and equity offerings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt obligations, repurchase our common stock, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Year Ended December 31
	2014	2013	2012
	(thousands)
Net cash provided by operations	$101,843	$33,427	$77,608
Net cash used for investment	(56,404)	(146,680)	(29,434)
Net cash provided by (used for) financing	(139)	185,609	(178,650)

Operating Activities

2014 Compared With 2013

In 2014, our operating activities generated $101.8 million of cash, compared with $33.4 million in 2013. Compared with 2013, the $68.4 million increase in cash provided by operations in 2014 relates primarily to the following:

•
A $30.7 million increase in income in our Wood Products segment and a $16.8 million increase in income in our Building Materials Distribution segment. See "Operating Results" above for a discussion on our results for 2014.

•
A $15.8 million increase in working capital during 2014, compared with a $61.3 million increase in working capital during 2013. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 17% and 18%, comparing sales for the months of December 2014 and 2013 with sales for the months of December 2013 and 2012, respectively. Inventories increased in 2014 primarily due to an increase in finished goods inventory in our segments offset partially by lower levels of log inventory in our Wood Products segment. Accounts payable and accrued liabilities increased in 2014. Accounts payable increased as a result of higher inventory levels at year-end 2014, compared with 2013. Accrued liabilities increased primarily as a result of higher incentive compensation.

•	A $17.6 million increase in cash paid for income taxes, a $5.7 million increase in timber deposits, and a $1.3 million increase in cash contributions to our pension plans.

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

Investment Activities

Net cash used for investing activities was $56.4 million, $146.7 million, and $29.4 million during 2014, 2013, and 2012, respectively.

2014

During the year ended December 31, 2014, we used approximately $61.2 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In addition, purchases of property and equipment included approximately $6 million on environmental compliance in 2014 and we expect to spend approximately $8 million in 2015. For the year ended December 31, 2014, we received proceeds of $4.8 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

Excluding potential acquisitions, we expect capital expenditures in 2015 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2015 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

2013

During the year ended December 31, 2013, we used $103.0 million for the acquisition of Wood Resources LLC Southeast Operations. In addition, we used approximately $45.8 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. In 2013, purchases of property and equipment included approximately $4.8 million on environmental compliance. For the year ended December 31, 2013, we received proceeds of $2.2 million from the sale of assets.

2012

During the year ended December 31, 2012, we used approximately $27.4 million of cash for purchases of property and equipment, which included expenditures for the rebuild of veneer dryers, as well as costs related to other replacement projects and ongoing environmental compliance. In 2012, purchases of property and equipment included approximately $1.3 million on environmental compliance. In addition, we spent $2.4 million for the acquisition of a sawmill in Arden, Washington, which improved fiber integration and enhanced the product mix capabilities in our Inland Region lumber operations.

Financing Activities

During 2014, we borrowed $57.6 million under our revolving credit facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand, resulting in no borrowings outstanding at December 31, 2014.

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

During 2013, we repaid $105.0 million of borrowings under our revolving credit facility, $25.0 million of which was outstanding at December 31, 2012, $55.0 million of which was borrowed for working capital needs and repaid during the first quarter of 2013, and $25.0 million of which was borrowed for the acquisition of two plywood plants and repaid during the fourth quarter. During third quarter 2013, we issued an additional $50 million in aggregate principal amount of our 6.375% senior notes due November 1, 2020 (Senior Notes). We also used $2.1 million of cash for financing costs related to the additional $50 million of Senior Notes, the registration of our Senior Notes, and amendments to the asset-based revolving credit facility.

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

Debt Structure

Long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
	(thousands)
Asset-based revolving credit facility	$—	$—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,425	1,623
Long-term debt	$301,415	$301,613

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility), with a maturity date of July 31, 2018. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 6, 2014, we entered into a sixth amendment to our Revolving Credit Facility that primarily provides more administrative flexibility and reduces the notice period we must provide to receive London Interbank Offered Rate (LIBOR) based advances under the facility.

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

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at December 31, 2014, was $266.8 million.

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

At both December 31, 2014 and 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $15.6 million during the year ended December 31, 2014. During the year ended December 31, 2014, the average interest rate on borrowings was approximately 1.65%.

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

Cash Paid for Interest

For the years ended December 31, 2014, 2013, and 2012, cash payments for interest were $20.2 million, $18.4 million, and $18.1 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2014. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2015	2016-2017	2018-2019	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$—	$300.0	$300.0
Interest (b)	19.1	38.2	38.2	19.2	114.7
Operating leases (c)	13.0	19.5	17.9	32.9	83.3
Purchase obligations
Raw materials and finished goods inventory (d)	17.4	42.2	17.3	3.1	80.0
Utilities (e)	13.8	—	—	—	13.8
Other	1.3	0.3	—	—	1.6
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits, including pension funding obligations (f)	8.0	7.7	7.7	139.3	162.7
Other (g)(h)	2.5	3.5	1.9	5.8	13.7
	$75.1	$111.4	$83.0	$500.3	$769.8
_______________________________________

(a)
These borrowings are further explained in Note 5, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity. We have excluded $1.4 million of unamortized premium on the $50.0 million of Senior Notes issued on August 15, 2013, from long-term debt in the above table because unamortized premium does not represent a contractual obligation that will be settled in cash.

(b)
Amounts represent estimated interest payments on the Senior Notes as of December 31, 2014, assuming these notes are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above.

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

(d)
Amounts represent contracts to purchase approximately $80 million of wood fiber, approximately $57 million of which is purchased pursuant to fixed-price contracts and approximately $23 million of which is purchased pursuant to variable-price contracts. The $23 million is estimated using first quarter 2015 pricing, but the actual prices will depend on future market prices. Under certain log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. These payment obligations were valued either at market prices as of December 31, 2014, or at a fixed price, in each case in accordance with the terms of the related contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Amounts consist primarily of our pension obligation and, to a lesser extent, the current portion of employee-related compensation liabilities of $3.5 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes current portion of long-term liabilities of $2.5 million.

(h)
We have excluded $3.3 million and $0.7 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

Off-Balance-Sheet Activities

At December 31, 2014 and 2013, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Employees

As of February 15, 2015, we had approximately 5,670 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of February 15, 2015, we had nine collective bargaining agreements. None of our employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2014, 2013, and 2012, we did not use derivative instruments.

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

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by various economic and industry factors, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control.

Financial Instruments

The table below provides information as of December 31, 2014, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2014 rates, and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31, 2014
	2015- 2017	2018	2019	There- after	Total	Fair Value (b)
	(millions)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$300.0	$300.0	$315.0
Average interest rates	—	—	—	6.4%	6.4%	—
Variable-rate debt payments (a)	$—	$—	$—	$—	$—	$—
Average interest rates	—	—	—	—	—	—
_______________________________________

(a)
These obligations are further explained in Note 5, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value based on quoted market prices as of December 31, 2014, for similar traded debt.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure that we will be in full compliance with environmental requirements at all times, and we cannot assure that we will not incur fines and penalties in the future. In 2014, we paid an insignificant amount of environmental fines and penalties across all of our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2014, we spent approximately $6 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $8 million in 2015 for this purpose.
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
In connection with prior transactions, certain third parties are generally obligated to indemnify us in the event they are unable to fully discharge environmental liabilities assumed by them, as well as to indemnify us for hazardous substance releases and other environmental violations that occurred prior to such transactions. However, these third parties may not have sufficient funds to fully satisfy their indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by them. For additional information on how environmental regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Climate Change
Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG), such as CO2, are under consideration in state legislative bodies and the Environmental Protection Agency (EPA). In particular, the EPA recently proposed regulations to reduce GHG emissions from new and existing electric utilities. The regulations for the existing electric utilities, commonly referred to as the Clean Power Plan, require states to develop strategies to reduce GHG emissions within the states that may include reductions at other sources in addition to the electric utilities. We believe this regulation will be subject to legal challenge and it is premature to evaluate the impact of this regulation on our businesses. The key states in which our facilities are located (Louisiana, North Carolina, Oregon, South Carolina, and Washington) are currently working through the process of incorporating GHG regulations into their state implementation plans. Most of our manufacturing facilities operate boilers or other process equipment that emit GHG. Such regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts.
A significant portion of our GHG emissions are from biomass-fired boilers. Biogenic CO2 is generally considered carbon neutral. In November 2014, the EPA released its Framework for Assessing Biogenic CO2 Emissions From Stationary Sources along with an accompanying memo that generally supported carbon neutrality for biomass combustion, but left open the possibility that it may not always be carbon neutral. This action leaves considerable uncertainty as to the future regulatory treatment of biogenic CO2 and the treatment of such GHG in the states in which we operate. The proposed Clean Power Plan also allows states to determine how biogenic CO2 will be characterized, so we could see state-to-state differences.
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
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the EPA finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment will be subject to one or more of these regulations and must be in compliance with the applicable rules by early 2016. We are currently undertaking a complete review of the revised rules to assess how they will affect our operations. Even with the revised rules finalized, considerable uncertainty still exists, as the EPA has recently proposed some changes to the regulations, and there are legal challenges to the final rules from industry and/or environmental organizations. Notwithstanding that uncertainty, we are proceeding with efforts to analyze the applicability and requirements of the regulations, including the capital and operating costs required to comply. Based upon our current understanding of the regulations, we expect to spend approximately $4 million to $6 million in capital over the next year to comply with the applicable rules.
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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. In 2014, the investment return on our pension asset portfolio was approximately 8%, as the U.S. equity and fixed income portions of the portfolio experienced strong performance as a result of favorable monetary policies and improved economic growth in the U.S. Returns in the international equity portion of the pension asset portfolio were negative in 2014, hindered by low economic growth expectations and the strengthening of the U.S. dollar. In 2013, the investment return on our pension asset portfolio was approximately 17%, as the equity portions of the portfolio experienced strong performance as a result of favorable monetary policies and improved global economic growth. The investment returns were above our expected return on plan assets of 6.50% for each 2014 and 2013. The weighted average expected return on plan assets we will use in our calculation of 2015 net periodic benefit cost is 6.15%.

Rate of Compensation Increases. Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2014, we used the new RP-2014 mortality tables along with the new two-dimensional mortality improvement scale MP-2014. In 2013, we used the RP-2000 mortality tables. The new tables reflect updated projected mortality rates based on actuarial studies by the Society of Actuaries. The change in mortality tables increased the underfunded status of our defined benefit pension plans by $28.5 million.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed. For example, we may commit to changes in future labor contracts. In 2014, we made $12.1 million in cash contributions to our pension plans. We expect to contribute approximately $15 million to our pension plans in 2015. For information related to pension contributions, see "Cash Flows" in Note 7, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

We recognize the funded status of our pension plans on our Consolidated Balance Sheets and recognize the actuarial and experience gains and losses and the prior service costs and credits, net of tax, in our Consolidated Statements of Comprehensive Income (Loss). Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31

	2015	2014	2013
	(millions, except for percentages)
Pension expense	$6.3	$0.8	$11.0
Discount rate	3.75%	4.65%	3.75%
Expected rate of return on plan assets	6.15%	6.50%	6.50%
Rate of compensation increases (a)	—	—	—

_______________________________________

(a)
The compensation increase is zero due to the fact that pension benefits for salaried employees are frozen. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would result in the following effect on 2015 and 2014 pension expense. These sensitivities are specific to 2015 and 2014. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2015 Expense
Discount rate	$6.3	$(1.3)	$1.3
Expected rate of return on plan assets	6.3	(0.8)	0.8

2014 Expense
Discount rate	$0.8	$0.4	$0.9
Expected rate of return on plan assets	0.8	(0.8)	0.8

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods where deferred tax assets and liabilities are expected to be realized or settled.

Deferred tax assets resulting from the operations of foreign subsidiaries were $15.8 million at December 31, 2014, which is fully offset by a valuation allowance as we believe it is more likely than not that we will not be able to realize the benefit of this deferred tax asset before it expires.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections of future reversals of existing temporary differences, the historical level of taxable income, and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences, except as discussed above. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of December 31, 2014, if we were to not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

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

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2014, we had $21.8 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $16.2 million was recorded in our Wood Products segment. At December 31, 2014, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill in each of our reporting units and indefinite-lived intangible assets for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment of goodwill in fourth quarter 2014 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit’s carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment tests, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. See below for further discussion of our forecasts and discount rates. Based on the qualitative analysis performed in 2014, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result and result in impairment charges that could be material to our consolidated financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2014	2013	2012
	(thousands, except per-share data)
Sales	$3,573,732	$3,273,496	$2,779,062

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,065,671	2,846,614	2,403,445
Depreciation and amortization	51,439	38,038	33,407
Selling and distribution expenses	264,173	245,283	235,055
General and administrative expenses	48,489	45,489	43,122
Other (income) expense, net	(1,589)	(685)	902
	3,428,183	3,174,739	2,715,931

Income from operations	145,549	98,757	63,131

Foreign currency exchange gain (loss)	(432)	(424)	37
Interest expense	(22,049)	(20,426)	(21,757)
Interest income	237	241	392
	(22,244)	(20,609)	(21,328)

Income before income taxes	123,305	78,148	41,803
Income tax (provision) benefit	(43,296)	38,788	(307)
Net income	$80,009	$116,936	$41,496

Weighted average common shares outstanding:
Basic	39,412	40,203	29,700
Diluted	39,492	40,226	29,700

Net income per common share:
Basic	$2.03	$2.91	$1.40
Diluted	$2.03	$2.91	$1.40

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2014	2013	2012
	(thousands)
Net income	$80,009	$116,936	$41,496
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of ($28,782), $37,071, and $0, respectively	(46,234)	60,100	(8,432)
Amortization of actuarial (gain) loss, net of tax of ($8), $3,510, and $0, respectively	(15)	5,692	7,632
Amortization of prior service costs and other, net of tax of $0, $116, and $0, respectively	—	188	416
Other comprehensive income (loss), net of tax	(46,249)	65,980	(384)
Comprehensive income	$33,760	$182,916	$41,112

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2014	2013
	(thousands)
ASSETS
Current
Cash and cash equivalents	$163,549	$118,249
Receivables
Trade, less allowances of $2,062 and $2,509	172,314	152,240
Related parties	821	583
Other	7,311	7,268
Inventories	394,461	383,359
Deferred income taxes	20,311	18,151
Prepaid expenses and other	14,857	7,855
Total current assets	773,624	687,705

Property and equipment, net	368,128	360,985
Timber deposits	13,819	6,266
Deferred financing costs	7,149	8,334
Goodwill	21,823	21,823
Intangible assets, net	10,183	10,277
Deferred income taxes	16,684	760
Other assets	9,075	8,036
Total assets	$1,220,485	$1,104,186

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2014	2013
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$150,693	$139,636
Related parties	1,743	2,484
Accrued liabilities
Compensation and benefits	66,170	60,527
Interest payable	3,298	3,294
Other	33,286	33,076
Total current liabilities	255,190	239,017

Debt
Long-term debt	301,415	301,613

Other
Compensation and benefits	156,218	96,536
Other long-term liabilities	15,274	14,539
	171,492	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,282 and 43,229 shares issued, respectively	433	432
Treasury stock, 3,864 shares at cost	(100,000)	(100,000)
Additional paid-in capital	502,739	496,593
Accumulated other comprehensive loss	(101,498)	(55,249)
Retained earnings	190,714	110,705
Total stockholders' equity	492,388	452,481
Total liabilities and stockholders' equity	$1,220,485	$1,104,186
See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(thousands)
Cash provided by (used for) operations
Net income	$80,009	$116,936	$41,496
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	53,052	39,810	37,211
Stock-based compensation	5,916	2,869	—
Pension expense	838	10,989	12,653
Deferred income taxes	10,705	(59,600)	—
Other	(1,589)	(789)	(471)
Decrease (increase) in working capital, net of acquisitions
Receivables	(20,277)	(11,014)	(17,238)
Inventories	(11,102)	(50,958)	(41,828)
Prepaid expenses and other	143	(515)	(652)
Accounts payable and accrued liabilities	15,418	1,151	50,513
Pension contributions	(12,071)	(10,739)	(8,486)
Income taxes payable	(7,766)	(2,016)	133
Other	(11,433)	(2,697)	4,277
Net cash provided by operations	101,843	33,427	77,608

Cash provided by (used for) investment
Expenditures for property and equipment	(61,217)	(45,751)	(27,386)
Acquisitions of businesses and facilities	—	(103,029)	(2,355)
Proceeds from sales of assets	4,814	2,167	246
Other	(1)	(67)	61
Net cash used for investment	(56,404)	(146,680)	(29,434)

Cash provided by (used for) financing
Issuances of long-term debt, including revolving credit facility	57,600	130,000	300,000
Payments of long-term debt, including revolving credit facility	(57,600)	(105,010)	(244,560)
Net proceeds from issuance of common stock	—	262,488	—
Treasury stock purchased	—	(100,000)	—
Distributions to Boise Cascade Holdings, L.L.C.	—	—	(228,268)
Financing costs	(11)	(2,061)	(5,822)
Other	(128)	192	—
Net cash provided by (used for) financing	(139)	185,609	(178,650)

Net increase (decrease) in cash and cash equivalents	45,300	72,356	(130,476)

Balance at beginning of the period	118,249	45,893	176,369

Balance at end of the period	$163,549	$118,249	$45,893

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2011	29,700	$297	—	$—	$482,894	$(120,845)	$(79,727)	$282,619
Net income							41,496	41,496
Other comprehensive loss						(384)		(384)
Distributions to Boise Cascade Holdings, L.L.C.					(228,268)			(228,268)
Reclassification of redeemable equity to stockholder's equity					2,306			2,306
Other					(5)			(5)
Balance at December 31, 2012	29,700	$297	—	$—	$256,927	$(121,229)	$(38,231)	$97,764
Net income							116,936	116,936
Other comprehensive income						65,980		65,980
Common stock issued	13,529	135			262,353			262,488
Treasury stock purchased			3,864	(100,000)				(100,000)
Stock-based compensation					2,869			2,869
Reclassification of redeemable equity to stockholders' equity					6,443			6,443
Conversion to a corporation					(32,000)		32,000	—
Other					1			1
Balance at December 31, 2013	43,229	$432	3,864	$(100,000)	$496,593	$(55,249)	$110,705	$452,481
Net income							80,009	80,009
Other comprehensive loss						(46,249)		(46,249)
Common stock issued	53	1			—			1
Stock-based compensation					5,916			5,916
Other					230			230
Balance at December 31, 2014	43,282	$433	3,864	$(100,000)	$502,739	$(101,498)	$190,714	$492,388

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

We are a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade, L.L.C., and its consolidated subsidiaries prior to our conversion to a Delaware corporation and to Boise Cascade Company and its consolidated subsidiaries on or after such conversion. On February 4, 2013, we converted to a Delaware corporation from a Delaware limited liability company by filing a certificate of conversion in Delaware. The common stock authorized and outstanding, par values, net income per share amounts, and other per-share disclosures for all periods presented have been adjusted to reflect the impact of this conversion. We completed an initial public offering of our common stock on February 11, 2013. We are one of the largest producers of plywood and engineered wood products (EWP) in North America and a leading U.S. wholesale distributor of building products.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $104.8 million, $94.8 million, and $89.3 million are included primarily in "Selling and distribution expenses" for the years ended December 31, 2014, 2013, and 2012, respectively. In our Building Materials

Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. We present sales taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2014 and 2013, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2014 and 2013, we had $2.1 million and $2.5 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2014, our top ten customers represented approximately 28% of sales. At December 31, 2014 and 2013, receivables from a single customer accounted for approximately 11% and 13%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under U.S. generally accepted accounting principles (GAAP) gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions (Level 3). See Note 7, Retirement and Benefit Plans, for the fair value measurements of our defined benefit plans' assets.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of December 31, 2014 and 2013, we held $137.6 million and $85.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2014, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $315.0 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar traded debt (Level 2 measurement).

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. During the years ended December 31, 2014 and 2013, we had no derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2014 and 2013, we had $6.1 million and $4.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At December 31, 2014 and 2013, we had $24.7 million and $24.2 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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
Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the timber.

Inventories include the following (work in process is not material):

	December 31, 2014	December 31, 2013
	(thousands)
Finished goods and work in process	$308,359	$292,218
Logs	57,065	65,423
Other raw materials and supplies	29,037	25,718
	$394,461	$383,359

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2014, 2013, and 2012, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2014	December 31, 2013	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$36,819	$37,345
Buildings	96,804	91,594	20	-	40
Improvements	42,699	41,372	10	-	15
Office equipment and vehicles	93,620	80,340	3	-	7
Machinery and equipment	410,633	380,456	7	-	12
Construction in progress	11,118	10,063
	691,693	641,170
Less accumulated depreciation	(323,565)	(280,185)
	$368,128	$360,985

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

Goodwill and Intangible Assets

We maintain two reporting units for purposes of our goodwill impairment testing, Wood Products and Building Materials Distribution, which are the same as our operating segments discussed in Note 15, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

We completed our annual assessment of goodwill in fourth quarter 2014 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. Based on the qualitative analysis performed in 2014, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method (Level 3 measurement). This method assumes that, through ownership of trademarks and trade names, we avoid royalty expenses associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of the related net sales, is used to estimate the value of the intangible assets. Based on the impairment tests of our intangible assets with indefinite lives performed in fourth quarter 2014, we determined that the fair value of our intangible assets exceeds their carrying value.

See Note 11, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2014 and 2013, we had $0.2 million and $0.4 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2014, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Pension Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We review and update these assumptions annually unless a plan curtailment or other event occurs requiring that we update the estimates on an interim basis. See Note 7, Retirement and Benefit Plans, for additional information related to our pension plan. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

Long-Term Incentive Cash Plan

In 2012, key managers participated in a long-term incentive plan (LTIP) that pays awards in cash. The LTIP provided an annual award notice to participants granting them the opportunity to earn a cash award that was based on a target percentage of the participant's base salary and the company's achievement against corporate goals, both of which were set annually. Under the LTIP, the award, if any, is paid in three equal installments due no later than March 15 of the three years following the year the award was granted with continued employment as a precondition for receipt of each award installment. We recognize compensation expense based on the probability of the performance goals being met over the vesting period. We recognized $6.7 million of LTIP expense in 2012.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.4 million and $3.7 million, respectively, of deferred software costs at December 31, 2014 and 2013. We amortized $1.3 million of deferred software costs for each of the years ended December 31, 2014 and 2013, and $1.2 million for the year ended December 31, 2012.

Labor Concentration and Unions

As of December 31, 2014, we had approximately 5,650 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of December 31, 2014, we had nine collective bargaining agreements. None of our employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2014 and 2013, self-insurance related liabilities of $7.8 million and $7.9 million were classified within "Accrued liabilities," and $10.7 million and $10.1 million were classified within "Other long-term liabilities" on our Consolidated Balance Sheets, respectively.

New and Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. We adopted the provisions of this guidance on January 1, 2015, and it had no effect on our financial statements.

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

3.    Income Taxes

Income Tax Provision

As a corporation, we are subject to typical corporate U.S. federal, state, and foreign income tax rates. The effective tax rate differed from the U.S. federal statutory income tax rate principally due to the following (dollars in thousands):

	Year Ended December 31
	2014	2013

Income before income taxes	$123,305	$78,148
Statutory U.S. income tax rate	35.0%	35.0%

Statutory tax provision	$43,157	$27,352
State taxes	4,097	2,545
Domestic production activities deduction	(2,031)	(1,326)
Other	(1,927)	1,307
Total	$43,296	$29,878

Effective income tax rate excluding discrete item	35.1%	38.2%

Recognition of beginning deferred tax balances	$—	$(68,666)

Income tax provision (benefit) with discrete item	$43,296	$(38,788)

Effective income tax rate with discrete item	35.1%	(49.6)%

The income tax provision (benefit) shown in the Consolidated Statements of Operations includes the following (dollars in thousands):

	Year Ended December 31
	2014	2013

Current income tax provision (benefit)
Federal	$27,568	$17,618
State	5,023	3,172
Foreign	—	22
Total current	32,591	20,812

Deferred income tax provision (benefit)
Federal	9,740	(54,611)
State	965	(4,989)
Foreign	—	—
Total deferred	10,705	(59,600)
Income tax provision (benefit)	$43,296	$(38,788)

During the years ended December 31, 2014, 2013, and 2012, cash paid for taxes, net of refunds received, was $40.3 million, $22.7 million, and $0.2 million, respectively.

On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we are subject to federal and state income tax expense beginning January 1, 2013. For tax purposes, our conversion from a limited liability company to a corporation was deemed a nontaxable transfer of Boise Cascade, L.L.C., assets and liabilities to Boise Cascade Company. As a result of our conversion to a corporation in February 2013, we recorded net deferred tax assets of $68.7 million, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations for the year ended December 31, 2013.

As a limited liability company, we were treated as a disregarded entity for federal income tax purposes and, as such, were included in the income tax return for Boise Cascade Holdings, L.L.C. (BC Holdings), former parent of Boise Cascade. Our income tax provision generally consisted of income taxes payable to state jurisdictions that do not allow for the income tax liability to be passed through to our former sole member as well as income taxes payable by our separate subsidiaries that are taxed as corporations. As a limited liability company, we had an effective tax rate of less than 1%. For the year ended December 31, 2012, income tax expense was $0.3 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets
Employee benefits (a)	$81,414	$55,331
Deferred financing costs	455	540
Intangible assets and other	227	386
Inventories	6,733	4,657
Canadian net operating loss carryforward (b)	15,839	17,180
Other	3,587	3,803
Gross deferred tax assets	108,255	81,897
Valuation allowance (b)	(15,839)	(17,180)
Net deferred tax assets	$92,416	$64,717

Deferred tax liabilities
Property and equipment	$50,199	$40,976
Intangible assets and other	4,531	3,968
Other	691	862
Deferred tax liabilities	$55,421	$45,806

As reported on our Consolidated Balance Sheets
Current deferred tax assets, net	$20,311	$18,151
Noncurrent deferred tax assets, net	16,684	760
Total deferred tax assets, net	$36,995	$18,911
___________________________________

(a)	As of December 31, 2014, the increase relates to the tax effect of changes in recorded pension liabilities. See Note 7, Retirement and Benefit Plans, for more information.

(b)
We have an investment in foreign subsidiaries, which at December 31, 2014 and 2013, had $15.8 million and $17.2 million, respectively, of deferred tax assets. The deferred tax assets resulted primarily from net operating losses and were fully offset by a valuation allowance. The net operating losses will expire beginning in 2015 and the proceeding 20 years.

Pretax income (loss) from domestic and foreign sources is as follows (dollars in thousands):

	Year Ended December 31
	2014	2013
Domestic	$122,727	$82,529
Foreign	578	(4,381)
Income before income taxes	$123,305	$78,148

In September 2013, the Internal Revenue Service and Treasury Department released final 263(a) regulations regarding the deduction and capitalization of expenditures related to tangible property. The application of the new regulations to the 2014 taxable year did not materially affect our income tax provision.

Income Tax Uncertainties

We file federal income tax returns in the U.S. and Canada as well as various state and local income tax returns. Tax years 2011 to present remain open to examination in the U.S. and tax years 2010 to present remain open to examination in Canada and various states. As discussed above, prior to January 1, 2013, we were a limited liability company. Therefore, with limited exceptions, tax years prior to 2013 are the responsibility of the members of BC Holdings and not Boise Cascade.

We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. As of December 31, 2014, we had $0.3 million of unrecognized tax benefits attributable to research and development tax credits recorded on our Consolidated Balance Sheets, and we do not expect a significant change over the next twelve months. If all uncertain tax benefits were recognized, $0.3 million would benefit the effective tax rate. We had no unrecognized tax benefits recorded as of December 31, 2013.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2014, 2013, and 2012, we recognized an insignificant amount of interest and penalties related to taxes.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes vested restricted stock units (RSUs) granted to nonemployee directors as there are no conditions under which those shares will not be issued. For more information about common share activity during the period, see Note 9, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2014	2013	2012
	(thousands, except per-share data)
Net income	$80,009	$116,936	$41,496
Weighted average common shares outstanding during the period (for basic calculation)	39,412	40,203	29,700
Dilutive effect of other potential common shares	80	23	—
Weighted average common shares and potential common shares (for diluted calculation)	39,492	40,226	29,700

Net income per common share - Basic	$2.03	$2.91	$1.40
Net income per common share - Diluted	$2.03	$2.91	$1.40

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million and 0.1 million shares of common stock in the years ended December 31, 2014 and 2013, respectively, and no shares of common stock in the year ended December 31, 2012. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
	(thousands)
Asset-based revolving credit facility	$—	$—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,425	1,623
Long-term debt	$301,415	$301,613

Asset-Based Revolving Credit Facility

Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., are borrowers, and Boise Cascade Wood Products Holdings Corp. is guarantor under a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility), with a maturity date of July 31, 2018. Borrowings under the Revolving Credit Facility are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 6, 2014, we entered into a sixth amendment to our Revolving Credit Facility that primarily provides more administrative flexibility and reduces the notice period we must provide to receive London Interbank Offered Rate (LIBOR) based advances under the facility.

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

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at December 31, 2014, was $266.8 million.

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

At both December 31, 2014 and 2013, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million and $8.4 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. The maximum borrowings under the Revolving Credit Facility were $15.6 million during the year ended December 31, 2014. During the year ended December 31, 2014, the average interest rate on borrowings was approximately 1.65%.

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

Cash Paid for Interest

For the years ended December 31, 2014, 2013, and 2012, cash payments for interest were $20.2 million, $18.4 million, and $18.1 million, respectively.

6.    Leases

Rental expense for operating leases was $17.5 million, $15.1 million, and $14.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Sublease rental income was not material in any of the periods presented.

As of December 31, 2014, our minimum lease payment requirements for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):

2015	$13,042
2016	9,909
2017	9,583
2018	9,142
2019	8,819
Thereafter	32,854
Total	$83,349

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

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. As of December 31, 2014, we have one qualified defined benefit pension plan, which includes the merging of a salaried plan and two plans for hourly employees to simplify administration of the plans. The following summarizes recent activity of each individual plan:

•	Benefits for salaried employees were frozen so that no future benefits have accrued since December 31, 2009.

•
From 2011 through 2014, plan amendments affected certain union and non-union hourly employees by closing participation and freezing future benefits. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service determined as of the freeze dates). In connection with these amendments, we recognized $0.2 million and $0.3 million, respectively, of noncash curtailment losses during the years ended December 31, 2013 and 2012. As a result, only certain hourly employees continue to accrue benefits after the effective dates of these amendments.

We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we will contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2014, 2013, and 2012, company performance resulted in additional contributions in the range of 1% to 2%, 1% to 2%, and 3% to 5%, respectively. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2014, 2013, and 2012, were $13.6 million, $13.2 million, and $14.3 million, respectively.

Defined Contributory Trust

We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2014 and 2013, approximately 1,378 and 647, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.50 and $0.45, respectively, per hour per active employee during 2014 and 2013. For certain other of these employees, we were required to contribute 4% of the employee's earnings during 2014. Company contributions to the multiemployer defined contributory trust plan for the years ended December 31, 2014 and 2013, were $2.1 million and $0.6 million, respectively. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

We recognized $0.6 million of interest expense related to the plan for each of the years ended December 31, 2014, 2013, and 2012. At December 31, 2014 and 2013, we had $10.7 million and $10.9 million, respectively, of liabilities related to the plan, of which $1.4 million and $1.8 million, respectively, were recorded in "Accrued liabilities, Compensation and benefits" and $9.3 million and $9.1 million, respectively, were recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2014, approximately 652 of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.50 per hour per active employee through May 31, 2012. From June 1, 2012 to May 31, 2014, we were required to contribute $5.00 per hour per active employee. Since June 1, 2014, we are required to contribute $5.25 per hour per active employee. Company contributions to the multiemployer health and welfare plan for the years ended December 31, 2014, 2013, and 2012, were $7.3 million, $6.9 million, and $6.7 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

Defined Benefit Obligations and Funded Status

The following table, which includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of our projected benefit obligation and fair value of plan assets. We recognize the underfunded status of our defined benefit pension plans on our Consolidated Balance Sheets. We recognize changes in funded status in the year changes occur through other comprehensive income (loss).

	December 31
	2014	2013
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$443,313	$504,684
Service cost	1,682	2,686
Interest cost	20,179	18,626
Actuarial (gain) loss	82,090	(62,643)
Benefits paid (a)	(33,466)	(20,040)
Benefit obligation at end of year	513,798	443,313

Change in plan assets
Fair value of plan assets at beginning of year	357,280	312,224
Actual return on plan assets	28,074	54,357
Employer contributions	12,071	10,739
Benefits paid (a)	(33,466)	(20,040)
Fair value of plan assets at end of year	363,959	357,280

Underfunded status	$(149,839)	$(86,033)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(2,978)	$(679)
Noncurrent liabilities	(146,861)	(85,354)
Net liability	$(149,839)	$(86,033)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$89,592	$14,552
Prior service cost	—	—
Net loss recognized	$89,592	$14,552
______________________________________

(a)	Benefits paid during the year ended December 31, 2014 includes approximately $15 million of lump-sum cash payments to certain terminated and vested participants in settlement of pension obligations.

The accumulated benefit obligation for all defined benefit pension plans was $513.8 million and $443.3 million at December 31, 2014 and 2013, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2014	2013	2012
	(thousands)
Service cost	$1,682	$2,686	$4,762
Interest cost	20,179	18,626	19,234
Expected return on plan assets	(21,000)	(19,829)	(19,390)
Amortization of actuarial (gain) loss	(23)	9,202	7,632
Amortization of prior service costs and other	—	90	165
Plan settlement/curtailment expense	—	214	250
Net periodic benefit cost	838	10,989	12,653
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	75,016	(97,171)	8,432
Amortization of actuarial gain (loss)	23	(9,202)	(7,632)
Amortization of prior service costs and other	—	(304)	(416)
Total recognized in other comprehensive (income) loss	75,039	(106,677)	384
Total recognized in net periodic cost and other comprehensive (income) loss	$75,877	$(95,688)	$13,037

In 2015, we estimate net periodic pension expense will be approximately $6.3 million, including $6.4 million of net actuarial loss that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2014	2013
Weighted average assumptions
Discount rate	3.75%	4.65%
Rate of compensation increases (a)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2014	2013	2012
Weighted average assumptions
Discount rate	4.65%	3.75%	4.20%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.75%
Rate of compensation increases (a)	—%	—%	—%
_______________________________________

(a)
Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2015 net periodic benefit cost is 6.15%.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2014, we used the new RP-2014 mortality tables along with the new two-dimensional mortality improvement scale MP-2014. In 2013, we used the RP-2000 mortality tables. The new tables reflect updated projected mortality rates based on actuarial studies by the Society of Actuaries.

Investment Policies and Strategies

At December 31, 2014, 56% of our pension plan assets were invested in equity securities, 35% in fixed-income securities, 4% in a hedge fund, and 5% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2014, our investment policy governing our relationship with Russell allocated 30% to large-capitalization U.S. equity securities, 5% to small- and mid-capitalization U.S. equity securities, 21% to international equity securities, 35% to fixed-income securities, 4% to a hedge fund, and 5% to real estate. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2014 and 2013:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$111,599	$—	$111,599
Small- and mid-cap U.S. equity securities (c)	—	18,331	—	18,331
International equity securities (d)	—	73,130	—	73,130
Fixed-income securities (e)	—	125,706	—	125,706
Hedge fund (f)	—	16,242	—	16,242
Real estate (g)	—	—	17,802	17,802
Total investments at fair value	$—	$345,008	$17,802	362,810
Receivables and accrued expenses, net				1,149
Fair value of plan assets				$363,959

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$124,130	$—	$124,130
Small- and mid-cap U.S. equity securities (c)	—	20,344	—	20,344
International equity securities (d)	—	84,199	—	84,199
Fixed-income securities (e)	—	96,324	—	96,324
Hedge fund (f)	—	15,205	—	15,205
Real estate (g)	—	—	16,055	16,055
Total investments at fair value	$—	$340,202	$16,055	356,257
Receivables and accrued expenses, net				1,023
Fair value of plan assets				$357,280
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

(b)
Invested in the Russell Equity I Fund at December 31, 2014 and 2013. The fund seeks returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market. In addition, at December 31, 2014 and 2013, our investments in this category included the Russell 1000 Index Fund, which seeks to track the investment results of an index composed of large- and mid-capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2014 and 2013, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at December 31, 2014 and 2013, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries. At December 31, 2014 and 2013, investments in emerging markets represent approximately 23% and 20%, respectively, of our international portfolio.

(e)
Invested in the Russell Multi-Manager Bond Fund at December 31, 2014 and 2013. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds. In addition, at December 31, 2014, our investments in this category included the Russell Long Duration Fixed Income Fund, which is designed to provide maximum total return through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities.

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

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the years ended December 31, 2014 and 2013:

	December 31
	2014	2013
	(thousands)
Balance, beginning of year	$16,055	$14,310
Unrealized gain	1,747	1,745
Balance, end of year	$17,802	$16,055
Cash Flows
On August 26, 2013 and July 13, 2012, we contributed company-owned real property to the pension plans from certain locations in our Building Materials Distribution segment. The pension plans obtained independent appraisals of the properties, and based on these appraisals, the plans recorded the contributions at fair value of $4 million and $10 million, respectively, during the years ended December 31, 2013 and 2012.

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

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2014, 2013, and 2012, we made cash contributions to our pension plans totaling $12.1 million, $10.7 million, and $8.5 million, respectively. Cash contributions in 2014, 2013, and 2012 include $1.1 million, $1.0 million, and $0.4 million, respectively, of lease payments. The total cash contributions satisfied U.S. Department of Labor minimum pension contribution requirements for 2014. While we have no required contributions for 2015, we expect to make cash contributions of approximately $15 million to our pension plans.

The following benefit payments are expected to be paid to plan participants. Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company.

Pension Benefits
(thousands)
2015	$21,882
2016	22,836
2017	22,478
2018	23,829
2019	24,880
Years 2020-2024	136,083

8.    Stock-Based Compensation

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

Shares issued pursuant to awards under the 2013 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2013 Incentive Plan is 3.1 million shares. We issue new shares of common stock upon exercise of stock options and vesting of other stock-based awards. As of December 31, 2014, 2.6 million shares remained available for future issuance under the 2013 Incentive Plan.

In February 2014, we granted two types of stock-based awards under the 2013 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). In February 2013, we granted three types of stock-based awards under the 2013 Incentive Plan: PSUs, RSUs, and stock options.

PSU and RSU Awards

In 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2014 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement and subject to final determination of 2014 EBITDA by the Compensation Committee of our board of directors. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

In 2013, we granted 90,124 PSUs to our officers and other employees, subject to performance and service conditions. During the 2013 performance period, participants earned 112% of the target based on Boise Cascade’s 2013 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

In 2014, we granted an aggregate of 128,497 RSUs to our officers, other employees, and nonemployee directors with only service conditions. In 2013, we granted an aggregate of 14,161 RSUs to our nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the year ended December 31, 2014, the total fair value of PSUs and RSUs vested was $4.6 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the year ended December 31, 2014:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2013	90,124	$26.65	14,161	$26.65
Granted	100,692	30.32	128,497	30.41
Performance true-up	10,767	26.65	—	—
Vested	(77,056)	26.65	(64,807)	29.57
Forfeited	(7,968)	28.93	(12,987)	30.32
Outstanding, December 31, 2014	116,559	$29.66	$64,864	$30.45

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

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2013	161,257	$27.19
Exercised	(7,850)	27.19
Cancelled/Forfeited	(12,175)	27.19
Outstanding, December 31, 2014	141,232	$27.19	8.2	$1,407
Vested and expected to vest, December 31, 2014	131,140	$27.19	8.2	$1,306
Exercisable, December 31, 2014	45,276	$27.19	8.2	$451

During the year ended December 31, 2014, the total intrinsic value of stock options exercised was $0.1 million. Cash received from stock options exercised was $0.2 million for the year ended December 31, 2014, with an immaterial amount of actual tax benefit realized from stock options exercised.

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

Compensation Expense

Stock-based compensation expense is recognized only for those awards that are expected to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. We recognize the effect of adjusting the estimated forfeiture rates in the period in which we change such estimated rates. We recognize stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs, RSUs, and stock options net of estimated forfeitures, was as follows:

	Year Ended December 31
	2014	2013
	(thousands)
PSUs	$3,169	$1,932
RSUs	2,018	274
Stock options	729	663
Total	$5,916	$2,869

The related tax benefit for the years ended December 31, 2014 and 2013, was $2.2 million and $1.1 million, respectively. As of December 31, 2014, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $3.6 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.5 years.

9.    Stockholders' Equity

Upon our conversion from a limited liability company to a corporation, our certificate of incorporation authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2014 and 2013. We had 43,282,201 and 43,229,412 shares of common stock issued and 39,418,139 and 39,365,350 shares of common stock outstanding as of December 31, 2014 and 2013, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

On February 11, 2013, we issued 13,529,412 shares of common stock in our initial public offering. Following this initial public offering, we received proceeds of $262.5 million, after deducting underwriting discounts and commissions of $19.2 million and offering expenses of $2.5 million. On July 30, 2013, we repurchased 3,864,062 shares of common stock from BC Holdings for $100.0 million funded with cash on hand, which shares are recorded as "Treasury stock" on our Consolidated Balance Sheet.

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

Redeemable Equity

Redeemable equity represented equity units of Forest Products Holdings, L.L.C. (FPH), former majority owner of BC Holdings, held by certain members of our senior management team, which units were redeemable at the option of the holder in the event of death or disability or the sale of a division resulting in the termination of his or her employment. We had historically classified these units outside of our permanent equity because these units were subject to mandatory redemption (and could have been subject to repayment by us) upon an event outside our control (i.e., death or disability). In 2012, we reclassified certain redeemable equity units into "Stockholders' Equity" on our Consolidated Balance Sheets, which resulted from employee retirements or terminations causing the equity units to no longer be subject to mandatory redemption in an event that is outside of BC Holdings' control. In 2013, following our initial public offering, we reclassified the remaining equity units as permanent equity because we no longer have an obligation to satisfy this redemption obligation on FPH's behalf.

Distributions

In 2012, we made $228.3 million of cash distributions to BC Holdings. Both our senior credit facility and the indenture governing our senior subordinated notes permitted these distributions. In 2014 and 2013, we did not make any cash distributions.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2014	2013	2012
	(thousands)
Beginning Balance, net of taxes	$(55,249)	$(121,229)	$(120,845)
Net actuarial gain (loss), current-period changes, before taxes	(75,016)	97,171	(8,432)
Amortization of actuarial (gain) loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	(23)	9,202	7,632
Amortization of prior service costs and other, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	—	304	416
Income taxes	28,790	(40,697)	—
Ending Balance, net of taxes	$(101,498)	$(55,249)	$(121,229)
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

The following pro forma financial information presents the combined results of operations as if the Wood Resources LLC Southeast Operations had been combined with us on January 1, 2012. The pro forma financial information also gives effect to the issuance of $50 million in aggregate principal amount of Senior Notes on August 15, 2013, and the $25.0 million borrowed under our revolving credit facility to partially finance the Acquisition, as if such transactions had occurred on January 1, 2012. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transactions in fact occurred on January 1, 2012. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

	Pro Forma
	Year Ended December 31
	2013	2012
	(unaudited, thousands, except per-share data)
Sales	$3,380,195	$2,905,380
Net income (a)(b)	$124,709	$44,656
Net income per common share - Basic and Diluted (c)	$3.28	$1.73
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

(c)
Pro forma weighted average common shares outstanding for both periods has been computed to give effect to the repurchase of 3,864,062 shares of Boise Cascade common stock from BC Holdings on July 30, 2013, as if such transaction had occurred on January 1, 2012.

11.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2014 and 2013	$5,593	$16,230	$—	$21,823

At December 31, 2014 and 2013, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The customer relationships, which were acquired through the acquisition of Wood Resources LLC Southeast Operations on September 30, 2013, are amortized over 15 years. Amortization expense is expected to be approximately $0.1 million per year through 2028.

Intangible assets consisted of the following:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(117)	1,283
	$10,300	$(117)	$10,183

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(23)	1,377
	$10,300	$(23)	$10,277

12.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include, but are not limited to, information technology, accounting, and human resource transactional services. On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amends the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. For those services scheduled to be terminated, the expiration dates are planned to occur between March 2015 and December 2015. Services for which the Amendment does not provide expiration dates will generally continue under the same terms and conditions of the Agreement. These administration services will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. Total expenses incurred under the Outsourcing Services Agreement were $15.1 million, $15.5 million, and $15.0 million, respectively, for the years ended December 31, 2014, 2013, and 2012. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Operations.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $28.7 million, $22.1 million, and $19.8 million, respectively, during the years ended December 31, 2014, 2013, and 2012. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $75.8 million, $67.5 million, and $60.3 million, respectively, during the years ended December 31, 2014, 2013, and 2012. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

Equity

On July 30, 2013, we repurchased 3,864,062 shares of our common stock from BC Holdings for $100.0 million funded with cash on hand.

14.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. In 2014, 2013, and 2012, we did not use derivative instruments.

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

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by various economic and industry factors, including the strength of the U.S. housing market, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control.

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

Our Wood Products segment manufactures structural, appearance, and industrial plywood panels. In addition, we manufacture engineered wood products (EWP), consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce studs, particleboard, and ponderosa pine lumber. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. During 2014, approximately 40% of Wood Products' overall sales were to our Building Materials Distribution segment.

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

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, and foreign currency exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We purchase many of these services from PCA, under an Outsourcing Services Agreement, under which PCA provides a number of corporate staff services to us. See Note 12, Outsourcing Services Agreement, for more information.

The segments' profits and losses are measured on operating profits and losses before interest expense and interest income. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the year ended December 31, 2014, no customers accounted for 10% or more of total sales. For the years ended December 31, 2013 and 2012, sales to one customer accounted for $350.9 million and $304.9 million, respectively, or approximately 11% of total sales for both periods. Sales to this customer were recorded in our Building Materials Distribution and our Wood Products segments.

Sales to foreign unaffiliated customers were $76.2 million, $87.2 million, and $82.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, 2013, and 2012, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2014	2013	2012
	(millions)
Wood Products
Plywood and veneer	$413.6	$367.8	$324.6
Engineered wood products	125.9	104.4	87.9
Lumber	113.7	97.3	77.4
Byproducts	56.1	42.5	44.6
Particleboard	52.3	40.2	33.1
Other	25.7	21.7	21.8
	787.2	674.0	589.3

Building Materials Distribution
Commodity	1,376.1	1,333.2	1,092.7
General line	937.3	857.9	794.9
Engineered wood products	473.1	408.4	302.2
	2,786.5	2,599.5	2,189.8
	$3,573.7	$3,273.5	$2,779.1

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation		Capital
		Inter-		Income	and	EBITDA	Expendi-
	Trade	segment	Total	Taxes	Amortization	(b)	tures	Assets
	(millions)
Year Ended December 31, 2014
Wood Products	$787.2	$529.8	$1,317.0	$108.4	$41.5	$149.8	$40.3	$533.1
Building Materials Distribution	2,786.5	0.1	2,786.7	56.7	9.8	66.5	20.3	483.6
Corporate and Other	—	—	—	(19.9)	0.2	(19.8)	0.6	203.9
Intersegment eliminations	—	(529.9)	(529.9)	—	—	—	—	—
	$3,573.7	$—	$3,573.7	145.1	$51.4	$196.6	$61.2	$1,220.5
Interest expense				(22.0)
Interest income				0.2
				$123.3

				Income
				(Loss)			Capital
	Sales			Before	Depreciation		Expendi-
		Inter-		Income	and	EBITDA	tures
	Trade	segment	Total	Taxes	Amortization	(b)	(a)	Assets
	(millions)
Year Ended December 31, 2013
Wood Products	$674.0	$460.1	$1,134.1	$77.7	$28.7	$106.3	$133.6	$514.5
Building Materials Distribution	2,599.5	0.1	2,599.6	39.9	9.2	49.2	14.7	456.1
Corporate and Other	—	—	—	(19.3)	0.1	(19.1)	0.5	133.6
Intersegment eliminations	—	(460.2)	(460.2)	—	—	—	—	—
	$3,273.5	$—	$3,273.5	98.3	$38.0	$136.4	$148.8	$1,104.2
Interest expense				(20.4)
Interest income				0.2
				$78.1

				Income
				(Loss)			Capital
	Sales			Before	Depreciation		Expendi-
		Inter-		Income	and	EBITDA	tures
	Trade	segment	Total	Taxes	Amortization	(b)	(a)	Assets
	(millions)
Year Ended December 31, 2012
Wood Products	$589.3	$353.9	$943.3	$55.8	$24.4	$80.2	$22.7	$366.1
Building Materials Distribution	2,189.8	0.5	2,190.2	24.0	8.8	32.9	7.1	415.7
Corporate and Other	—	—	—	(16.7)	0.1	(16.5)	—	46.0
Intersegment eliminations	—	(354.4)	(354.4)	—	—	—	—	—
	$2,779.1	$—	$2,779.1	63.2	$33.4	$96.6	$29.7	$827.8
Interest expense				(21.8)
Interest income				0.4
				$41.8
___________________________________

(a)
Capital spending in 2013 for Wood Products includes $103.0 million for the acquisition of two plywood manufacturing facilities in the Carolinas. Capital spending in 2012 for Wood Products includes $2.4 million for the acquisition of a sawmill in Arden, Washington.

(b)
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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Year Ended December 31
	2014	2013	2012
	(millions)
Net income (1)	$80.0	$116.9	$41.5
Interest expense	22.0	20.4	21.8
Interest income	(0.2)	(0.2)	(0.4)
Income tax provision (benefit) (1)	43.3	(38.8)	0.3
Depreciation and amortization	51.4	38.0	33.4
EBITDA	$196.6	$136.4	$96.6
  _______________________________________

(1)	The year ended December 31, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 5, Debt, and Note 6, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2014, our total obligation for log and fiber purchases under contracts with third parties was approximately $80 million based on fixed contract pricing or first quarter 2015 pricing for variable contracts. Under certain log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until the contract payment terms take effect.

We enter into contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. At December 31, 2014, we had approximately $13.8 million of energy purchase commitments. These payment obligations were valued either at market prices as of December 31, 2014, or at a fixed price, in each case in accordance with the terms of the related contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

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

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility, described in Note 5, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade has issued $300.0 million of 6.375% senior notes due in 2020 (Senior Notes). At December 31, 2014, $300.0 million of the Senior Notes were outstanding. The Senior Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 5, Debt, for more information.

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

All surety bonds and most letters of credit supporting obligations of subsidiaries sold or liabilities assumed by Boise Inc., which became a wholly-owned subsidiary of PCA, in connection with the sale of our Paper and Packaging & Newsprint assets in 2008 have been replaced by new surety bonds or letters of credit issued without our credit support. The principal exception is letters of credit supporting workers' compensation obligations assumed by Boise Inc., which as a matter of state law must remain in our name even though the underlying liabilities and exposures have been assumed by Boise Inc. We are entitled to an indemnification from the purchaser for liabilities with respect to such letters of credit arising from workers' compensation claims assumed by Boise Inc. and for our costs of maintaining Boise Inc.'s share of any such letter of credit.

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2014, we are unable to estimate the maximum potential liability under these indemnifications, and we are not aware of any material liabilities arising from these indemnifications.

17.    Quarterly Results of Operations (unaudited)

	2014 (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$767.2	$961.2	$983.3	$862.0
Income from operations	$14.6	$45.9	$56.2	$28.9
Net income	$5.6	$26.4	$32.3	$15.7
Net income per common share – Basic and Diluted	$0.14	$0.67	$0.82	$0.40

	2013
	First Quarter (b)	Second Quarter	Third Quarter	Fourth Quarter (a)
	(millions, except per-share amounts)
Net sales	$744.9	$852.3	$878.0	$798.3
Income from operations	$24.6	$22.2	$30.5	$21.4
Net income	$80.8	$10.4	$15.9	$9.8
Net income per common share – Basic and Diluted	$2.15	$0.24	$0.39	$0.25
_______________________________________

(a)	Each quarter of 2014, as well as the three months ended December 31, 2013, includes the results of the acquired plywood plants, Chester Wood Products LLC and Moncure Plywood LLC.

(b)	Net income for the three months ended March 31, 2013, includes a $68.7 million income tax benefit associated with recording net deferred tax assets upon our conversion to a corporation.

18.    Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income (Loss), Balance Sheets, and Statements of Cash Flows related to Boise Cascade. The Senior Notes are guaranteed fully and unconditionally and jointly and severally by each of our existing and future subsidiaries (other than our foreign subsidiaries). Each of our existing subsidiaries that is a guarantor of the Senior Notes is 100% owned by Boise Cascade. Other than the consolidated financial statements and footnotes for Boise Cascade and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors. The reclassifications to net income from accumulated other comprehensive loss are recorded primarily in our guarantor subsidiaries.

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

On October 1, 2013, we entered into a supplemental indenture (Supplemental Indenture) with certain of our subsidiaries and U.S. Bank National Association, the trustee for our Senior Notes, to add Chester Wood Products LLC and Moncure Plywood LLC as guarantors of the Senior Notes. Entry into the Supplemental Indenture was consummated in connection with the Acquisition on September 30, 2013. As such, Chester Wood Products LLC and Moncure Plywood LLC are included as guarantor subsidiaries in the consolidating guarantor and nonguarantor financial statements effective October 1, 2013.

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$3,560,416	$13,316	$—	$3,573,732
Intercompany	—	—	18,224	(18,224)	—
	—	3,560,416	31,540	(18,224)	3,573,732

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	3,057,603	27,956	(19,888)	3,065,671
Depreciation and amortization	179	50,070	1,190	—	51,439
Selling and distribution expenses	—	261,749	2,424	—	264,173
General and administrative expenses	19,252	27,573	—	1,664	48,489
Other (income) expense, net	(26)	(889)	(674)	—	(1,589)
	19,405	3,396,106	30,896	(18,224)	3,428,183

Income (loss) from operations	(19,405)	164,310	644	—	145,549

Foreign currency exchange gain (loss)	(379)	18	(71)	—	(432)
Interest expense	(22,049)	—	—	—	(22,049)
Interest income	32	205	—	—	237
	(22,396)	223	(71)	—	(22,244)

Income (loss) before income taxes and equity in net income of affiliates	(41,801)	164,533	573	—	123,305
Income tax (provision) benefit	(43,402)	106	—	—	(43,296)

Income (loss) before equity in net income of affiliates	(85,203)	164,639	573	—	80,009
Equity in net income of affiliates	165,212	—	—	(165,212)	—
Net income	80,009	164,639	573	(165,212)	80,009

Other comprehensive loss, net of tax
Defined benefit pension plans
Net actuarial loss	(46,234)	—	—	—	(46,234)
Amortization of actuarial gain	(15)	—	—	—	(15)
Amortization of prior service costs	—	—	—	—	—
Other comprehensive loss, net of tax	(46,249)	—	—	—	(46,249)
Comprehensive income	$33,760	$164,639	$573	$(165,212)	$33,760

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$3,258,873	$14,623	$—	$3,273,496
Intercompany	—	—	12,259	(12,259)	—
	—	3,258,873	26,882	(12,259)	3,273,496

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	2,831,103	28,338	(12,827)	2,846,614
Depreciation and amortization	140	36,682	1,216	—	38,038
Selling and distribution expenses	—	242,743	2,540	—	245,283
General and administrative expenses	18,786	26,135	—	568	45,489
Other (income) expense, net	(150)	324	(859)	—	(685)
	18,776	3,136,987	31,235	(12,259)	3,174,739

Income (loss) from operations	(18,776)	121,886	(4,353)	—	98,757

Foreign currency exchange loss	(292)	(115)	(17)	—	(424)
Interest expense	(20,426)	—	—	—	(20,426)
Interest income	83	158	—	—	241
	(20,635)	43	(17)	—	(20,609)

Income (loss) before income taxes and equity in net income of affiliates	(39,411)	121,929	(4,370)	—	78,148
Income tax (provision) benefit	38,656	154	(22)	—	38,788

Income (loss) before equity in net income of affiliates	(755)	122,083	(4,392)	—	116,936
Equity in net income of affiliates	117,691	—	—	(117,691)	—
Net income (loss)	116,936	122,083	(4,392)	(117,691)	116,936

Other comprehensive income, net of tax
Defined benefit pension plans
Net actuarial gain	60,100	—	—	—	60,100
Amortization of actuarial loss	5,692	—	—	—	5,692
Amortization of prior service costs	188	—	—	—	188
Other comprehensive income, net of tax	65,980	—	—	—	65,980
Comprehensive income (loss)	$182,916	$122,083	$(4,392)	$(117,691)	$182,916

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,765,980	$13,082	$—	$2,779,062
Intercompany	—	—	13,396	(13,396)	—
	—	2,765,980	26,478	(13,396)	2,779,062

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	2,390,124	27,885	(14,564)	2,403,445
Depreciation and amortization	120	31,691	1,596	—	33,407
Selling and distribution expenses	—	231,593	3,462	—	235,055
General and administrative expenses	16,425	25,529	—	1,168	43,122
Other (income) expense, net	126	2,818	(2,042)	—	902
	16,671	2,681,755	30,901	(13,396)	2,715,931

Income (loss) from operations	(16,671)	84,225	(4,423)	—	63,131

Foreign currency exchange gain (loss)	149	(124)	12	—	37
Interest expense	(21,757)	—	—	—	(21,757)
Interest income	196	196	—	—	392
	(21,412)	72	12	—	(21,328)

Income (loss) before income taxes and equity in net income of affiliates	(38,083)	84,297	(4,411)	—	41,803
Income tax provision	(300)	(7)	—	—	(307)

Income (loss) before equity in net income of affiliates	(38,383)	84,290	(4,411)	—	41,496
Equity in net income of affiliates	79,879	—	—	(79,879)	—
Net income (loss)	41,496	84,290	(4,411)	(79,879)	41,496

Other comprehensive loss
Defined benefit pension plans
Net actuarial loss	(8,432)	—	—	—	(8,432)
Amortization of actuarial loss	7,632	—	—	—	7,632
Amortization of prior service costs and other	416	—	—	—	416
Other comprehensive loss	(384)	—	—	—	(384)
Comprehensive income (loss)	$41,112	$84,290	$(4,411)	$(79,879)	$41,112

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$163,512	$23	$14	$—	$163,549
Receivables
Trade, less allowances	237	171,613	464	—	172,314
Related parties	—	821	—	—	821
Other	171	6,908	232	—	7,311
Inventories	—	389,259	5,202	—	394,461
Deferred income taxes	20,305	—	6	—	20,311
Prepaid expenses and other	10,756	4,064	37	—	14,857
Total current assets	194,981	572,688	5,955	—	773,624

Property and equipment, net	1,601	359,474	7,053	—	368,128
Timber deposits	—	13,819	—	—	13,819
Deferred financing costs	7,149	—	—	—	7,149
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,183	—	—	10,183
Deferred income taxes	16,684	—	—	—	16,684
Other assets	20	9,055	—	—	9,075
Investments in affiliates	771,026	—	—	(771,026)	—
Total assets	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$7,238	$143,141	$314	$—	$150,693
Related parties	—	1,743	—	—	1,743
Accrued liabilities
Compensation and benefits	18,793	46,867	510	—	66,170
Interest payable	3,298	—	—	—	3,298
Other	1,559	30,163	1,564	—	33,286
	30,888	221,914	2,388	—	255,190

Debt
Long-term debt	301,415	—	—	—	301,415

Other
Compensation and benefits	156,218	—	—	—	156,218
Other long-term liabilities	10,552	4,722	—	—	15,274
	166,770	4,722	—	—	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	502,739	—	—	—	502,739
Accumulated other comprehensive loss	(101,498)	—	—	—	(101,498)
Retained earnings	190,714	—	—	—	190,714
Subsidiary equity	—	760,406	10,620	(771,026)	—
Total stockholders' equity	492,388	760,406	10,620	(771,026)	492,388
Total liabilities and stockholders' equity	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$118,198	$25	$26	$—	$118,249
Receivables
Trade, less allowances	13	151,225	1,002	—	152,240
Related parties	17	566	—	—	583
Other	(30)	7,115	183	—	7,268
Inventories	(101)	379,012	4,448	—	383,359
Deferred income taxes	18,143	—	8	—	18,151
Prepaid expenses and other	2,819	4,983	53	—	7,855
Total current assets	139,059	542,926	5,720	—	687,705

Property and equipment, net	1,113	351,838	8,034	—	360,985
Timber deposits	—	6,266	—	—	6,266
Deferred financing costs	8,334	—	—	—	8,334
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,277	—	—	10,277
Deferred income taxes	760	—	—	—	760
Other assets	36	8,000	—	—	8,036
Investments in affiliates	739,420	—	—	(739,420)	—
Total assets	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2013 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$5,396	$133,724	$516	$—	$139,636
Related parties	402	2,082	—	—	2,484
Accrued liabilities	—	—	—	—
Compensation and benefits	17,262	42,784	481	—	60,527
Interest payable	3,294	—	—	—	3,294
Other	1,421	30,341	1,314	—	33,076
	27,775	208,931	2,311	—	239,017

Debt
Long-term debt	301,613	—	—	—	301,613

Other
Compensation and benefits	96,536	—	—	—	96,536
Other long-term liabilities	10,317	4,222	—	—	14,539
	106,853	4,222	—	—	111,075

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	432	—	—	—	432
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	496,593	—	—	—	496,593
Accumulated other comprehensive loss	(55,249)	—	—	—	(55,249)
Retained earnings	110,705	—	—	—	110,705
Subsidiary equity	—	727,977	11,443	(739,420)	—
Total stockholders' equity	452,481	727,977	11,443	(739,420)	452,481
Total liabilities and stockholders' equity	$888,722	$941,130	$13,754	$(739,420)	$1,104,186

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$80,009	$164,639	$573	$(165,212)	$80,009
Items in net income not using (providing) cash
Equity in net income of affiliates	(165,212)	—	—	165,212	—
Depreciation and amortization, including deferred financing costs and other	1,792	50,070	1,190	—	53,052
Stock-based compensation	5,916	—	—	—	5,916
Pension expense	838	—	—	—	838
Deferred income taxes	10,705	—	—	—	10,705
Other	(33)	(1,556)	—	—	(1,589)
Decrease (increase) in working capital			—	—
Receivables	(336)	(20,436)	495	—	(20,277)
Inventories	(101)	(10,247)	(754)	—	(11,102)
Prepaid expenses and other	(184)	311	16	—	143
Accounts payable and accrued liabilities	2,949	12,396	73	—	15,418
Pension contributions	(12,071)	—	—	—	(12,071)
Income taxes payable	(7,766)	—	—	—	(7,766)
Other	(4,065)	(7,368)	—	—	(11,433)
Net cash provided by (used for) operations	(87,559)	187,809	1,593	—	101,843
Cash provided by (used for) investment
Expenditures for property and equipment	(577)	(60,453)	(187)	—	(61,217)
Proceeds from sales of assets	—	4,814	—	—	4,814
Other	(17)	38	(22)	—	(1)
Net cash used for investment	(594)	(55,601)	(209)	—	(56,404)
Cash provided by (used for) financing
Issuances of long-term debt, including revolving credit facility	57,600	—	—	—	57,600
Payments of long-term debt, including revolving credit facility	(57,600)	—	—	—	(57,600)
Financing costs	(11)	—	—	—	(11)
Other	(128)	—	—	—	(128)
Due to (from) affiliates	133,606	(132,210)	(1,396)	—	—
Net cash provided by (used for) financing	133,467	(132,210)	(1,396)	—	(139)
Net increase (decrease) in cash and cash equivalents	45,314	(2)	(12)	—	45,300
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$163,512	$23	$14	$—	$163,549

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$116,936	$122,083	$(4,392)	$(117,691)	$116,936
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(117,691)	—	—	117,691	—
Depreciation and amortization, including deferred financing costs and other	1,912	36,682	1,216	—	39,810
Stock-based compensation	2,869	—	—	—	2,869
Pension expense	10,989	—	—	—	10,989
Deferred income taxes	(59,600)	—	—	—	(59,600)
Other	(161)	(651)	23	—	(789)
Decrease (increase) in working capital, net of acquisitions
Receivables	183	(11,269)	72	—	(11,014)
Inventories	101	(52,138)	1,079	—	(50,958)
Prepaid expenses and other	(108)	(385)	(22)	—	(515)
Accounts payable and accrued liabilities	2,280	(990)	(139)	—	1,151
Pension contributions	(10,739)	—	—	—	(10,739)
Income taxes payable	(2,008)	(12)	4	—	(2,016)
Other	(1,821)	(876)	—	—	(2,697)
Net cash provided by (used for) operations	(56,858)	92,444	(2,159)	—	33,427
Cash provided by (used for) investment
Expenditures for property and equipment	(498)	(44,750)	(503)	—	(45,751)
Acquisition of businesses and facilities	—	(103,029)	—	—	(103,029)
Proceeds from sales of assets	831	919	417	—	2,167
Other	—	(67)	—	—	(67)
Net cash provided by (used for) investment	333	(146,927)	(86)	—	(146,680)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—	—	—	262,488
Treasury stock purchased	(100,000)	—	—	—	(100,000)
Issuances of long-term debt, including revolving credit facility	130,000	—	—	—	130,000
Payments of long-term debt, including revolving credit facility	(105,010)	—	—	—	(105,010)
Financing costs	(2,061)	—	—	—	(2,061)
Other	—	—	192	—	192
Due to (from) affiliates	(56,374)	54,473	1,901	—	—
Net cash provided by financing	129,043	54,473	2,093	—	185,609
Net increase (decrease) in cash and cash equivalents	72,518	(10)	(152)	—	72,356
Balance at beginning of the period	45,680	35	178	—	45,893
Balance at end of the period	$118,198	$25	$26	$—	$118,249

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2012

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$41,496	$84,290	$(4,411)	$(79,879)	$41,496
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(79,879)	—	—	79,879	—
Depreciation and amortization, including deferred financing costs and other	3,924	31,691	1,596	—	37,211
Pension expense	12,653	—	—	—	12,653
Other	(61)	(115)	(295)	—	(471)
Decrease (increase) in working capital, net of acquisitions
Receivables	772	(17,558)	(396)	(56)	(17,238)
Inventories	—	(41,699)	(129)	—	(41,828)
Prepaid expenses and other	(71)	(596)	15	—	(652)
Accounts payable and accrued liabilities	1,259	49,115	83	56	50,513
Pension contributions	(8,486)	—	—	—	(8,486)
Income taxes payable	133	—	—	—	133
Other	3,933	342	2	—	4,277
Net cash provided by (used for) operations	(24,327)	105,470	(3,535)	—	77,608
Cash provided by (used for) investment
Expenditures for property and equipment	(28)	(26,886)	(472)	—	(27,386)
Acquisitions of businesses and facilities	—	(2,355)	—	—	(2,355)
Proceeds from sales of assets	—	246	—	—	246
Other	(4)	1	64	—	61
Net cash used for investment	(32)	(28,994)	(408)	—	(29,434)
Cash provided by (used for) financing
Issuances of long-term debt	300,000	—	—	—	300,000
Payments of long-term debt	(244,560)	—	—	—	(244,560)
Distributions to Boise Cascade Holdings, L.L.C.	(228,268)	—	—	—	(228,268)
Financing costs	(5,822)	—	—	—	(5,822)
Due to (from) affiliates	72,449	(76,461)	4,012	—	—
Net cash provided by (used for) financing	(106,201)	(76,461)	4,012	—	(178,650)
Net increase (decrease) in cash and cash equivalents	(130,560)	15	69	—	(130,476)
Balance at beginning of the period	176,240	20	109	—	176,369
Balance at end of the period	$45,680	$35	$178	$—	$45,893

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boise Cascade Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited Boise Cascade Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Cascade Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Boise Cascade Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
February 25, 2015

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

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include, but are not limited to, information technology, accounting, and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the year covered by this Form 10-K. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

On November 17, 2014, we amended the Outsourcing Services Agreement with PCA to provide for the termination of substantially all administrative services provided by PCA to us. For those services scheduled to be terminated, the expiration dates are planned to occur between March 2015 and December 2015. Services for which the amendment does not provide expiration dates will generally continue under the same terms and conditions as set forth in the base agreement. As these services transition to us and our employees, we will analyze and evaluate the impact these changes may have on our internal controls over financial reporting and where necessary, will implement changes in controls and procedures relating to our business.

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

Management's Report on Internal Control Over Financial Reporting

The management of Boise Cascade Company (Boise Cascade) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2014, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting, including the effectiveness of the services provided to us under the Outsourcing Services Agreement with PCA, based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

On November 17, 2014, we amended the Outsourcing Services Agreement with PCA to provide for the termination of substantially all administrative services provided by PCA to us, which expiration dates are planned to occur between March 2015 and December 2015. Services for which the amendment does not provide expiration dates will generally continue under the same terms and conditions as set forth in the base agreement. These administration services, including information technology, accounting, and human resource transactional services, will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. As a result, management, with the participation of the CEO and CFO, has determined that the anticipated change of performing these services internally and without the services of PCA is reasonably likely to materially affect the structure of our internal controls over financial reporting. There was no other change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015, to be filed with the Commission no later than 120 days after December 31, 2014, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015, to be filed with the Commission no later than 120 days after December 31, 2014, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015, to be filed with the Commission no later than 120 days after December 31, 2014, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015, to be filed with the Commission no later than 120 days after December 31, 2014, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2015, to be filed with the Commission no later than 120 days after December 31, 2014, in accordance with General Instruction G(3) to the Form 10-K.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as a part of this Form 10-K:

(1)    Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm for Boise Cascade Company are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

-    Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012.

-	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012.

-     Consolidated Balance Sheets as of December 31, 2014 and 2013.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012.

-    Notes to Consolidated Financial Statements.

-    Reports of Independent Registered Public Accounting Firm.

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

BOISE CASCADE COMPANY

/s/ Thomas E. Carlile
Thomas E. Carlile
Chief Executive Officer

Date:  February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ Thomas E. Carlile	Chief Executive Officer
Thomas E. Carlile

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Executive Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

(iv)	Directors:

	/s/ Duane C. McDougall	/s/ Mack L. Hogans
	Duane C. McDougall, Chairman	Mack L. Hogans

	/s/ Thomas E. Carlile	/s/ Kristopher J. Matula
	Thomas E. Carlile	Kristopher J. Matula

	/s/ Richard H. Fleming	/s/ Christopher J. McGowan
	Richard H. Fleming	Christopher J. McGowan

	/s/ Karen E. Gowland	/s/ Matthew W. Norton
	Karen E. Gowland	Matthew W. Norton

/s/ David H. Hannah
David H. Hannah

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed or Furnished With This Form 10-K for the Year Ended December 31, 2014

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
		8-K*	333-122770*	10.1*	12/21/2012*

10.6	Third Amendment to Credit Agreement, dated as of May 15, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	5/21/2013

10.7	Fourth Amendment to Credit Agreement, dated as of July 19, 2013, by and among Boise Cascade Company and the subsidiaries identified therein, as borrowers, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent	8-K	001-35805	10.1	7/22/2013

10.8	Fifth Amendment to Credit Agreement, dated as of August 15, 2013, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other borrowers and guarantors party thereto	8-K	001-35805	10.1	8/16/2013

10.9	Sixth Amendment to Credit Agreement, dated as of February 6, 2014, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signatures pages thereof	10-Q	001-35805	10.1	5/8/2014

10.10	General Continuing Guaranty, dated as of December 20, 2012, by Boise Cascade Holdings, L.L.C., in favor of Wells Fargo Capital Finance, LLC, as Agent	8-K*	333-122770*	10.2*	12/21/2012*

10.11	Intellectual Property License Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.3*	2/28/2008*

10.12	Outsourcing Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.4*	2/28/2008*

10.13	Fifth Amendment to Outsourcing Services Agreement, dated as of November 17, 2014, between Boise Cascade Company and Boise Paper Holdings, L.L.C., a subsidiary of Packaging Corporation of America	8-K	001-35805	10.1	11/18/2014

10.14+	Employment Agreement dated November 20, 2008, between Duane C. McDougall and Boise Cascade, L.L.C.	8-K*	333-122770*	10.2*	11/25/2008*

10.15+	Amendment to Employment Agreement dated February 20, 2009, between Boise Cascade, L.L.C., and Duane McDougall	8-K*	333-122770*	10.3*	2/26/2009*

10.16+	Second Amendment to Employment Agreement effective August 16, 2009, between Boise Cascade, L.L.C., and Duane McDougall	10-Q*	333-122770*	10.1*	11/13/2009*

10.17+	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.	10-Q*	333-122770*	10.3*	11/13/2009*

10.18+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K*	333-122770*	99.1*	11/2/2007*

10.19+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.20+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.21+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.22+	Boise Cascade Company Financial Counseling Program, as amended through December 12, 2007	8-K*	333-122770*	99.4*	12/18/2007*

10.23+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.24+	2008 Annual Incentive Award Notifications with respect to Boise Cascade, L.L.C., Incentive and Performance Plan	10-Q*	333-122770*	10*	5/8/2008*

10.25+	Boise Cascade Company 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010, and as amended through July 31, 2013	S-4	333-191191	10.23	9/16/2013

10.26+	Retention Award Agreement entered into September 30, 2011, by and between Tom Carlile and Boise Cascade, L.L.C.	8-K*	333-122770*	10.1*	10/5/2011*

10.27+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.28+	Boise Cascade Holdings, L.L.C., Directors Deferred Compensation Plan, as amended through November 1, 2009	10-K*	333-122770*	10.35*	3/1/2010*

10.29+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.30+	Management Equity Agreement dated November 29, 2004, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	S-1 Amend. No. 3*	333-122770*	10.25*	5/2/2005*

10.31+	Management Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.1*	4/6/2006*

10.32+	Amendment dated February 20, 2009, to Management Equity Agreement	8-K*	333-122770*	10.2*	2/26/2009*

10.33+
Form of Repurchase Agreement and Amendment No. 1 to Management Equity Agreement dated May 23, 2008, by and among Forest Products Holdings, L.L.C., and each of the persons named on the signature pages thereto
		8-K*	333-122770*	10.2*	5/28/2008*

10.34+	Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	8-K*	333-122770*	10.3*	11/25/2008*

10.35+	Amendment No. 1, effective August 16, 2009, to Management Equity Agreement dated November 20, 2008, between Duane C. McDougall and Forest Products Holdings, L.L.C.	10-Q*	333-122770*	10.2*	11/13/2009*

10.36+	Director Equity Agreement dated April 3, 2006, by and among Forest Products Holdings, L.L.C., and each of the persons listed on the signature pages thereto	8-K*	333-122770*	99.2*	4/6/2006*

10.37+	Amendment to Director Equity Agreement entered into February 20, 2009	8-K*	333-122770*	10.3*	2/26/2009*

10.38+	Form of Officer Severance Agreement (between Boise Cascade, L.L.C., and all elected officers)	S-1 Amend. No. 2	333-184964	10.32	1/4/2013

10.39+	Form of Indemnification Agreement (for directors and officers affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.3	2/13/2013

10.40+	Form of Indemnification Agreement (for directors and officers not affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.4	2/13/2013

10.41+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.42	Share Repurchase Agreement, dated July 22, 2013, between Boise Cascade Company and Boise Cascade Holdings, L.L.C.	8-K	001-35805	10.2	7/22/2013

12.1	Ratio of Earnings to Fixed Charges					X

21.1	List of subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

*	Refers to prior filings of Boise Cascade Holdings, L.L.C.