Form 10-Q
period 2015-03-31
BOISE CASCADE Co
filed 2015-04-29
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

There were 39,531,933 shares of the registrant's $0.01 par value common stock outstanding on April 24, 2015.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2015	2014
	(thousands, except per-share data)
Sales	$809,903	$767,180

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	705,039	672,608
Depreciation and amortization	13,587	12,320
Selling and distribution expenses	61,880	58,930
General and administrative expenses	12,008	10,665
Other (income) expense, net	(299)	(1,900)
	792,215	752,623

Income from operations	17,688	14,557

Foreign currency exchange loss	(107)	(89)
Interest expense	(5,481)	(5,512)
Interest income	90	70
	(5,498)	(5,531)

Income before income taxes	12,190	9,026
Income tax provision	(4,573)	(3,461)
Net income	$7,617	$5,565

Weighted average common shares outstanding:
Basic	39,498	39,372
Diluted	39,622	39,452

Net income per common share:
Basic	$0.19	$0.14
Diluted	$0.19	$0.14

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2015	2014
	(thousands)
Net income	$7,617	$5,565
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $613 and ($2), respectively	985	(4)
Effect of settlements, net of tax of $192 and $-, respectively	309	—
Other comprehensive income (loss), net of tax	1,294	(4)
Comprehensive income	$8,911	$5,561

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014
	(thousands)
ASSETS
Current
Cash and cash equivalents	$134,516	$163,549
Receivables
Trade, less allowances of $2,293 and $2,062	213,702	172,314
Related parties	573	821
Other	5,361	7,311
Inventories	432,467	394,461
Deferred income taxes	19,749	20,311
Prepaid expenses and other	7,602	14,857
Total current assets	813,970	773,624

Property and equipment, net	364,280	368,128
Timber deposits	13,810	13,819
Deferred financing costs	6,843	7,149
Goodwill	21,823	21,823
Intangible assets, net	10,160	10,183
Deferred income taxes	16,033	16,684
Other assets	9,873	9,075
Total assets	$1,256,792	$1,220,485

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2015	December 31, 2014
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$207,945	$150,693
Related parties	3,591	1,743
Accrued liabilities
Compensation and benefits	46,914	66,170
Interest payable	8,079	3,298
Other	27,800	33,286
Total current liabilities	294,329	255,190

Debt
Long-term debt	301,364	301,415

Other
Compensation and benefits	144,386	156,218
Other long-term liabilities	14,770	15,274
	159,156	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,395 and 43,282 shares issued, respectively	434	433
Treasury stock, 3,864 shares at cost	(100,000)	(100,000)
Additional paid-in capital	503,382	502,739
Accumulated other comprehensive loss	(100,204)	(101,498)
Retained earnings	198,331	190,714
Total stockholders' equity	501,943	492,388
Total liabilities and stockholders' equity	$1,256,792	$1,220,485

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2015	2014
	(thousands)
Cash provided by (used for) operations
Net income	$7,617	$5,565
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	13,966	12,729
Stock-based compensation	1,205	842
Pension expense	2,082	278
Deferred income taxes	408	643
Other	(517)	(1,908)
Decrease (increase) in working capital
Receivables	(39,190)	(46,707)
Inventories	(38,006)	(37,700)
Prepaid expenses and other	(1,248)	(4,880)
Accounts payable and accrued liabilities	41,599	48,315
Pension contributions	(12,919)	(390)
Income taxes payable	11,358	2,314
Other	(2,339)	(3,051)
Net cash used for operations	(15,984)	(23,950)

Cash provided by (used for) investment
Expenditures for property and equipment	(12,618)	(12,539)
Proceeds from sales of assets	100	4,520
Other	(1)	61
Net cash used for investment	(12,519)	(7,958)

Cash provided by (used for) financing
Borrowings on revolving credit facility	—	13,000
Payments on revolving credit facility	—	(13,000)
Financing costs	—	(11)
Other	(530)	(345)
Net cash used for financing	(530)	(356)

Net decrease in cash and cash equivalents	(29,033)	(32,264)

Balance at beginning of the period	163,549	118,249

Balance at end of the period	$134,516	$85,985

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

We operate our business using three reportable segments: (1) Wood Products, which manufactures plywood, EWP, studs, particleboard, and ponderosa pine lumber; (2) Building Materials Distribution, which is a wholesale distributor of building materials; and (3) Corporate and Other, which includes corporate support staff services and pension plan activity, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 11, Segment Information.

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2014 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement, medical, and workers' compensation benefits; stock-based compensation; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2015, and December 31, 2014, we had $2.8 million and $6.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At March 31, 2015, and December 31, 2014, we had $18.4 million and $24.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.5 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories include the following (work in process is not material):

	March 31, 2015	December 31, 2014
	(thousands)
Finished goods and work in process	$354,523	$308,359
Logs	47,679	57,065
Other raw materials and supplies	30,265	29,037
	$432,467	$394,461

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2015	December 31, 2014
	(thousands)
Land	$36,819	$36,819
Buildings	97,504	96,804
Improvements	42,830	42,699
Office equipment and vehicles	96,719	93,620
Machinery and equipment	410,621	410,633
Construction in progress	15,285	11,118
	699,778	691,693
Less accumulated depreciation	(335,498)	(323,565)
	$364,280	$368,128

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of March 31, 2015, and December 31, 2014, we held $107.3 million and $137.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2015, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $315.0 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value based on quoted market prices for similar traded debt (Level 2 measurement).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both March 31, 2015, and December 31, 2014, the receivables from a single customer accounted for approximately 11% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard will affect our balance sheet presentation only, and will have no impact on our results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU makes targeted amendments to the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material effect on our financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. At its April 1, 2015, meeting, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. The FASB intends to issue an exposure draft in the near term with a 30-day comment period. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.	Income Taxes

Income Tax Provision

For the three months ended March 31, 2015 and 2014, we recorded $4.6 million and $3.5 million, respectively, of income tax expense and had an effective rate of 37.5% and 38.3%, respectively. During the three months ended March 31, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction. During the three months ended March 31, 2014, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes.

During the three months ended March 31, 2015, refunds received, net of cash paid for taxes, were $7.2 million, and during the three months ended March 31, 2014, cash paid for taxes, net of refunds received, was $0.5 million.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2015	2014
	(thousands, except per-share data)
Net income	$7,617	$5,565
Weighted average common shares outstanding during the period (for basic calculation)	39,498	39,372
Dilutive effect of other potential common shares	124	80
Weighted average common shares and potential common shares (for diluted calculation)	39,622	39,452

Net income per common share - Basic	$0.19	$0.14
Net income per common share - Diluted	$0.19	$0.14

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares and 0.2 million shares of common stock, respectively, in the three months ended March 31, 2015 and 2014. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(thousands)
Asset-based revolving credit facility	$—	$—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,374	1,425
Long-term debt	$301,364	$301,415

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

Interest rates under the Revolving Credit Facility are based, at the company's election, on either London Interbank Offered Rate (LIBOR) or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

The Revolving Credit Facility contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Revolving Credit Facility also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Revolving Credit Facility, and Availability at March 31, 2015, was $342.0 million.

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

At both March 31, 2015, and December 31, 2014, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

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

Cash Paid for Interest

For both the three months ended March 31, 2015 and 2014, cash payments for interest were $0.3 million.

6.	Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2015	2014
	(thousands)
Service cost	$475	$401
Interest cost	4,707	5,151
Expected return on plan assets	(5,200)	(5,268)
Amortization of actuarial (gain) loss	1,599	(6)
Plan settlement loss	501	—
Net periodic benefit cost	$2,082	$278

In March 2015, we contributed company-owned real property to the qualified defined benefit pension plan from one location in our Building Materials Distribution segment. The pension plan obtained an independent appraisal of the property, and based on the appraisal, the plan recorded the contribution at fair value of approximately $3 million.

We are leasing back the contributed property for an initial term of ten years with two five-year extension options and continue to use the property in our distribution operations. Rent payments are made quarterly, with first-year annual rent of $0.2 million and 2% annual escalation rates thereafter. The lease provides us a right of first refusal on any subsequent sale by the pension plan, as well as repurchase options at the end of the initial term and extension periods. The plan engaged an independent fiduciary who negotiated the lease terms and also manages the property on behalf of the plan.

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

In the first three months of 2015, we contributed $12.9 million in cash to the pension plans. For the remainder of 2015, we expect to make approximately $1.5 million in additional cash contributions to the pension plans.

7.	Stock-Based Compensation

In February 2015 and 2014, we granted two types of stock-based awards under the 2013 Incentive Compensation Plan (2013 Incentive Plan): performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2015, we granted 116,325 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2015 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. During the 2014 performance period, participants earned 129% of the target based on Boise Cascade’s 2014 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the three months ended March 31, 2015 and 2014, we granted an aggregate of 137,614 and 121,804 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

The PSUs, if earned, vest in three equal tranches of each year after the grant date, subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches of each year after the grant date. However, 100% of PSUs and RSUs granted to retirement-eligible employees (age 62 or older with 15 years of service, or age 65 or older) vest on the later of March 1 after grant date or the date upon which they become retirement eligible. The RSUs granted to nonemployee directors vest over a one-year period, provided that such vested shares will not be delivered to the directors until six months following termination from the board of directors.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the three months ended March 31, 2015, the total fair value of PSUs and RSUs vested was $2.9 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the three months ended March 31, 2015:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2014	116,559	$29.66	64,864	$30.45
Granted	116,325	36.17	137,614	36.18
Performance condition adjustment	27,438	30.32	—	—
Vested	(64,149)	30.32	(17,107)	30.43
Forfeited	(1,428)	29.79	(1,099)	30.32
Outstanding, March 31, 2015	194,745	$33.42	184,272	$34.73

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

	Three Months Ended March 31
	2015	2014
	(thousands)
PSUs	$494	$367
RSUs	562	282
Stock options	149	193
Total	$1,205	$842

The related tax benefit for the three months ended March 31, 2015 and 2014, was $0.5 million and $0.3 million, respectively. As of March 31, 2015, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $11.0 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.8 years.

8.    Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
	(thousands)
Beginning Balance	$(101,498)	$(55,249)
Defined benefit pension plans, amounts reclassified from accumulated other comprehensive loss, net of tax of $805 and ($2), respectively (a)	1,294	(4)
Ending Balance	$(100,204)	$(55,253)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 6, Retirement and Benefit Plans.

9.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include, but are not limited to, information technology, accounting, and human resource transactional services. On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amends the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. For those services scheduled to be terminated, the expiration dates are planned to occur between March 2015 and December 2015. Services for which the Amendment does not provide expiration dates will generally continue under the same terms and conditions of the Agreement. These administrative services will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. Total expenses incurred under the Outsourcing Services Agreement were $3.6 million and $3.9 million, respectively, for the three months ended March 31, 2015 and 2014.

10.	Transactions With Related Party

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $6.3 million and $7.2 million, respectively, during the three months ended March 31, 2015 and 2014. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.9 million and $16.1 million, respectively, during the three months ended March 31, 2015 and 2014. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.	Segment Information

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K, except as discussed below.

An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Income	Depreciation
		Inter-		Taxes	and	EBITDA
	Trade	segment	Total	(b)	Amortization	(a) (b)
	(millions)
Three Months Ended March 31, 2015
Wood Products	$187.0	$122.3	$309.3	$20.9	$10.8	$31.7
Building Materials Distribution	622.9	—	622.9	3.3	2.7	6.1
Corporate and Other	—	—	—	(6.7)	0.1	(6.6)
Intersegment eliminations	—	(122.3)	(122.3)	—	—	—
	$809.9	$—	$809.9	17.6	$13.6	$31.2
Interest expense				(5.5)
Interest income				0.1
				$12.2

				Income
				(Loss)
				Before
	Sales			Income	Depreciation
		Inter-		Taxes	and	EBITDA
	Trade	segment	Total	(b)	Amortization	(a) (b)
	(millions)
Three Months Ended March 31, 2014
Wood Products	$181.7	$111.6	$293.3	$13.0	$10.0	$23.0
Building Materials Distribution	585.5	—	585.5	5.9	2.3	8.2
Corporate and Other	—	—	—	(4.4)	—	(4.4)
Intersegment eliminations	—	(111.6)	(111.6)	—	—	—
	$767.2	$—	$767.2	14.5	$12.3	$26.8
Interest expense				(5.5)
Interest income				0.1
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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended March 31
	2015	2014
	(millions)
Net income	$7.6	$5.6
Interest expense	5.5	5.5
Interest income	(0.1)	(0.1)
Income tax provision	4.6	3.5
Depreciation and amortization	13.6	12.3
EBITDA	$31.2	$26.8

(b)
Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses), was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) and EBITDA have not been recast in the table above. For the three months ended March 31, 2014, $0.1 million of pension expense was recorded in each of the Wood Products and Building Materials Distribution segments.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 5, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At March 31, 2015, there have been no material changes to the commitments disclosed in the 2014 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2015, there have been no material changes to the guarantees disclosed in the 2014 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$807,727	$2,176	$—	$809,903
Intercompany	—	—	4,039	(4,039)	—
	—	807,727	6,215	(4,039)	809,903

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	850	702,853	5,649	(4,313)	705,039
Depreciation and amortization	58	13,239	290	—	13,587
Selling and distribution expenses	555	60,763	562	—	61,880
General and administrative expenses	5,293	6,441	—	274	12,008
Other (income) expense, net	(225)	157	(231)	—	(299)
	6,531	783,453	6,270	(4,039)	792,215

Income (loss) from operations	(6,531)	24,274	(55)	—	17,688

Foreign currency exchange gain (loss)	(172)	133	(68)	—	(107)
Interest expense	(5,481)	—	—	—	(5,481)
Interest income	18	72	—	—	90
	(5,635)	205	(68)	—	(5,498)

Income (loss) before income taxes and equity in net income of affiliates	(12,166)	24,479	(123)	—	12,190
Income tax (provision) benefit	(4,604)	31	—	—	(4,573)

Income (loss) before equity in net income of affiliates	(16,770)	24,510	(123)	—	7,617
Equity in net income of affiliates	24,387	—	—	(24,387)	—
Net income (loss)	7,617	24,510	(123)	(24,387)	7,617

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial loss	985	—	—	—	985
Effect of settlements	309	—	—	—	309
Other comprehensive income, net of tax	1,294	—	—	—	1,294
Comprehensive income (loss)	$8,911	$24,510	$(123)	$(24,387)	$8,911

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$764,070	$3,110	$—	$767,180
Intercompany	—	—	2,565	(2,565)	—
	—	764,070	5,675	(2,565)	767,180

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	669,750	5,398	(2,540)	672,608
Depreciation and amortization	34	11,979	307	—	12,320
Selling and distribution expenses	—	58,275	655	—	58,930
General and administrative expenses	4,275	6,415	—	(25)	10,665
Other (income) expense, net	9	(1,630)	(279)	—	(1,900)
	4,318	744,789	6,081	(2,565)	752,623

Income (loss) from operations	(4,318)	19,281	(406)	—	14,557

Foreign currency exchange gain (loss)	(62)	9	(36)	—	(89)
Interest expense	(5,512)	—	—	—	(5,512)
Interest income	5	65	—	—	70
	(5,569)	74	(36)	—	(5,531)

Income (loss) before income taxes and equity in net income of affiliates	(9,887)	19,355	(442)	—	9,026
Income tax (provision) benefit	(3,479)	18	—	—	(3,461)

Income (loss) before equity in net income of affiliates	(13,366)	19,373	(442)	—	5,565
Equity in net income of affiliates	18,931	—	—	(18,931)	—
Net income (loss)	5,565	19,373	(442)	(18,931)	5,565

Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial gain	(4)	—	—	—	(4)
Other comprehensive loss, net of tax	(4)	—	—	—	(4)
Comprehensive income (loss)	$5,561	$19,373	$(442)	$(18,931)	$5,561

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$134,456	$33	$27	$—	$134,516
Receivables
Trade, less allowances	200	212,962	540	—	213,702
Related parties	—	573	—	—	573
Other	343	4,462	556	—	5,361
Inventories	—	425,549	6,918	—	432,467
Deferred income taxes	19,744	—	5	—	19,749
Prepaid expenses and other	4,850	2,697	55	—	7,602
	159,593	646,276	8,101	—	813,970

Property and equipment, net	1,690	355,813	6,777	—	364,280
Timber deposits	—	13,810	—	—	13,810
Deferred financing costs	6,843	—	—	—	6,843
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,160	—	—	10,160
Deferred income taxes	16,033	—	—	—	16,033
Other assets	20	9,853	—	—	9,873
Investments in affiliates	808,763	—	—	(808,763)	—
Total assets	$992,942	$1,057,735	$14,878	$(808,763)	$1,256,792

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2015 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$9,138	$198,136	$671	$—	$207,945
Related parties	—	3,591	—	—	3,591
Accrued liabilities	—	—	—	—
Compensation and benefits	16,814	29,845	255	—	46,914
Interest payable	8,079	—	—	—	8,079
Other	1,124	25,874	802	—	27,800
	35,155	257,446	1,728	—	294,329

Debt
Long-term debt	301,364	—	—	—	301,364

Other
Compensation and benefits	144,386	—	—	—	144,386
Other long-term liabilities	10,094	4,676	—	—	14,770
	154,480	4,676	—	—	159,156

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	503,382	—	—	—	503,382
Accumulated other comprehensive loss	(100,204)	—	—	—	(100,204)
Retained earnings	198,331	—	—	—	198,331
Subsidiary equity	—	795,613	13,150	(808,763)	—
Total stockholders' equity	501,943	795,613	13,150	(808,763)	501,943
Total liabilities and stockholders' equity	$992,942	$1,057,735	$14,878	$(808,763)	$1,256,792

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$163,512	$23	$14	$—	$163,549
Receivables
Trade, less allowances	237	171,613	464	—	172,314
Related parties	—	821	—	—	821
Other	171	6,908	232	—	7,311
Inventories	—	389,259	5,202	—	394,461
Deferred income taxes	20,305	—	6	—	20,311
Prepaid expenses and other	10,756	4,064	37	—	14,857
	194,981	572,688	5,955	—	773,624

Property and equipment, net	1,601	359,474	7,053	—	368,128
Timber deposits	—	13,819	—	—	13,819
Deferred financing costs	7,149	—	—	—	7,149
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,183	—	—	10,183
Deferred income taxes	16,684	—	—	—	16,684
Other assets	20	9,055	—	—	9,075
Investments in affiliates	771,026	—	—	(771,026)	—
Total assets	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$7,238	$143,141	$314	$—	$150,693
Related parties	—	1,743	—	—	1,743
Accrued liabilities
Compensation and benefits	18,793	46,867	510	—	66,170
Interest payable	3,298	—	—	—	3,298
Other	1,559	30,163	1,564	—	33,286
	30,888	221,914	2,388	—	255,190

Debt
Long-term debt	301,415	—	—	—	301,415

Other
Compensation and benefits	156,218	—	—	—	156,218
Other long-term liabilities	10,552	4,722	—	—	15,274
	166,770	4,722	—	—	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	502,739	—	—	—	502,739
Accumulated other comprehensive loss	(101,498)	—	—	—	(101,498)
Retained earnings	190,714	—	—	—	190,714
Subsidiary equity	—	760,406	10,620	(771,026)	—
Total stockholders' equity	492,388	760,406	10,620	(771,026)	492,388
Total liabilities and stockholders' equity	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$7,617	$24,510	$(123)	$(24,387)	$7,617
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(24,387)	—	—	24,387	—
Depreciation and amortization, including deferred financing costs and other	437	13,239	290	—	13,966
Stock-based compensation	1,205	—	—	—	1,205
Pension expense	2,082	—	—	—	2,082
Deferred income taxes	408	—	—	—	408
Other	(447)	(70)	—	—	(517)
Decrease (increase) in working capital
Receivables	(135)	(38,655)	(400)	—	(39,190)
Inventories	—	(36,290)	(1,716)	—	(38,006)
Prepaid expenses and other	(2,597)	1,367	(18)	—	(1,248)
Accounts payable and accrued liabilities	4,326	37,932	(659)	—	41,599
Pension contributions	(12,919)	—	—	—	(12,919)
Income taxes payable	11,358	—	—	—	11,358
Other	(2,001)	(338)	—	—	(2,339)
Net cash provided by (used for) operations	(15,053)	1,695	(2,626)	—	(15,984)
Cash provided by (used for) investment
Expenditures for property and equipment	(123)	(12,486)	(9)	—	(12,618)
Proceeds from sales of assets	—	100	—	—	100
Other	—	4	(5)	—	(1)
Net cash used for investment	(123)	(12,382)	(14)	—	(12,519)
Cash provided by (used for) financing
Other	(530)	—	—	—	(530)
Due to (from) affiliates	(13,350)	10,697	2,653	—	—
Net cash provided by (used for) financing	(13,880)	10,697	2,653	—	(530)
Net increase (decrease) in cash and cash equivalents	(29,056)	10	13	—	(29,033)
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$134,456	$33	$27	$—	$134,516

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$5,565	$19,373	$(442)	$(18,931)	$5,565
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(18,931)	—	—	18,931	—
Depreciation and amortization, including deferred financing costs and other	442	11,980	307	—	12,729
Stock-based compensation	842	—	—	—	842
Pension expense	278	—	—	—	278
Deferred income taxes	643	—	—	—	643
Other	—	(1,908)	—	—	(1,908)
Decrease (increase) in working capital
Receivables	(103)	(46,311)	(293)	—	(46,707)
Inventories	(101)	(36,437)	(1,162)	—	(37,700)
Prepaid expenses and other	(6,531)	1,669	(18)	—	(4,880)
Accounts payable and accrued liabilities	7,096	41,369	(150)	—	48,315
Pension contributions	(390)	—	—	—	(390)
Income taxes payable	2,319	—	(5)	—	2,314
Other	(2,806)	(245)	—	—	(3,051)
Net cash used for operations	(11,677)	(10,510)	(1,763)	—	(23,950)
Cash provided by (used for) investment
Expenditures for property and equipment	(105)	(12,425)	(9)	—	(12,539)
Proceeds from sales of assets	—	4,520	—	—	4,520
Other	—	60	1	—	61
Net cash used for investment	(105)	(7,845)	(8)	—	(7,958)
Cash provided by (used for) financing
Borrowings on revolving credit facility	13,000	—	—	—	13,000
Payments on revolving credit facility	(13,000)	—	—	—	(13,000)
Financing costs	(11)	—	—	—	(11)
Other	(345)	—	—	—	(345)
Due to (from) affiliates	(20,120)	18,369	1,751	—	—
Net cash provided by (used for) financing	(20,476)	18,369	1,751	—	(356)
Net increase (decrease) in cash and cash equivalents	(32,258)	14	(20)	—	(32,264)
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$85,940	$39	$6	$—	$85,985

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2014 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2014 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), studs, particleboard, and ponderosa pine lumber; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services and pension plan activity, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 11, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $17.7 million during the three months ended March 31, 2015, compared with income from operations of $14.6 million during the three months ended March 31, 2014. In our Wood Products segment, income increased $7.9 million to $20.9 million for the three months ended March 31, 2015, from $13.0 million for the three months ended March 31, 2014. The improvement was due primarily to higher plywood and EWP sales prices, offset partially by lower lumber sales prices and higher log costs. In our Building Materials Distribution segment, income decreased $2.6 million to $3.3 million for the three months ended March 31, 2015, from $5.9 million for the three months ended March 31, 2014. The decrease in segment income was driven primarily by increased selling and distribution expenses of $2.5 million and lower other income due to a $1.6 million gain from the sale of two surplus properties during the three months ended March 31, 2014. These decreases in segment income were offset partially by a higher gross margin of $2.4 million. These changes are discussed further in "Our Operating Results" below.

At March 31, 2015, we had $134.5 million of cash and cash equivalents and $342.0 million of unused committed bank line availability under our Revolving Credit Facility. Cash decreased $29.0 million during the three months ended March 31, 2015, principally to fund seasonal working capital increases, our pension plans, and capital spending, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of April 2015, the Blue Chip Economic Indicators consensus forecast for 2015 single- and multi-family housing starts in the U.S. was 1.14 million units, compared with actual housing starts of 1.00 million in 2014 and 0.92 million in 2013, as reported by the U.S. Census Bureau. These amounts are below average historical trends of approximately 1.3 million units per year over the 20 years prior to 2015. Single-family housing starts are a primary driver of our sales, and although housing starts are projected to be higher in 2015 than in 2014, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product usage per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

The unemployment rate in the U.S. improved to 5.5% as of March 31, 2015, from 6.6% as of March 31, 2014. We believe continued employment growth, prospective home buyers' increased access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to experience modest demand growth for the products we manufacture and distribute in 2015 and we remain optimistic that the overall improvement in demand for our products will continue as housing recovers to historic trend levels. Future commodity product pricing could be volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further.

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

•	cost of compliance with government regulations, in particular environmental regulations;

•	declines in demand for our products due to competing technologies or materials;

•	exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	restrictive covenants contained in our debt agreements;

•	disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	the need to successfully formulate and implement succession plans for certain members of our senior management team;

•	our ability to successfully and efficiently complete and integrate potential acquisitions;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2014 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
	(millions)
Sales	$809.9	$767.2

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	705.0	672.6
Depreciation and amortization	13.6	12.3
Selling and distribution expenses	61.9	58.9
General and administrative expenses	12.0	10.7
Other (income) expense, net	(0.3)	(1.9)
	792.2	752.6

Income from operations	$17.7	$14.6

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	87.1%	87.7%
Depreciation and amortization	1.7	1.6
Selling and distribution expenses	7.6	7.7
General and administrative expenses	1.5	1.4
Other (income) expense, net	—	(0.2)
	97.8%	98.1%

Income from operations	2.2%	1.9%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	2015	2014
	(thousands)
U.S. Housing Starts (a)
Single-family	139.7	133.8
Multi-family	74.3	72.2
	214.0	206.0

	(millions)
Segment Sales
Wood Products	$309.3	$293.3
Building Materials Distribution	622.9	585.5
Intersegment eliminations	(122.3)	(111.6)
	$809.9	$767.2

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	2.8	2.6
I-joists (equivalent lineal feet)	41	40
Plywood (sq. ft.) (3/8" basis)	412	414
Lumber (board feet)	48	46

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.48	$16.00
I-joists (1,000 equivalent lineal feet)	1,098	1,016
Plywood (1,000 sq. ft.) (3/8" basis)	312	294
Lumber (1,000 board feet)	510	569

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	48.4%	52.2%
General line	34.7%	31.9%
Engineered wood	16.9%	15.9%

Gross margin percentage (b)	10.4%	10.6%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2015, total sales increased $42.7 million, or 6%, to $809.9 million from $767.2 million during the three months ended March 31, 2014. The increase in sales was driven primarily by increases in sales volumes for many of the products we manufacture and distribute which resulted from higher levels of residential construction activity. In first quarter 2015, both total and single-family U.S. housing starts increased approximately 4% from the same period in 2014. Single-family housing starts are a primary driver of our sales and typically result in higher building product usage per start than multi-family units. For the three months ended March 31, 2015, average composite panel prices were up 5%, with average composite lumber down 9%, compared with the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, increased $16.0 million, or 5%, to $309.3 million for the three months ended March 31, 2015, from $293.3 million for the three months ended March 31, 2014. Plywood sales prices increased 6%, contributing $7.1 million to the increase in sales. Volume increases of 7% in laminated veneer lumber (LVL) and 2% in I-joists resulted in sales increases of $3.2 million and $1.0 million, respectively. In addition, sales price increases of 8% in I-joists and 3% in LVL contributed $3.3 million and $1.4 million, respectively, to the increase in sales. An increase in lumber sales volumes of 5% resulted in a sales increase of $1.3 million. These increases were offset partially by a decrease of $2.8 million due to 10% lower lumber sales prices.

Building Materials Distribution.  Sales increased $37.4 million, or 6%, to $622.9 million for the three months ended March 31, 2015, from $585.5 million for the three months ended March 31, 2014. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume increases of 7%, offset partially by a decrease in sales prices of less than 1%. By product line, commodity sales decreased 1%, or $4.3 million, general line product sales increased 16%, or $29.3 million; and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 13%, or $12.4 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $32.4 million, or 5%, to $705.0 million for the three months ended March 31, 2015, compared with $672.6 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including costs for wood and labor. These increases were driven by higher sales volumes of EWP and lumber in our Wood Products segment, compared with first quarter 2014, offset partially by lower per-unit costs of oriented strand board (OSB), which is used as the vertical web to assemble I-joists, of 12%. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 220 basis points. The decrease in the MLO rate was primarily the result of higher sales prices of plywood and EWP which resulted in improved leveraging of wood fiber and other manufacturing costs. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with first quarter 2014. However, the Building Materials Distribution segment MLO rate increased 20 basis points as commodity prices, particularly dimension lumber, gradually declined during first quarter 2015, compared with relatively stable commodity pricing during first quarter 2014.

Depreciation and amortization expenses increased $1.3 million, or 10%, to $13.6 million for the three months ended March 31, 2015, compared with $12.3 million during the same period in the prior year. The increase was due primarily to purchases of property and equipment.

Selling and distribution expenses increased $3.0 million, or 5%, to $61.9 million for the three months ended March 31, 2015, compared with $58.9 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses and other selling expenses of $2.0 million and $0.5 million, respectively.

General and administrative expenses increased $1.3 million, or 13%, to $12.0 million for the three months ended March 31, 2015, compared with $10.7 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses of $1.2 million.

Other (income) expense, net, for the three months ended March 31, 2015 was insignificant. For the three months ended March 31, 2014, other (income) expense, net, was $1.9 million of income, which included $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment.

Income From Operations

Income from operations increased $3.1 million to $17.7 million for the three months ended March 31, 2015, compared with $14.6 million for the three months ended March 31, 2014.

Wood Products.  Segment income increased $7.9 million to $20.9 million for the three months ended March 31, 2015, compared with $13.0 million for the three months ended March 31, 2014. The improvement was due primarily to higher plywood and EWP sales prices. These improvements in segment income were offset partially by lower lumber sales prices and higher log costs.

Building Materials Distribution.  Segment income decreased $2.6 million to $3.3 million for the three months ended March 31, 2015, from $5.9 million for the three months ended March 31, 2014. The decrease in segment income was driven primarily by increased selling and distribution expenses of $2.5 million and lower other income due to a $1.6 million gain from the sale of two surplus properties during the three months ended March 31, 2014. These decreases in segment income were offset partially by a higher gross margin of $2.4 million.

Corporate and Other.  Segment loss increased $2.3 million to $6.7 million for the three months ended March 31, 2015, from $4.4 million for the three months ended March 31, 2014, which primarily relates to a change in classification of pension expense between segments. Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses), was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) has not been recast. For the three months ended March 31, 2014, $0.1 million of pension expense was recorded in each of the Wood Products and Building Materials Distribution segments. Pension expense recorded in Corporate and Other was $2.1 million for the three months ended March 31, 2015, compared with $0.1 million for the three months ended March 31, 2014.

Income Tax (Provision) Benefit

For the three months ended March 31, 2015 and 2014, we recorded $4.6 million and $3.5 million, respectively, of income tax expense and had an effective rate of 37.5% and 38.3%, respectively. During the three months ended March 31, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction. During the three months ended March 31, 2014, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

On April 1, 2015, Norbord Inc. (Norbord) completed their merger with Ainsworth Lumber Co. Ltd (Ainsworth) whereby Ainsworth became a wholly-owned subsidiary of Norbord. Ainsworth is a significant supplier of OSB to our I-joist production, but we do not expect this merger to have a significant impact on our manufacturing and distribution operations.

On April 13, 2015, Builders FirstSource, Inc. (BFS) announced that it has entered into a definitive purchase agreement to acquire ProBuild Holdings LLC (ProBuild), one of our largest customers, in an all-cash transaction. BFS is also a customer of ours. We are unable to determine at this time the effect the acquisition by BFS will have on our operations.

Liquidity and Capital Resources

We ended first quarter 2015 with $134.5 million of cash and cash equivalents and $301.4 million of long-term debt. At March 31, 2015, we had $476.5 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We used $29.0 million of cash during the three months ended March 31, 2015, principally to fund seasonal working capital increases, our pension plans, and capital spending, as further discussed below.

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

	Three Months Ended March 31
	2015	2014
	(thousands)
Net cash used for operations	$(15,984)	$(23,950)
Net cash used for investment	(12,519)	(7,958)
Net cash used for financing	(530)	(356)

Operating Activities

For the three months ended March 31, 2015, our operating activities used $16.0 million of cash, compared with $24.0 million of cash used for operations in the same period in 2014. The $8.0 million decrease in cash used by operations was due primarily to a $36.8 million increase in working capital during the three months ended March 31, 2015, compared with a $41.0 million increase for the same period in the prior year, as well as a $7.9 million improvement in income from the Wood Products segment and an increase in income tax refunds, net of taxes paid, of $7.7 million. These improvements were offset partially by a $12.5 million increase in pension contributions and a $2.6 million decrease in Building Materials Distribution segment income. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 5% and 13%, comparing sales for the months of March 2015 and 2014 with sales for the months of December 2014 and 2013, respectively. The increase in inventories in both periods represents normal seasonal inventory build. The increase in accounts payable and accrued liabilities provided $41.6 million of cash during the three months ended March 31, 2015, compared with $48.3 million in the same period a year ago. During both periods, extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the three months ended March 31, 2015 and 2014, we used $12.6 million and $12.5 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2015 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the three months ended March 31, 2014, we received asset sales proceeds of $4.5 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

Financing Activities

During the three months ended March 31, 2015, we had no borrowings outstanding under our Revolving Credit Facility. During the three months ended March 31, 2014, we borrowed $13.0 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand, resulting in no borrowings outstanding at March 31, 2014.

On April 29, 2015, our Board authorized an extension of our bank credit facility through April 2020. The extension would also increase the size of our bank credit facility to $400 million, including borrowing under the credit facility a new $50 million, seven-year term loan sub-facility, subject to acceptable final documentation. Proceeds from the new loan are expected to be used for discretionary pension contributions and general corporate purposes.

For more information related to our debt structure, see the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K and in Note 5, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

On February 25, 2015, our Board of Directors (Board) authorized a common stock repurchase program (Program) which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. No shares have yet been purchased under the Program.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. There have been no other material changes in contractual obligations outside the ordinary course of business since December 31, 2014.

Off-Balance-Sheet Activities

At March 31, 2015, and December 31, 2014, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2015, there have been no material changes to the guarantees disclosed in our 2014 Form 10-K.

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

Employees

As of April 26, 2015, we had approximately 5,740 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of April 26, 2015, we had nine collective bargaining agreements. None of our employees are working pursuant to a collective bargaining agreement that will expire within the next 12 months.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. At March 31, 2015, there have been no material changes to our critical accounting estimates from those disclosed in our 2014 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. As of March 31, 2015, there have been no material changes in our exposure to market risk from those disclosed in our 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

On November 17, 2014, we amended the Outsourcing Services Agreement with PCA to provide for the termination of substantially all administrative services provided by PCA to us, which expiration dates are planned to occur between March 2015 and December 2015. Services for which the amendment does not provide expiration dates will generally continue under the same terms and conditions as set forth in the base agreement. These administrative services, including information technology, accounting, and human resource transactional services, will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. As a result, management, with the participation of the CEO and CFO, has determined that the anticipated change of performing these services internally and without the services of PCA is reasonably likely to materially affect the structure of our internal controls over financial reporting. There was no other change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the three months ended March 31, 2015, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2014 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  April 29, 2015

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015

Number	Description

10.1
Severance Agreement entered into February 26, 2015, by and between Daniel Hutchinson and Boise Cascade Company (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed February 27, 2015)

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