Form 10-Q
period 2015-06-30
BOISE CASCADE Co
filed 2015-07-29
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 39,189,969 shares of the registrant's $0.01 par value common stock outstanding on July 24, 2015.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands, except per-share data)
Sales	$955,397	$961,187	$1,765,300	$1,728,367

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	824,583	823,532	1,529,622	1,496,140
Depreciation and amortization	13,281	12,482	26,868	24,802
Selling and distribution expenses	68,254	67,181	130,134	126,111
General and administrative expenses	12,018	11,925	24,026	22,590
Other (income) expense, net	(98)	163	(397)	(1,737)
	918,038	915,283	1,710,253	1,667,906

Income from operations	37,359	45,904	55,047	60,461

Foreign currency exchange gain (loss)	41	266	(66)	177
Interest expense	(5,591)	(5,519)	(11,072)	(11,031)
Interest income	58	53	148	123
	(5,492)	(5,200)	(10,990)	(10,731)

Income before income taxes	31,867	40,704	44,057	49,730
Income tax provision	(11,637)	(14,286)	(16,210)	(17,747)
Net income	$20,230	$26,418	$27,847	$31,983

Weighted average common shares outstanding:
Basic	39,494	39,420	39,496	39,399
Diluted	39,600	39,463	39,604	39,458

Net income per common share:
Basic	$0.51	$0.67	$0.71	$0.81
Diluted	$0.51	$0.67	$0.70	$0.81

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands)
Net income	$20,230	$26,418	$27,847	$31,983
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $7,422, $-, $7,422, and $-, respectively	11,923	—	11,923	—
Amortization of actuarial (gain) loss, net of tax of $504, ($2), $1,117, and ($4), respectively	808	(4)	1,793	(8)
Effect of settlements, net of tax of $-, $-, $192, and $-, respectively	—	—	309	—
Other comprehensive income (loss), net of tax	12,731	(4)	14,025	(8)
Comprehensive income	$32,961	$26,414	$41,872	$31,975

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2015	December 31, 2014
	(thousands)
ASSETS
Current
Cash and cash equivalents	$194,927	$163,549
Receivables
Trade, less allowances of $1,694 and $2,062	236,515	172,314
Related parties	487	821
Other	5,329	7,311
Inventories	415,114	394,461
Deferred income taxes	19,292	20,311
Prepaid expenses and other	10,189	14,857
Total current assets	881,853	773,624

Property and equipment, net	374,013	368,128
Timber deposits	12,568	13,819
Deferred financing costs	7,199	7,149
Goodwill	21,823	21,823
Intangible assets, net	10,137	10,183
Deferred income taxes	—	16,684
Other assets	10,851	9,075
Total assets	$1,318,444	$1,220,485

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2015	December 31, 2014
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$238,312	$150,693
Related parties	3,445	1,743
Accrued liabilities
Compensation and benefits	48,038	66,170
Interest payable	3,375	3,298
Other	39,573	33,286
Total current liabilities	332,743	255,190

Debt
Long-term debt	351,312	301,415

Other
Compensation and benefits	84,783	156,218
Other long-term liabilities	19,005	15,274
	103,788	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,400 and 43,282 shares issued, respectively	434	433
Treasury stock, 4,039 and 3,864 shares at cost, respectively	(106,109)	(100,000)
Additional paid-in capital	505,188	502,739
Accumulated other comprehensive loss	(87,473)	(101,498)
Retained earnings	218,561	190,714
Total stockholders' equity	530,601	492,388
Total liabilities and stockholders' equity	$1,318,444	$1,220,485

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2015	2014
	(thousands)
Cash provided by (used for) operations
Net income	$27,847	$31,983
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	27,638	25,616
Stock-based compensation	2,898	2,310
Pension expense	2,881	357
Deferred income taxes	7,187	2,721
Other	(622)	(1,729)
Decrease (increase) in working capital
Receivables	(61,885)	(65,953)
Inventories	(20,653)	(27,206)
Prepaid expenses and other	(3,375)	(3,424)
Accounts payable and accrued liabilities	78,457	58,393
Pension contributions	(53,203)	(780)
Income taxes payable	14,499	10,993
Other	(1,954)	(3,956)
Net cash provided by operations	19,715	29,325

Cash provided by (used for) investment
Expenditures for property and equipment	(31,433)	(21,971)
Proceeds from sales of assets	263	4,669
Net cash used for investment	(31,170)	(17,302)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	57,600
Payments on revolving credit facility	—	(57,600)
Treasury stock purchased	(6,109)	—
Financing costs	(655)	(11)
Other	(403)	(342)
Net cash provided by (used for) financing	42,833	(353)

Net increase in cash and cash equivalents	31,378	11,670

Balance at beginning of the period	163,549	118,249

Balance at end of the period	$194,927	$129,919

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2015, and December 31, 2014, we had $3.3 million and $6.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At June 30, 2015, and December 31, 2014, we had $26.5 million and $24.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.5 million and $4.6 million for the three months ended June 30, 2015 and 2014, respectively, and $9.0 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	June 30, 2015	December 31, 2014
	(thousands)
Finished goods and work in process	$336,384	$308,359
Logs	47,662	57,065
Other raw materials and supplies	31,068	29,037
	$415,114	$394,461

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2015	December 31, 2014
	(thousands)
Land	$36,819	$36,819
Buildings	103,780	96,804
Improvements	42,949	42,699
Office equipment and vehicles	98,460	93,620
Machinery and equipment	420,963	410,633
Construction in progress	18,505	11,118
	721,476	691,693
Less accumulated depreciation	(347,463)	(323,565)
	$374,013	$368,128

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of June 30, 2015, and December 31, 2014, we held $156.0 million and $137.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2015, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $315.7 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices (Level 2 inputs). The interest rate on our term loan is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loan is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loan approximates book value.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2015, and December 31, 2014, the receivables from a single customer accounted for approximately 13% and 11%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement (Topic 820): Disclosures of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Although the new standard is not effective until annual and interim reporting periods beginning after December 15, 2015, early adoption is permitted. The adoption of this standard will affect our disclosure presentation only, and will have no impact on our results of operations, balance sheet, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard will affect our balance sheet presentation only, and will have no impact on our results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU makes targeted amendments to the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. At its July 9, 2015, meeting, the FASB decided to delay the effective date of the revenue recognition standard by one year. The new standard is now effective for annual and interim reporting periods beginning after December 15, 2017. However, reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.	Income Taxes

For the three and six months ended June 30, 2015, we recorded $11.6 million and $16.2 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.8%, respectively. For the three and six months ended June 30, 2014, we recorded $14.3 million and $17.7 million, respectively, of income tax expense and had an effective rate of 35.1% and 35.7%, respectively. During the three and six months ended June 30, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction. During the three and six months ended June 30, 2014, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic production activities deduction and other tax credits.

During the six months ended June 30, 2015, refunds received, net of cash paid for taxes, were $5.5 million, and during the six months ended June 30, 2014, cash paid for taxes, net of refunds received, was $4.0 million.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) as there are no conditions under which those shares will not be issued. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation expense, if any, for future service that has not yet been recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands, except per-share data)
Net income	$20,230	$26,418	$27,847	$31,983
Weighted average common shares outstanding during the period (for basic calculation)	39,494	39,420	39,496	39,399
Dilutive effect of other potential common shares	106	43	108	59
Weighted average common shares and potential common shares (for diluted calculation)	39,600	39,463	39,604	39,458

Net income per common share - Basic	$0.51	$0.67	$0.71	$0.81
Net income per common share - Diluted	$0.51	$0.67	$0.70	$0.81

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.3 million shares of common stock, respectively, in the three months ended June 30, 2015 and 2014, and 0.1 million shares and 0.2 million shares of common stock, respectively, in the six months ended June 30, 2015 and 2014. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
	(thousands)
Asset-based revolving credit facility	$—	$—
Term loan	50,000	—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,322	1,425
Long-term debt	$351,312	$301,415

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a new $50.0 million term loan (Term Loan) maturing on May 1, 2022. The Amended Agreement amends and restates the credit agreement originally dated July 13, 2011 (Prior Agreement) as amended, restated, supplemented, or otherwise modified before the date of the Amended Agreement. The principal changes resulting from the Amended Agreement were to add the Term Loan, discussed further below, and to extend the maturity date of the Revolving Credit Facility to April 30, 2020. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Prior Agreement and Amended Agreement, and Availability at June 30, 2015, was $314.7 million.

The Amended Agreement generally permits dividends only if certain conditions are met, including complying with either (i) pro forma Excess Availability (as defined in the Amended Agreement) equal to or exceeding 25% of the aggregate Revolver Commitments (as defined in the Amended Agreement) or (ii) (x) pro forma Excess Availability equal to or exceeding 15% of the aggregate Revolver Commitment and (y) a fixed-charge coverage ratio of 1:1 on a pro forma basis.

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

At both June 30, 2015, and December 31, 2014, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

Term Loan

The Term Loan was provided by institutions within the Farm Credit system. Borrowings under the Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 1.94%.

We expect to receive patronage credits under the Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the Term Loan was approximately 1.2%.

Proceeds from the Term Loan were used to fund a $40.0 million discretionary pension contribution and for general corporate purposes. For additional information on the discretionary pension contribution, see Note 6, Retirement and Benefit Plans.

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

Cash Paid for Interest

For both the six months ended June 30, 2015 and 2014, cash payments for interest were $10.1 million.

6.	Retirement and Benefit Plans

Our plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan. On March 9, 2015 and May 15, 2015, we made discretionary contributions to our qualified defined benefit pension plan (Pension Plan) of $10.0 million and $40.0 million, respectively. Due to the significant voluntary contributions made (not anticipated in our year end measurement), we elected to remeasure our Pension Plan on May 15, 2015. This resulted in a $69.3 million improvement in the funded status of our Pension

Plan, including a $50.0 million increase in the fair value of plan assets due to the discretionary contributions and an actuarial gain of $19.3 million before tax. The actuarial gain was the result of an increase in discount rate from 3.75% at December 31, 2014 to 3.90% at May 15, 2015, as well as better than expected returns on plan assets through May 15, 2015. As a result of the improvement in funded status, we have rebalanced our plan assets to decrease our proportion of equity securities and increase our fixed-income securities consistent with a de-risking glide path established by our Retirement Funds Investment Committee. Therefore, the weighted average expected return on plan assets we will use for the remainder of 2015 in our calculation of net periodic benefit cost is 5.85%, down from 6.15% used for 2015 prior to the May 15, 2015 remeasurement.

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands)
Service cost	$239	$414	$714	$815
Interest cost	4,744	4,929	9,451	10,080
Expected return on plan assets	(5,495)	(5,258)	(10,695)	(10,526)
Amortization of actuarial (gain) loss	1,311	(6)	2,910	(12)
Plan settlement loss	—	—	501	—
Net periodic benefit cost	$799	$79	$2,881	$357

For the remainder of 2015, we estimate net periodic pension expense will be insignificant and we expect to amortize $2.0 million of net actuarial loss from accumulated other comprehensive loss.

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

In the first six months of 2015, we contributed $53.2 million in cash to the pension plans, which includes $50 million of discretionary contributions. For the remainder of 2015, we expect to make approximately $1.0 million in additional cash contributions to the pension plans.

7.	Stock-Based Compensation

In February 2015 and 2014, we granted two types of stock-based awards under the 2013 Incentive Compensation Plan (2013 Incentive Plan): performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2015, we granted 116,325 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2015 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the six months ended June 30, 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. During the 2014 performance period, participants earned 129% of the target based on Boise Cascade’s 2014 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the six months ended June 30, 2015 and 2014, we granted an aggregate of 139,535 and 122,581 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the six months ended June 30, 2015, the total fair value of PSUs and RSUs vested was $3.2 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the six months ended June 30, 2015:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2014	116,559	$29.66	64,864	$30.45
Granted	116,325	36.17	139,535	36.18
Performance condition adjustment	27,438	30.32	—	—
Vested	(69,066)	30.25	(19,855)	30.41
Forfeited	(8,839)	32.64	(7,074)	33.81
Outstanding, June 30, 2015	182,417	$33.55	177,470	$34.83

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

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands)
PSUs	$720	$683	$1,214	$1,050
RSUs	841	602	1,403	884
Stock options	132	183	281	376
Total	$1,693	$1,468	$2,898	$2,310

The related tax benefit for the six months ended June 30, 2015 and 2014, was $1.1 million and $0.9 million, respectively. As of June 30, 2015, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $8.5 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.7 years.

8.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During second quarter 2015, we repurchased 175,085 shares under the Program at a cost of $6.1 million, or $34.89 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet.

Between July 1, 2015 and the date of this report, we repurchased an additional 176,261 shares of our common stock at a cost of $5.9 million, or $33.57 per share.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands)
Beginning Balance, net of taxes	$(100,204)	$(55,253)	$(101,498)	$(55,249)
Net actuarial gain, before taxes	19,345	—	19,345	—
Amortization of actuarial (gain) loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	1,312	(6)	2,910	(12)
Effect of settlements, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	—	—	501	—
Income taxes	(7,926)	2	(8,731)	4
Ending Balance, net of taxes	$(87,473)	$(55,257)	$(87,473)	$(55,257)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 6, Retirement and Benefit Plans.

9.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include, but are not limited to, information technology, accounting, and human resource transactional services. On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amends the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. For those services scheduled to be terminated, the expiration dates are planned to occur between March 2015 and December 2015. Services for which the Amendment does not provide expiration dates will generally continue under the same terms and conditions of the Agreement. These administrative services will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. Total expenses incurred under the Outsourcing Services Agreement were $3.4 million and $3.9 million, respectively, for the three months ended June 30, 2015 and 2014, and $7.0 million and $7.8 million, respectively, for the six months ended June 30, 2015 and 2014.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $5.0 million and $7.1 million, respectively, during the three months ended June 30, 2015 and 2014, and $11.3 million and $14.3 million, respectively, during the six months ended June 30, 2015 and 2014. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $23.2 million and $18.9 million, respectively, during the three months ended June 30, 2015 and 2014, and $45.1 million and $35.0 million, respectively, during the six months ended June 30, 2015 and 2014. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Income	Depreciation
		Inter-		Taxes	and	EBITDA
	Trade	segment	Total	(b)	Amortization	(a) (b)
	(millions)
Three Months Ended June 30, 2015
Wood Products	$193.5	$146.4	$339.9	$23.7	$10.3	$34.1
Building Materials Distribution	761.9	0.2	762.1	19.6	2.9	22.5
Corporate and Other	—	—	—	(5.9)	0.1	(5.8)
Intersegment eliminations	—	(146.6)	(146.6)	—	—	—
	$955.4	$—	$955.4	37.4	$13.3	$50.7
Interest expense				(5.6)
Interest income				0.1
				$31.9

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
				$40.7

				Income
				(Loss)
				Before
	Sales			Income	Depreciation
		Inter-		Taxes	and	EBITDA
	Trade	segment	Total	(b)	Amortization	(a) (b)
	(millions)
Six Months Ended June 30, 2015
Wood Products	$380.5	$268.7	$649.2	$44.6	$21.1	$65.7
Building Materials Distribution	1,384.8	0.2	1,385.0	22.9	5.6	28.5
Corporate and Other	—	—	—	(12.5)	0.1	(12.4)
Intersegment eliminations	—	(268.9)	(268.9)	—	—	—
	$1,765.3	$—	$1,765.3	55.0	$26.9	$81.8
Interest expense				(11.1)
Interest income				0.1
				$44.1

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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(millions)
Net income	$20.2	$26.4	$27.8	$32.0
Interest expense	5.6	5.5	11.1	11.0
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Income tax provision	11.6	14.3	16.2	17.7
Depreciation and amortization	13.3	12.5	26.9	24.8
EBITDA	$50.7	$58.7	$81.8	$85.4

(b)
Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) and EBITDA have not been recast in the table above. For the three and six months ended June 30, 2014, less than $0.1 million and $0.2 million, respectively, of pension expense was recorded in each of the Wood Products and Building Materials Distribution segments.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further under "Leases" in Note 2, Summary of Significant Accounting Policies, and Note 5, Debt. We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At June 30, 2015, there have been no material changes to the commitments disclosed in the 2014 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2015, there have been no material changes to the guarantees disclosed in the 2014 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$951,728	$3,669	$—	$955,397
Intercompany	—	—	5,853	(5,853)	—
	—	951,728	9,522	(5,853)	955,397

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	405	822,032	8,050	(5,904)	824,583
Depreciation and amortization	64	12,926	291	—	13,281
Selling and distribution expenses	314	67,493	447	—	68,254
General and administrative expenses	5,143	6,824	—	51	12,018
Other (income) expense, net	(22)	(4)	(72)	—	(98)
	5,904	909,271	8,716	(5,853)	918,038

Income (loss) from operations	(5,904)	42,457	806	—	37,359

Foreign currency exchange gain (loss)	(83)	44	80	—	41
Interest expense	(5,578)	(13)	—	—	(5,591)
Interest income	21	37	—	—	58
	(5,640)	68	80	—	(5,492)

Income (loss) before income taxes and equity in net income of affiliates	(11,544)	42,525	886	—	31,867
Income tax (provision) benefit	(11,663)	26	—	—	(11,637)

Income (loss) before equity in net income of affiliates	(23,207)	42,551	886	—	20,230
Equity in net income of affiliates	43,437	—	—	(43,437)	—
Net income	20,230	42,551	886	(43,437)	20,230

Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain	11,923	—	—	—	11,923
Amortization of actuarial loss	808	—	—	—	808
Other comprehensive income, net of tax	12,731	—	—	—	12,731
Comprehensive income	$32,961	$42,551	$886	$(43,437)	$32,961

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,759,455	$5,845	$—	$1,765,300
Intercompany	—	—	9,892	(9,892)	—
	—	1,759,455	15,737	(9,892)	1,765,300

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	1,255	1,524,885	13,699	(10,217)	1,529,622
Depreciation and amortization	122	26,165	581	—	26,868
Selling and distribution expenses	869	128,256	1,009	—	130,134
General and administrative expenses	10,436	13,265	—	325	24,026
Other (income) expense, net	(247)	153	(303)	—	(397)
	12,435	1,692,724	14,986	(9,892)	1,710,253

Income (loss) from operations	(12,435)	66,731	751	—	55,047

Foreign currency exchange gain (loss)	(255)	177	12	—	(66)
Interest expense	(11,059)	(13)	—	—	(11,072)
Interest income	39	109	—	—	148
	(11,275)	273	12	—	(10,990)

Income (loss) before income taxes and equity in net income of affiliates	(23,710)	67,004	763	—	44,057
Income tax (provision) benefit	(16,267)	57	—	—	(16,210)

Income (loss) before equity in net income of affiliates	(39,977)	67,061	763	—	27,847
Equity in net income of affiliates	67,824	—	—	(67,824)	—
Net income	27,847	67,061	763	(67,824)	27,847

Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain	11,923	—	—	—	11,923
Amortization of actuarial loss	1,793	—	—	—	1,793
Effect of settlements	309	—	—	—	309
Other comprehensive income, net of tax	14,025	—	—	—	14,025
Comprehensive income	$41,872	$67,061	$763	$(67,824)	$41,872

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,721,359	$7,008	$—	$1,728,367
Intercompany	—	—	8,350	(8,350)	—
	—	1,721,359	15,358	(8,350)	1,728,367

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	1,491,203	13,879	(8,942)	1,496,140
Depreciation and amortization	77	24,116	609	—	24,802
Selling and distribution expenses	—	124,862	1,249	—	126,111
General and administrative expenses	8,932	13,066	—	592	22,590
Other (income) expense, net	—	(1,335)	(402)	—	(1,737)
	9,009	1,651,912	15,335	(8,350)	1,667,906

Income (loss) from operations	(9,009)	69,447	23	—	60,461

Foreign currency exchange gain	108	38	31	—	177
Interest expense	(11,031)	—	—	—	(11,031)
Interest income	8	115	—	—	123
	(10,915)	153	31	—	(10,731)

Income (loss) before income taxes and equity in net income of affiliates	(19,924)	69,600	54	—	49,730
Income tax (provision) benefit	(17,790)	43	—	—	(17,747)

Income (loss) before equity in net income of affiliates	(37,714)	69,643	54	—	31,983
Equity in net income of affiliates	69,697	—	—	(69,697)	—
Net income	31,983	69,643	54	(69,697)	31,983

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(8)	—	—	—	(8)
Other comprehensive loss, net of tax	(8)	—	—	—	(8)
Comprehensive income	$31,975	$69,643	$54	$(69,697)	$31,975

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$194,903	$21	$3	$—	$194,927
Receivables
Trade, less allowances	1	235,877	637	—	236,515
Related parties	—	487	—	—	487
Other	314	4,464	551	—	5,329
Inventories	—	408,252	6,862	—	415,114
Deferred income taxes	19,286	—	6	—	19,292
Prepaid expenses and other	6,124	4,039	26	—	10,189
Total current assets	220,628	653,140	8,085	—	881,853

Property and equipment, net	1,926	365,596	6,491	—	374,013
Timber deposits	—	12,568	—	—	12,568
Deferred financing costs	7,199	—	—	—	7,199
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,137	—	—	10,137
Other assets	591	10,244	16	—	10,851
Investments in affiliates	775,698	—	—	(775,698)	—
Total assets	$1,006,042	$1,073,508	$14,592	$(775,698)	$1,318,444

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2015 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$5,693	$231,620	$999	$—	$238,312
Related parties	—	3,445	—	—	3,445
Accrued liabilities	—	—	—	—
Compensation and benefits	16,066	31,666	306	—	48,038
Interest payable	3,375	—	—	—	3,375
Other	2,449	35,956	1,168	—	39,573
Total current liabilities	27,583	302,687	2,473	—	332,743

Debt
Long-term debt	351,312	—	—	—	351,312

Other
Compensation and benefits	84,783	—	—	—	84,783
Other long-term liabilities	11,763	7,242	—	—	19,005
	96,546	7,242	—	—	103,788

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(106,109)	—	—	—	(106,109)
Additional paid-in capital	505,188	—	—	—	505,188
Accumulated other comprehensive loss	(87,473)	—	—	—	(87,473)
Retained earnings	218,561	—	—	—	218,561
Subsidiary equity	—	763,579	12,119	(775,698)	—
Total stockholders' equity	530,601	763,579	12,119	(775,698)	530,601
Total liabilities and stockholders' equity	$1,006,042	$1,073,508	$14,592	$(775,698)	$1,318,444

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$163,512	$23	$14	$—	$163,549
Receivables
Trade, less allowances	237	171,613	464	—	172,314
Related parties	—	821	—	—	821
Other	171	6,908	232	—	7,311
Inventories	—	389,259	5,202	—	394,461
Deferred income taxes	20,305	—	6	—	20,311
Prepaid expenses and other	10,756	4,064	37	—	14,857
Total current assets	194,981	572,688	5,955	—	773,624

Property and equipment, net	1,601	359,474	7,053	—	368,128
Timber deposits	—	13,819	—	—	13,819
Deferred financing costs	7,149	—	—	—	7,149
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,183	—	—	10,183
Deferred income taxes	16,684	—	—	—	16,684
Other assets	20	9,055	—	—	9,075
Investments in affiliates	771,026	—	—	(771,026)	—
Total assets	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$7,238	$143,141	$314	$—	$150,693
Related parties	—	1,743	—	—	1,743
Accrued liabilities
Compensation and benefits	18,793	46,867	510	—	66,170
Interest payable	3,298	—	—	—	3,298
Other	1,559	30,163	1,564	—	33,286
Total current liabilities	30,888	221,914	2,388	—	255,190

Debt
Long-term debt	301,415	—	—	—	301,415

Other
Compensation and benefits	156,218	—	—	—	156,218
Other long-term liabilities	10,552	4,722	—	—	15,274
	166,770	4,722	—	—	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	502,739	—	—	—	502,739
Accumulated other comprehensive loss	(101,498)	—	—	—	(101,498)
Retained earnings	190,714	—	—	—	190,714
Subsidiary equity	—	760,406	10,620	(771,026)	—
Total stockholders' equity	492,388	760,406	10,620	(771,026)	492,388
Total liabilities and stockholders' equity	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$27,847	$67,061	$763	$(67,824)	$27,847
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(67,824)	—	—	67,824	—
Depreciation and amortization, including deferred financing costs and other	892	26,165	581	—	27,638
Stock-based compensation	2,898	—	—	—	2,898
Pension expense	2,881	—	—	—	2,881
Deferred income taxes	7,187	—	—	—	7,187
Other	(474)	(148)	—	—	(622)
Decrease (increase) in working capital
Receivables	93	(61,486)	(492)	—	(61,885)
Inventories	—	(18,993)	(1,660)	—	(20,653)
Prepaid expenses and other	(3,411)	25	11	—	(3,375)
Accounts payable and accrued liabilities	(2,927)	81,298	86	—	78,457
Pension contributions	(53,203)	—	—	—	(53,203)
Income taxes payable	14,500	—	(1)	—	14,499
Other	(2,095)	157	(16)	—	(1,954)
Net cash provided by (used for) operations	(73,636)	94,079	(728)	—	19,715
Cash provided by (used for) investment
Expenditures for property and equipment	(958)	(30,466)	(9)	—	(31,433)
Proceeds from sales of assets	—	273	(10)	—	263
Net cash used for investment	(958)	(30,193)	(19)	—	(31,170)
Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	—	—	—	50,000
Treasury stock purchased	(6,109)	—	—	—	(6,109)
Financing costs	(655)	—	—	—	(655)
Other	(403)	—	—	—	(403)
Due to (from) affiliates	63,152	(63,888)	736	—	—
Net cash provided by (used for) financing	105,985	(63,888)	736	—	42,833
Net increase (decrease) in cash and cash equivalents	31,391	(2)	(11)	—	31,378
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$194,903	$21	$3	$—	$194,927

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$31,983	$69,643	$54	$(69,697)	$31,983
Items in net income not using (providing) cash
Equity in net income of affiliates	(69,697)	—	—	69,697	—
Depreciation and amortization, including deferred financing costs and other	892	24,116	608	—	25,616
Stock-based compensation	2,310	—	—	—	2,310
Pension expense	357	—	—	—	357
Deferred income taxes	2,721	—	—	—	2,721
Other	—	(1,729)	—	—	(1,729)
Decrease (increase) in working capital
Receivables	(144)	(65,162)	(647)	—	(65,953)
Inventories	(101)	(26,573)	(532)	—	(27,206)
Prepaid expenses and other	(468)	(2,887)	(69)	—	(3,424)
Accounts payable and accrued liabilities	(1,730)	60,124	(1)	—	58,393
Pension contributions	(780)	—	—	—	(780)
Income taxes payable	11,003	—	(10)	—	10,993
Other	(2,907)	(1,049)	—	—	(3,956)
Net cash provided by (used for) operations	(26,561)	56,483	(597)	—	29,325
Cash provided by (used for) investment
Expenditures for property and equipment	(327)	(21,535)	(109)	—	(21,971)
Proceeds from sales of assets	—	4,677	(8)	—	4,669
Net cash used for investment	(327)	(16,858)	(117)	—	(17,302)
Cash provided by (used for) financing
Borrowings on revolving credit facility	57,600	—	—	—	57,600
Payments on revolving credit facility	(57,600)	—	—	—	(57,600)
Financing costs	(11)	—	—	—	(11)
Other	(342)	—	—	—	(342)
Due to (from) affiliates	38,926	(39,627)	701	—	—
Net cash provided by (used for) financing	38,573	(39,627)	701	—	(353)
Net increase (decrease) in cash and cash equivalents	11,685	(2)	(13)	—	11,670
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$129,883	$23	$13	$—	$129,919

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We recorded income from operations of $37.4 million during the three months ended June 30, 2015, compared with income from operations of $45.9 million during the three months ended June 30, 2014. In our Wood Products segment, income decreased $7.5 million to $23.7 million for the three months ended June 30, 2015, from $31.2 million for the three months ended June 30, 2014. The decrease was due primarily to lower lumber sales prices, as well as higher per-unit labor and other manufacturing costs due to lower plywood sales volumes, offset partially by higher EWP sales prices. In our Building Materials Distribution segment, income increased $0.2 million to $19.6 million for the three months ended June 30, 2015, from $19.4 million for the three months ended June 30, 2014, driven primarily by a higher gross margin of $1.6 million, offset partially by increased selling and distribution expenses of $0.9 million. These changes are discussed further in "Our Operating Results" below.

At June 30, 2015, we had $194.9 million of cash and cash equivalents and $314.7 million of unused committed bank line availability under our Revolving Credit Facility. Cash increased $31.4 million during the six months ended June 30, 2015, as cash provided by the issuance of a $50.0 million term loan and cash provided by operations (net of $53.2 million in pension contributions) was offset partially by capital spending and $6.1 million of common stock repurchases, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of July 2015, the Blue Chip Economic Indicators consensus forecast for 2015 single- and multi-family housing starts in the U.S. was 1.11 million units, compared with actual housing starts of 1.00 million in 2014 and 0.92 million in 2013, as reported by the U.S. Census Bureau. These amounts are below average historical trends of approximately 1.3 million units per year over the 20 years prior to 2015. Single-family housing starts are a primary driver of our sales, and although housing starts are projected to be higher in 2015 than in 2014, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product usage per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

We believe continued employment and wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to experience modest demand growth for the products we manufacture and distribute during the balance of 2015 and we remain optimistic that the overall improvement in demand for our products will continue as housing recovers to historic trend levels. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further. Composite structural panel and lumber prices have been historically volatile and future commodity product pricing could be volatile in response to industry capacity restarts and operating rates, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Factors That Affect Our Operating Results

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
the commodity nature of our products and their price movements, which are driven largely by capacity utilization rates, industry cycles that affect supply and demand, and net import and export activity;

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

•	the highly competitive nature of our industry;

•	material disruptions and/or major equipment failure at our manufacturing facilities;

•	availability and affordability of raw materials, including wood fiber and glues and resins;

•	concentration of our sales among a relatively small group of customers;

•	the need to successfully formulate and implement succession plans for certain members of our senior management team;

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

•	cost of compliance with government regulations, in particular environmental regulations;

•	declines in demand for our products due to competing technologies or materials;

•	exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	restrictive covenants contained in our debt agreements;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2014 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(millions)
Sales	$955.4	$961.2	$1,765.3	$1,728.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	824.6	823.5	1,529.6	1,496.1
Depreciation and amortization	13.3	12.5	26.9	24.8
Selling and distribution expenses	68.3	67.2	130.1	126.1
General and administrative expenses	12.0	11.9	24.0	22.6
Other (income) expense, net	(0.1)	0.2	(0.4)	(1.7)
	918.0	915.3	1,710.3	1,667.9

Income from operations	$37.4	$45.9	$55.0	$60.5

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.3%	85.7%	86.6%	86.6%
Depreciation and amortization	1.4	1.3	1.5	1.4
Selling and distribution expenses	7.1	7.0	7.4	7.3
General and administrative expenses	1.3	1.2	1.4	1.3
Other (income) expense, net	—	—	—	(0.1)
	96.1%	95.2%	96.9%	96.5%

Income from operations	3.9%	4.8%	3.1%	3.5%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(thousands)
U.S. Housing Starts (a)
Single-family	205.3	182.6	345.2	316.4
Multi-family	113.3	92.1	188.0	164.3
	318.6	274.7	533.2	480.7

	(millions)
Segment Sales
Wood Products	$339.9	$351.0	$649.2	$644.3
Building Materials Distribution	762.1	758.4	1,385.0	1,343.9
Intersegment eliminations	(146.6)	(148.2)	(268.9)	(259.8)
	$955.4	$961.2	$1,765.3	$1,728.4

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	3.5	3.4	6.3	6.1
I-joists (equivalent lineal feet)	57	57	97	97
Plywood (sq. ft.) (3/8" basis)	410	430	823	845
Lumber (board feet)	56	57	104	103

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.46	$16.28	$16.47	$16.16
I-joists (1,000 equivalent lineal feet)	1,098	1,068	1,098	1,046
Plywood (1,000 sq. ft.) (3/8" basis)	302	301	307	298
Lumber (1,000 board feet)	484	574	496	572

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	45.4%	48.7%	46.8%	50.3%
General line	37.0%	33.7%	35.9%	32.9%
Engineered wood	17.7%	17.6%	17.3%	16.8%

Gross margin percentage (b)	11.5%	11.3%	11.0%	11.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2015, total sales decreased $5.8 million, or 1%, to $955.4 million from $961.2 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, total sales increased $36.9 million, or 2%, to $1,765.3 million from $1,728.4 million for the same period in the prior year. The change in sales was driven primarily by the changes in sales volumes and prices, as described below, for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2015, total U.S. housing starts increased 16%, with single-family starts up 12% from the same period in 2014. On a year-to-date basis through June 2015, total housing starts increased 11%, with single-family starts up 9% from the same period in 2014. Average composite lumber and average composite panel prices for the three months ended June 30, 2015, were 12% and 2% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the six months ended June 30, 2015, average composite lumber prices were down 10% with average composite panel prices only up 1%, compared with the same period in the prior year.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, decreased $11.1 million, or 3%, to $339.9 million for the three months ended June 30, 2015, from $351.0 million for the three months ended June 30, 2014. The decrease in sales was driven primarily by decreases in plywood sales volumes and lumber sales prices of 5% and 16%, respectively, resulting in decreased sales of $6.0 million and $5.1 million, respectively. Plywood sales volumes decreased primarily as a result of downtime to install a new dryer at our South Carolina plywood facility, as well as operating issues at our North Carolina plywood facility. These decreases were offset partially by a sales price increase of 3% in I-joists, which contributed an increase of $1.7 million in sales. Sales volumes of I-joists, LVL, and lumber, as well as plywood and LVL sales prices, were relatively flat compared with the three months ended June 30, 2014.

For the six months ended June 30, 2015, sales, including sales to our Building Materials Distribution segment, increased $4.9 million, or 1%, to $649.2 million from $644.3 million for the same period in the prior year. Plywood sales prices increased 3%, contributing $7.7 million to the increase in sales. Volume increases of 4% in LVL and 1% in I-joists resulted in sales increases of $4.0 million and $0.8 million, respectively. In addition, sales price increases of 5% in I-joists and 2% in LVL contributed $5.0 million and $2.0 million, respectively, to the increase in sales. However, decreases in lumber sales prices and plywood sales volumes of 13% and 3%, respectively, resulted in decreased sales of $7.9 million and $6.6 million, respectively.

Building Materials Distribution.  Sales increased $3.7 million to $762.1 million for the three months ended June 30, 2015, from $758.4 million for the three months ended June 30, 2014. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume increases of 3%, offset by a decrease in sales prices of 3%. By product line, commodity sales decreased 7%, or $25.1 million, general line product sales increased 10%, or $26.3 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 2%, or $2.5 million.

During the six months ended June 30, 2015, sales increased $41.1 million, or 3%, to $1,385.0 million from $1,343.9 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume increases of 5%, offset partially by a decrease in sales prices of 2%. By product line, commodity sales decreased 4%, or $29.8 million, general line product sales increased 13%, or $55.9 million; and sales of EWP increased 7%, or $15.0 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $1.1 million to $824.6 million for the three months ended June 30, 2015, compared with $823.5 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased. The decrease primarily reflects lower manufacturing costs, particularly wood fiber costs. These decreases were driven by lower sales volumes of plywood in our Wood Products segment, compared with second quarter 2014, as well as lower per-unit costs of oriented strand board (OSB), which is used as the vertical web to assemble I-joists, of 14%. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 170 basis points. The increase in the MLO rate was primarily the result of lower plywood sales volumes which resulted in higher per-unit labor and other manufacturing costs, offset partially by lower wood fiber costs. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with second quarter 2014. However, the Building Materials Distribution segment MLO rate improved 20 basis points as a decrease in commodity product margins compared with second quarter 2014 was more than offset by improved sales of general line products and EWP, which typically carry higher product margins than commodity products.

For the six months ended June 30, 2015, materials, labor, and other operating expenses (excluding depreciation), increased $33.5 million, or 2%, to $1,529.6 million, compared with $1,496.1 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, compared with the first half of 2014, offset partially by lower per-unit costs of OSB of 13%. The MLO rate in our Wood Products segment decreased by 10 basis points. The decrease in the MLO rate was primarily the result of lower wood fiber costs, offset partially by higher labor and other manufacturing costs. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first half of 2014. However, the Building Materials Distribution segment MLO rate was flat compared with the first half of 2014 as a decrease in commodity product margins was offset by improved sales of general line products and EWP, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $0.8 million, or 6%, to $13.3 million for the three months ended June 30, 2015, compared with $12.5 million during the same period in the prior year. For the six months ended June 30, 2015, these expenses increased $2.1 million, or 8%, to $26.9 million, compared with $24.8 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment.

Selling and distribution expenses increased $1.1 million, or 2%, to $68.3 million for the three months ended June 30, 2015, compared with $67.2 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses of $1.0 million. During the six months ended June 30, 2015, selling and distribution expenses increased $4.0 million, or 3%, to $130.1 million, compared with $126.1 million during the same period in 2014. The increase was due primarily to higher payroll and pension costs of $2.6 million and $0.8 million, respectively, with the remaining increase due to higher selling related expenses in our Building Materials Distribution segment.

General and administrative expenses increased $0.1 million, or 1%, to $12.0 million for the three months ended June 30, 2015, compared with $11.9 million for the same period in the prior year. The increase was due primarily to higher payroll costs of $0.6 million, offset mostly by lower incentive compensation. For the six months ended June 30, 2015, these expenses increased $1.4 million, or 6%, to $24.0 million, compared with $22.6 million during the same period in 2014. The increase was due primarily to higher employee-related expenses of $1.5 million, including pension costs of $0.8 million.

Other (income) expense, net, for the three months ended June 30, 2015 and 2014, and for the six months ended June 30, 2015, was insignificant. For the six months ended June 30, 2014, other (income) expense, net, was $1.7 million of income, which included $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment.

Income From Operations

Income from operations decreased $8.5 million to $37.4 million for the three months ended June 30, 2015, compared with $45.9 million for the three months ended June 30, 2014. Income from operations decreased $5.4 million to $55.0 million for the six months ended June 30, 2015, compared with $60.5 million for the six months ended June 30, 2014.

Wood Products.  Segment income decreased $7.5 million to $23.7 million for the three months ended June 30, 2015, compared with $31.2 million for the three months ended June 30, 2014. The decrease was due primarily to lower lumber sales prices, as well as higher per-unit labor and other manufacturing costs due to lower plywood sales volumes, offset partially by higher EWP sales prices.

For the six months ended June 30, 2015, segment income increased $0.3 million to $44.6 million from $44.3 million for the six months ended June 30, 2014. The improvement was due primarily to higher plywood and EWP sales prices, offset partially by lower lumber sales prices and higher labor and other manufacturing costs.

Building Materials Distribution.  Segment income increased $0.2 million to $19.6 million for the three months ended June 30, 2015, from $19.4 million for the three months ended June 30, 2014. The increase in segment income was driven primarily by a higher gross margin of $1.6 million, offset partially by increased selling and distribution expenses and depreciation and amortization of $0.9 million and $0.5 million, respectively.

For the six months ended June 30, 2015, segment income decreased $2.3 million to $22.9 million from $25.3 million for the six months ended June 30, 2014. The decrease in segment income was driven primarily by increased selling and distribution expenses of $3.3 million, higher depreciation and amortization of $0.9 million, and lower other income due to a $1.6 million gain from the sale of two surplus properties during the six months ended June 30, 2014. These decreases in segment income were offset partially by a higher gross margin of $3.9 million.

Corporate and Other.  Segment loss increased $1.4 million to $5.9 million for the three months ended June 30, 2015, from $4.4 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, segment loss increased $3.7 million to $12.5 million from $8.9 million for the six months ended June 30, 2014. The increases primarily relate to a change in classification of pension expense between segments. Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) has not been recast. For the three and six months ended June 30, 2014, less than $0.1 million and $0.2 million, respectively, of pension expense was recorded in each of the Wood Products and Building Materials Distribution segments. Pension expense recorded in Corporate and Other was $0.8 million and $2.9 million, respectively, for the three and six months ended June 30, 2015, compared with less than $0.1 million for each of the three and six months ended June 30, 2014.

Income Tax (Provision) Benefit

For the three and six months ended June 30, 2015, we recorded $11.6 million and $16.2 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.8%, respectively. For the three and six months ended June 30, 2014, we recorded $14.3 million and $17.7 million, respectively, of income tax expense and had an effective rate of 35.1% and 35.7%, respectively. During the three and six months ended June 30, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction. During the three and six months ended June 30, 2014, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction and other tax credits.

Industry Mergers and Acquisitions

On April 13, 2015, Builders FirstSource, Inc. (BFS) announced that it has entered into a definitive purchase agreement to acquire ProBuild Holdings LLC, one of our largest customers, in an all-cash transaction. BFS is also a customer of ours. The merger is expected to be completed in the third quarter of 2015.

On June 3, 2015, Stock Building Supply Holdings, Inc. (Stock) announced an agreement to merge with Building Materials Holding Corporation (BMC). Stock and BMC are both significant customers to Boise Cascade. The merger is expected to be completed in the fourth quarter of 2015.

We believe we have good relationships with these customers. However, until these transactions close, we cannot assess the impact, if any, the customer combinations may have on our future results of operations.

Liquidity and Capital Resources

We ended second quarter 2015 with $194.9 million of cash and cash equivalents and $351.3 million of long-term debt. At June 30, 2015, we had $509.6 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $31.4 million of cash during the six months ended June 30, 2015, as cash provided by operations (net of $53.2 million in pension contributions) and the issuance of a $50.0 million term loan was offset partially by capital spending and the repurchase of 175,085 shares of our common stock for $6.1 million, as further discussed below.

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

	Six Months Ended June 30
	2015	2014
	(thousands)
Net cash provided by operations	$19,715	$29,325
Net cash used for investment	(31,170)	(17,302)
Net cash provided by (used for) financing	42,833	(353)

Operating Activities

For the six months ended June 30, 2015, our operating activities generated $19.7 million of cash, compared with $29.3 million of cash generated in the same period in 2014. The $9.6 million decrease in cash generated by operations was due primarily to a $52.4 million increase in pension contributions and a $2.3 million decrease in Building Materials Distribution segment income. These decreases were offset partially by a $7.5 million increase in working capital during the six months ended June 30, 2015, compared with a $38.2 million increase for the same period in the prior year, as well as an increase in income tax refunds, net of taxes paid, of $9.5 million and a $0.3 million improvement in income from the Wood Products segment. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increases in working capital in both periods were attributable primarily to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 23% and 39%, comparing sales for the months of June 2015 and 2014 with sales for the months of December 2014 and 2013, respectively. The increase in inventories in both periods represents normal seasonal inventory build. The increase in accounts payable and accrued liabilities provided $78.5 million of cash during the six months ended June 30, 2015, compared with $58.4 million in the same period a year ago. Extended terms offered by major vendors to our Building Materials Distribution segment led to the greater increase in accounts payable during the six months ended June 30, 2015 compared with the same period in the prior year.

Investment Activities

During the six months ended June 30, 2015 and 2014, we used $31.4 million and $22.0 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2015 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the six months ended June 30, 2014, we received asset sales proceeds of $4.6 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

Financing Activities

During the six months ended June 30, 2015, our financing activities generated $42.8 million of cash, primarily from the issuance of a new $50.0 million term loan (Term Loan) offset partially by the repurchase of 175,085 shares of our common stock for $6.1 million, as discussed further below. During the six months ended June 30, 2015, we had no borrowings outstanding under our Revolving Credit Facility. During the six months ended June 30, 2014, we borrowed $57.6 million under our Revolving Credit Facility to fund working capital needs, which was subsequently repaid during the same period with cash on hand, resulting in no borrowings outstanding at June 30, 2014.

Stock Repurchase Program

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

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a new $50.0 million term loan (Term Loan) maturing on May 1, 2022. The Amended Agreement amends and restates the credit agreement originally dated July 13, 2011 (Prior Agreement) as amended, restated, supplemented, or otherwise modified before the date of the Amended Agreement. The principal changes resulting from the Amended Agreement were to add the Term Loan, discussed further below, and to extend the maturity date of the Revolving Credit Facility to April 30, 2020. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Prior Agreement and Amended Agreement, and Availability at June 30, 2015, was $314.7 million.

The Amended Agreement generally permits dividends only if certain conditions are met, including complying with either (i) pro forma Excess Availability (as defined in the Amended Agreement) equal to or exceeding 25% of the aggregate Revolver Commitments (as defined in the Amended Agreement) or (ii) (x) pro forma Excess Availability equal to or exceeding 15% of the aggregate Revolver Commitment and (y) a fixed-charge coverage ratio of 1:1 on a pro forma basis.

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.50% to 2.00% for loans based on LIBOR and from 0.50% to 1.00% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

Term Loan

The Term Loan was provided by institutions within the Farm Credit system. Borrowings under the Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended

Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 1.94%.

We expect to receive patronage credits under the Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the Term Loan was approximately 1.2%.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility.

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

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2014, except as follows:

On May 15, 2015, we entered into an Amended Agreement to our Asset-Based Credit Facility that added a new $50 million term loan component due May 1, 2020, and extended the maturity date on the Revolving Credit Facility to April 30, 2020. For more information, see Note 5, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

On March 9, 2015 and May 15, 2015, we made discretionary contributions to our qualified defined benefit pension plan (Pension Plan) of $10.0 million and $40.0 million, respectively. Due to the significant voluntary contributions made (not anticipated in our year end measurement), we elected to remeasure our Pension Plan on May 15, 2015. This resulted in a $69.3 million improvement in the funded status of our Pension Plan, thus reducing estimated future contributions to our Pension Plan. For more information, see Note 6, Retirement and Benefit Plans, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

Off-Balance-Sheet Activities

At June 30, 2015, and December 31, 2014, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2015, there have been no material changes to the guarantees disclosed in our 2014 Form 10-K.

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

Employees

As of July 19, 2015, we had approximately 5,860 employees. Approximately 27% of these employees work pursuant to collective bargaining agreements. As of July 19, 2015, we had nine collective bargaining agreements. Four agreements, covering approximately 685 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2016. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. At June 30, 2015, there have been no material changes to our critical accounting estimates from those disclosed in our 2014 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. As of June 30, 2015, there have been no material changes in our exposure to market risk from those disclosed in our 2014 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

On November 17, 2014, we amended the Outsourcing Services Agreement with PCA to provide for the termination of substantially all administrative services provided by PCA to us, which expiration dates are planned to occur between March 2015 and December 2015. Services for which the amendment does not provide expiration dates will generally continue under the same terms and conditions as set forth in the base agreement. These administrative services, including information technology, accounting, and human resource transactional services, will transition from PCA to us upon expiration. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, many of whom we expect to transition from PCA to Boise Cascade employment. As a result, management, with the participation of the CEO and CFO, has determined that the anticipated change of performing these services internally and without the services of PCA is reasonably likely to materially affect the structure of our internal controls over financial reporting. There was no other change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the six months ended June 30, 2015, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2014 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During second quarter 2015, we repurchased 175,085 shares of common stock for approximately $6.1 million under the Program. Set forth below is information regarding the Company's share repurchases during the second quarter ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	2,000,000
May 1, 2015 - May 31, 2015	117,446	34.87	117,446	1,882,554
June 1, 2015 - June 30, 2015	57,639	34.95	57,639	1,824,915
Total	175,085	$34.89	175,085	1,824,915

Between July 1, 2015 and the date of this report, we repurchased an additional 176,261 shares of our common stock at a cost of $5.9 million, or $33.57 per share.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  July 29, 2015

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015

Number	Description

10.1
Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

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