Form 10-Q
period 2015-09-30
BOISE CASCADE Co
filed 2015-10-28
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 38,824,273 shares of the registrant's $0.01 par value common stock outstanding on October 23, 2015.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands, except per-share data)
Sales	$991,580	$983,319	$2,756,880	$2,711,686

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	854,134	827,890	2,383,756	2,324,030
Depreciation and amortization	14,249	13,203	41,117	38,005
Selling and distribution expenses	72,668	72,714	202,802	198,825
General and administrative expenses	11,345	13,173	35,371	35,763
Other (income) expense, net	(1,256)	148	(1,653)	(1,589)
	951,140	927,128	2,661,393	2,595,034

Income from operations	40,440	56,191	95,487	116,652

Foreign currency exchange loss	(148)	(316)	(214)	(139)
Interest expense	(5,729)	(5,514)	(16,801)	(16,545)
Interest income	73	57	221	180
	(5,804)	(5,773)	(16,794)	(16,504)

Income before income taxes	34,636	50,418	78,693	100,148
Income tax provision	(12,629)	(18,133)	(28,839)	(35,880)
Net income	$22,007	$32,285	$49,854	$64,268

Weighted average common shares outstanding:
Basic	39,127	39,423	39,372	39,407
Diluted	39,240	39,481	39,473	39,459

Net income per common share:
Basic	$0.56	$0.82	$1.27	$1.63
Diluted	$0.56	$0.82	$1.26	$1.63

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands)
Net income	$22,007	$32,285	$49,854	$64,268
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $-, $-, $7,422, and $-, respectively	—	—	11,923	—
Amortization of actuarial (gain) loss, net of tax of $379, ($2), $1,496, and ($6), respectively	608	(3)	2,401	(11)
Effect of settlements, net of tax of $-, $-, $192, and $-, respectively	—	—	309	—
Other comprehensive income (loss), net of tax	608	(3)	14,633	(11)
Comprehensive income	$22,615	$32,282	$64,487	$64,257

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014
	(thousands)
ASSETS
Current
Cash and cash equivalents	$212,784	$163,549
Receivables
Trade, less allowances of $1,935 and $2,062	231,413	172,314
Related parties	959	821
Other	7,891	7,311
Inventories	404,615	394,461
Deferred income taxes	17,439	20,311
Prepaid expenses and other	7,143	14,857
Total current assets	882,244	773,624

Property and equipment, net	385,571	368,128
Timber deposits	13,865	13,819
Deferred financing costs	6,929	7,149
Goodwill	21,823	21,823
Intangible assets, net	10,113	10,183
Deferred income taxes	—	16,684
Other assets	11,626	9,075
Total assets	$1,332,171	$1,220,485

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2015	December 31, 2014
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$218,629	$150,693
Related parties	3,636	1,743
Accrued liabilities
Compensation and benefits	55,585	66,170
Interest payable	8,157	3,298
Other	46,738	33,286
Total current liabilities	332,745	255,190

Debt
Long-term debt	351,259	301,415

Other
Compensation and benefits	83,551	156,218
Other long-term liabilities	27,635	15,274
	111,186	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,411 and 43,282 shares issued, respectively	434	433
Treasury stock, 4,587 and 3,864 shares at cost, respectively	(123,711)	(100,000)
Additional paid-in capital	506,555	502,739
Accumulated other comprehensive loss	(86,865)	(101,498)
Retained earnings	240,568	190,714
Total stockholders' equity	536,981	492,388
Total liabilities and stockholders' equity	$1,332,171	$1,220,485

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2015	2014
	(thousands)
Cash provided by (used for) operations
Net income	$49,854	$64,268
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	42,314	39,223
Stock-based compensation	4,330	4,186
Pension expense	2,844	597
Deferred income taxes	20,722	1,913
Other	(1,853)	(1,609)
Decrease (increase) in working capital
Receivables	(59,381)	(61,002)
Inventories	(10,154)	(15,512)
Prepaid expenses and other	(2,241)	(1,695)
Accounts payable and accrued liabilities	76,485	62,003
Pension contributions	(53,701)	(11,675)
Income taxes payable	13,489	14,883
Other	(4,782)	(7,482)
Net cash provided by operations	77,926	88,098

Cash provided by (used for) investment
Expenditures for property and equipment	(56,698)	(40,860)
Proceeds from sales of assets and other	2,959	4,767
Net cash used for investment	(53,739)	(36,093)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	57,600
Payments on revolving credit facility	—	(57,600)
Treasury stock purchased	(23,711)	—
Financing costs	(702)	(11)
Other	(539)	(269)
Net cash provided by (used for) financing	25,048	(280)

Net increase in cash and cash equivalents	49,235	51,725

Balance at beginning of the period	163,549	118,249

Balance at end of the period	$212,784	$169,974

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

We operate our business using three reportable segments: (1) Wood Products, which manufactures plywood, EWP, ponderosa pine lumber, studs, and particleboard; (2) Building Materials Distribution, which is a wholesale distributor of building materials; and (3) Corporate and Other, which includes corporate support staff services and pension plan activity, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 11, Segment Information.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2015, and December 31, 2014, we had $4.8 million and $6.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At September 30, 2015, and December 31, 2014, we had $29.8 million and $24.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.8 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, and $13.8 million and $12.9 million for the nine months ended September 30, 2015 and 2014, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	September 30, 2015	December 31, 2014
	(thousands)
Finished goods and work in process	$316,260	$308,359
Logs	55,209	57,065
Other raw materials and supplies	33,146	29,037
	$404,615	$394,461

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2015	December 31, 2014
	(thousands)
Land	$36,819	$36,819
Buildings	104,650	96,804
Improvements	44,412	42,699
Mobile equipment, information technology, and office furniture	104,918	93,620
Machinery and equipment	420,368	410,633
Construction in progress	31,865	11,118
	743,032	691,693
Less accumulated depreciation	(357,461)	(323,565)
	$385,571	$368,128

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of September 30, 2015, and December 31, 2014, we held $172.6 million and $137.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2015, the book value of our fixed-rate debt was $300.0 million, and the fair value was estimated to be $310.5 million. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loan is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loan is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loan approximates book value.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2015, and December 31, 2014, the receivables from a single customer accounted for approximately 13% and 11%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Although the new standard is not effective until annual and interim reporting periods beginning after December 15, 2016, early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Although the new standard is not effective until annual and interim reporting periods beginning after December 15, 2015, early adoption is permitted. The adoption of this standard will affect our disclosure presentation only, and will have no impact on our results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify guidance on presentation and measurement of debt issuance costs incurred in connection with line-of-credit arrangements given the absence of authoritative guidance on this topic in ASU 2015-03. This ASU allows for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards are effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of these standards will affect our balance sheet presentation only, and will have no impact on our results of operations or cash flows.

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

For the three and nine months ended September 30, 2015, we recorded $12.6 million and $28.8 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.6%, respectively. For the three and nine months ended September 30, 2014, we recorded $18.1 million and $35.9 million, respectively, of income tax expense and had an effective rate of 36.0% and 35.8%, respectively. During the three and nine months ended September 30, 2015, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic production activities deduction. During the three and nine months ended September 30, 2014, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic production activities deduction and other tax credits.

During the nine months ended September 30, 2015, refunds received, net of cash paid for taxes, were $4.9 million, and during the nine months ended September 30, 2014, cash paid for taxes, net of refunds received, was $19.1 million.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands, except per-share data)
Net income	$22,007	$32,285	$49,854	$64,268
Weighted average common shares outstanding during the period (for basic calculation)	39,127	39,423	39,372	39,407
Dilutive effect of other potential common shares	113	58	101	52
Weighted average common shares and potential common shares (for diluted calculation)	39,240	39,481	39,473	39,459

Net income per common share - Basic	$0.56	$0.82	$1.27	$1.63
Net income per common share - Diluted	$0.56	$0.82	$1.26	$1.63

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.1 million shares of common stock, respectively, in the three months ended September 30, 2015 and 2014, and 0.1 million shares and 0.3 million shares of common stock, respectively, in the nine months ended September 30, 2015 and 2014. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
	(thousands)
Asset-based revolving credit facility	$—	$—
Term loan	50,000	—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,269	1,425
Long-term debt	$351,259	$301,415

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a new $50.0 million term loan (Term Loan) maturing on May 1, 2022. The Amended Agreement amends and restates the credit agreement originally dated July 13, 2011 (Prior Agreement) as amended, restated, supplemented, or otherwise modified before the date of the Amended Agreement. The principal changes resulting from the Amended Agreement were to add the Term Loan, discussed further below, and to extend the maturity date of the Revolving Credit Facility to April 30, 2020. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On August 7, 2015, we entered into the first amendment to the Amended Agreement which reduced the applicable margins for calculating the interest rates payable under the revolving credit facility.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Prior Agreement and Amended Agreement, and Availability at September 30, 2015, was $292.7 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.25% to 1.75% for loans based on LIBOR and from 0.25% to 0.75% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

At both September 30, 2015, and December 31, 2014, we had no borrowings outstanding under the Revolving Credit Facility and $8.0 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

Term Loan

The Term Loan was provided by institutions within the Farm Credit system. Borrowings under the Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 1.95%.

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

Cash Paid for Interest

For the nine months ended September 30, 2015 and 2014, cash payments for interest were $10.6 million and $10.4 million, respectively.

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

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands)
Service cost	$12	$433	$726	$1,248
Interest cost	4,808	5,050	14,259	15,130
Expected return on plan assets	(5,844)	(5,238)	(16,539)	(15,764)
Amortization of actuarial (gain) loss	987	(5)	3,897	(17)
Plan settlement loss	—	—	501	—
Net periodic benefit (income) expense	$(37)	$240	$2,844	$597

For the remainder of 2015, we estimate net periodic pension income will be insignificant and we expect to amortize $1.0 million of net actuarial loss from accumulated other comprehensive loss.

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

In the first nine months of 2015, we contributed $53.7 million in cash to the pension plans, which includes $50 million of discretionary contributions. For the remainder of 2015, we expect to make approximately $0.5 million in additional cash contributions to the pension plans.

7.	Stock-Based Compensation

In February 2015 and 2014, we granted two types of stock-based awards under the 2013 Incentive Compensation Plan (2013 Incentive Plan): performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2015, we granted 116,636 PSUs to our officers and other employees, subject to performance and service conditions. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2015 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the nine months ended September 30, 2014, we granted 100,692 PSUs to our officers and other employees, subject to performance and service conditions. During the 2014 performance period, participants earned 129% of the target based on Boise Cascade’s 2014 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the nine months ended September 30, 2015 and 2014, we granted an aggregate of 139,846 and 125,661 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

The PSUs, if earned, vest in three equal tranches each year after the grant date, subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches of each year after the grant date. However, 100% of PSUs and RSUs granted to retirement-eligible employees (age 62 or older with 15 years of service, or age 65 or older) vest on the later of March 1 in the calendar year after grant date or the date upon which they become retirement eligible. The RSUs granted to nonemployee directors vest over a one-year period, provided that such vested shares will not be delivered to the directors until six months following termination from the board of directors.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the nine months ended September 30, 2015, the total fair value of PSUs and RSUs vested was $3.2 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the nine months ended September 30, 2015:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2014	116,559	$29.66	64,864	$30.45
Granted	116,636	36.17	139,846	36.18
Performance condition adjustment	27,438	30.32	—	—
Vested	(69,066)	30.25	(20,166)	30.52
Forfeited	(10,857)	32.81	(8,758)	33.97
Outstanding, September 30, 2015	180,710	$33.55	175,786	$34.83

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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands)
PSUs	$505	$1,152	$1,719	$2,202
RSUs	800	550	2,203	1,434
Stock options	127	174	408	550
Total	$1,432	$1,876	$4,330	$4,186

The related tax benefit for both the nine months ended September 30, 2015 and 2014, was $1.6 million. As of September 30, 2015, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $6.3 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.6 years.

8.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2015, we repurchased 722,911 shares under the Program at a cost of $23.7 million, or $32.80 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands)
Beginning Balance, net of taxes	$(87,473)	$(55,257)	$(101,498)	$(55,249)
Net actuarial gain, before taxes	—	—	19,345	—
Amortization of actuarial (gain) loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	987	(5)	3,897	(17)
Effect of settlements, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	—	—	501	—
Income taxes	(379)	2	(9,110)	6
Ending Balance, net of taxes	$(86,865)	$(55,260)	$(86,865)	$(55,260)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 6, Retirement and Benefit Plans.

9.	Outsourcing Services Agreement

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include, but are not limited to, information technology, accounting, and human resource transactional services. On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amends the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. As of August 2015, substantially all accounting services provided by PCA have terminated and transitioned to us. Information technology and human resource transactional services will transition from PCA to us upon expiration in December 2015. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, substantially all of whom we expect to transition from PCA to Boise Cascade employment. Total expenses incurred under the Outsourcing Services Agreement were $2.7 million and $3.8 million, respectively, for the three months ended September 30, 2015 and 2014, and $9.7 million and $11.6 million, respectively, for the nine months ended September 30, 2015 and 2014.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $5.0 million and $7.0 million, respectively, during the three months ended September 30, 2015 and 2014, and $16.3 million and $21.3 million, respectively, during the nine months ended September 30, 2015 and 2014. These pulpwood and chip sales were made at prices designed to approximate market. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $25.2 million and $21.9 million, respectively, during the three months ended September 30, 2015 and 2014, and $70.3 million and $56.9 million, respectively, during the nine months ended September 30, 2015 and 2014. We purchased wood fiber at prices designed to approximate market. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Income	Depreciation
		Inter-		Taxes	and	EBITDA
	Trade	segment	Total	(b)	Amortization	(a) (b)
	(millions)
Three Months Ended September 30, 2015
Wood Products	$192.6	$148.0	$340.6	$21.9	$11.0	$32.9
Building Materials Distribution	799.0	—	799.0	22.7	3.1	25.8
Corporate and Other	—	—	—	(4.3)	0.1	(4.2)
Intersegment eliminations	—	(148.0)	(148.0)	—	—	—
	$991.6	$—	$991.6	40.3	$14.2	$54.5
Interest expense				(5.7)
Interest income				0.1
				$34.6

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
				$50.4

				Income
				(Loss)
				Before
	Sales			Income	Depreciation
		Inter-		Taxes	and	EBITDA
	Trade	segment	Total	(b)	Amortization	(a) (b)
	(millions)
Nine Months Ended September 30, 2015
Wood Products	$573.1	$416.7	$989.8	$66.5	$32.2	$98.7
Building Materials Distribution	2,183.8	0.2	2,184.0	45.6	8.7	54.3
Corporate and Other	—	—	—	(16.8)	0.2	(16.6)
Intersegment eliminations	—	(416.9)	(416.9)	—	—	—
	$2,756.9	$—	$2,756.9	95.3	$41.1	$136.4
Interest expense				(16.8)
Interest income				0.2
				$78.7

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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(millions)
Net income	$22.0	$32.3	$49.9	$64.3
Interest expense	5.7	5.5	16.8	16.5
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Income tax provision	12.6	18.1	28.8	35.9
Depreciation and amortization	14.2	13.2	41.1	38.0
EBITDA	$54.5	$69.1	$136.4	$154.5

(b)
Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) and EBITDA have not been recast in the table above. For the three and nine months ended September 30, 2014, $0.1 million and $0.3 million, respectively, of pension expense was recorded in each of the Wood Products and Building Materials Distribution segments.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. At September 30, 2015, there have been no material changes to the above commitments disclosed in the 2014 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2015, there have been no material changes to the guarantees disclosed in the 2014 Form 10-K.

13.	Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income, Balance Sheets, and Statements of Cash Flows related to Boise Cascade. The Senior Notes are guaranteed fully and unconditionally and jointly and severally by each of our existing and future subsidiaries (other than our foreign subsidiaries). Each of our existing subsidiaries that is a guarantor of the Senior Notes is 100% owned by Boise Cascade. Other than the consolidated financial statements and footnotes for Boise Cascade and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$988,725	$2,855	$—	$991,580
Intercompany	—	—	5,306	(5,306)	—
	—	988,725	8,161	(5,306)	991,580

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	(37)	852,733	7,052	(5,614)	854,134
Depreciation and amortization	79	13,899	271	—	14,249
Selling and distribution expenses	20	72,197	451	—	72,668
General and administrative expenses	4,159	6,878	—	308	11,345
Other (income) expense, net	(136)	(1,068)	(52)	—	(1,256)
	4,085	944,639	7,722	(5,306)	951,140

Income (loss) from operations	(4,085)	44,086	439	—	40,440

Foreign currency exchange gain (loss)	(169)	126	(105)	—	(148)
Interest expense	(5,690)	(39)	—	—	(5,729)
Interest income	36	37	—	—	73
	(5,823)	124	(105)	—	(5,804)

Income (loss) before income taxes and equity in net income of affiliates	(9,908)	44,210	334	—	34,636
Income tax (provision) benefit	(12,650)	21	—	—	(12,629)

Income (loss) before equity in net income of affiliates	(22,558)	44,231	334	—	22,007
Equity in net income of affiliates	44,565	—	—	(44,565)	—
Net income	22,007	44,231	334	(44,565)	22,007

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	608	—	—	—	608
Other comprehensive income, net of tax	608	—	—	—	608
Comprehensive income	$22,615	$44,231	$334	$(44,565)	$22,615

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,748,180	$8,700	$—	$2,756,880
Intercompany	—	—	15,198	(15,198)	—
	—	2,748,180	23,898	(15,198)	2,756,880

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	1,218	2,377,618	20,751	(15,831)	2,383,756
Depreciation and amortization	201	40,064	852	—	41,117
Selling and distribution expenses	889	200,453	1,460	—	202,802
General and administrative expenses	14,595	20,143	—	633	35,371
Other (income) expense, net	(383)	(915)	(355)	—	(1,653)
	16,520	2,637,363	22,708	(15,198)	2,661,393

Income (loss) from operations	(16,520)	110,817	1,190	—	95,487

Foreign currency exchange gain (loss)	(424)	303	(93)	—	(214)
Interest expense	(16,749)	(52)	—	—	(16,801)
Interest income	75	146	—	—	221
	(17,098)	397	(93)	—	(16,794)

Income (loss) before income taxes and equity in net income of affiliates	(33,618)	111,214	1,097	—	78,693
Income tax (provision) benefit	(28,917)	78	—	—	(28,839)

Income (loss) before equity in net income of affiliates	(62,535)	111,292	1,097	—	49,854
Equity in net income of affiliates	112,389	—	—	(112,389)	—
Net income	49,854	111,292	1,097	(112,389)	49,854

Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain	11,923	—	—	—	11,923
Amortization of actuarial loss	2,401	—	—	—	2,401
Effect of settlements	309	—	—	—	309
Other comprehensive income, net of tax	14,633	—	—	—	14,633
Comprehensive income	$64,487	$111,292	$1,097	$(112,389)	$64,487

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2014
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,701,156	$10,530	$—	$2,711,686
Intercompany	—	—	13,432	(13,432)	—
	—	2,701,156	23,962	(13,432)	2,711,686

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	—	2,316,837	21,430	(14,237)	2,324,030
Depreciation and amortization	121	36,984	900	—	38,005
Selling and distribution expenses	—	196,954	1,871	—	198,825
General and administrative expenses	14,376	20,582	—	805	35,763
Other (income) expense, net	(13)	(1,089)	(487)	—	(1,589)
	14,484	2,570,268	23,714	(13,432)	2,595,034

Income (loss) from operations	(14,484)	130,888	248	—	116,652

Foreign currency exchange loss	(84)	(43)	(12)	—	(139)
Interest expense	(16,545)	—	—	—	(16,545)
Interest income	15	165	—	—	180
	(16,614)	122	(12)	—	(16,504)

Income (loss) before income taxes and equity in net income of affiliates	(31,098)	131,010	236	—	100,148
Income tax (provision) benefit	(35,954)	74	—	—	(35,880)

Income (loss) before equity in net income of affiliates	(67,052)	131,084	236	—	64,268
Equity in net income of affiliates	131,320	—	—	(131,320)	—
Net income	64,268	131,084	236	(131,320)	64,268

Other comprehensive loss, net of tax
Defined benefit pension plans
Amortization of actuarial gain	(11)	—	—	—	(11)
Other comprehensive loss, net of tax	(11)	—	—	—	(11)
Comprehensive income	$64,257	$131,084	$236	$(131,320)	$64,257

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$212,729	$43	$12	$—	$212,784
Receivables
Trade, less allowances	10	230,866	537	—	231,413
Related parties	—	959	—	—	959
Other	894	6,730	267	—	7,891
Inventories	—	397,534	7,081	—	404,615
Deferred income taxes	17,435	—	4	—	17,439
Prepaid expenses and other	4,915	2,215	13	—	7,143
Total current assets	235,983	638,347	7,914	—	882,244

Property and equipment, net	3,073	376,156	6,342	—	385,571
Timber deposits	—	13,865	—	—	13,865
Deferred financing costs	6,929	—	—	—	6,929
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,113	—	—	10,113
Other assets	647	10,964	15	—	11,626
Investments in affiliates	781,205	—	—	(781,205)	—
Total assets	$1,027,837	$1,071,268	$14,271	$(781,205)	$1,332,171

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2015 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$9,960	$207,899	$770	$—	$218,629
Related parties	—	3,636	—	—	3,636
Accrued liabilities	—	—	—	—
Compensation and benefits	14,160	41,163	262	—	55,585
Interest payable	8,157	—	—	—	8,157
Other	3,243	42,150	1,345	—	46,738
Total current liabilities	35,520	294,848	2,377	—	332,745

Debt
Long-term debt	351,259	—	—	—	351,259

Other
Compensation and benefits	83,551	—	—	—	83,551
Other long-term liabilities	20,526	7,109	—	—	27,635
	104,077	7,109	—	—	111,186

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(123,711)	—	—	—	(123,711)
Additional paid-in capital	506,555	—	—	—	506,555
Accumulated other comprehensive loss	(86,865)	—	—	—	(86,865)
Retained earnings	240,568	—	—	—	240,568
Subsidiary equity	—	769,311	11,894	(781,205)	—
Total stockholders' equity	536,981	769,311	11,894	(781,205)	536,981
Total liabilities and stockholders' equity	$1,027,837	$1,071,268	$14,271	$(781,205)	$1,332,171

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$163,512	$23	$14	$—	$163,549
Receivables
Trade, less allowances	237	171,613	464	—	172,314
Related parties	—	821	—	—	821
Other	171	6,908	232	—	7,311
Inventories	—	389,259	5,202	—	394,461
Deferred income taxes	20,305	—	6	—	20,311
Prepaid expenses and other	10,756	4,064	37	—	14,857
Total current assets	194,981	572,688	5,955	—	773,624

Property and equipment, net	1,601	359,474	7,053	—	368,128
Timber deposits	—	13,819	—	—	13,819
Deferred financing costs	7,149	—	—	—	7,149
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,183	—	—	10,183
Deferred income taxes	16,684	—	—	—	16,684
Other assets	20	9,055	—	—	9,075
Investments in affiliates	771,026	—	—	(771,026)	—
Total assets	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$7,238	$143,141	$314	$—	$150,693
Related parties	—	1,743	—	—	1,743
Accrued liabilities
Compensation and benefits	18,793	46,867	510	—	66,170
Interest payable	3,298	—	—	—	3,298
Other	1,559	30,163	1,564	—	33,286
Total current liabilities	30,888	221,914	2,388	—	255,190

Debt
Long-term debt	301,415	—	—	—	301,415

Other
Compensation and benefits	156,218	—	—	—	156,218
Other long-term liabilities	10,552	4,722	—	—	15,274
	166,770	4,722	—	—	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	502,739	—	—	—	502,739
Accumulated other comprehensive loss	(101,498)	—	—	—	(101,498)
Retained earnings	190,714	—	—	—	190,714
Subsidiary equity	—	760,406	10,620	(771,026)	—
Total stockholders' equity	492,388	760,406	10,620	(771,026)	492,388
Total liabilities and stockholders' equity	$991,461	$987,042	$13,008	$(771,026)	$1,220,485

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$49,854	$111,292	$1,097	$(112,389)	$49,854
Items in net income not using (providing) cash
Equity in net income of affiliates	(112,389)	—	—	112,389	—
Depreciation and amortization, including deferred financing costs and other	1,398	40,064	852	—	42,314
Stock-based compensation	4,330	—	—	—	4,330
Pension expense	2,844	—	—	—	2,844
Deferred income taxes	20,722	—	—	—	20,722
Other	(587)	(1,266)	—	—	(1,853)
Decrease (increase) in working capital
Receivables	(496)	(58,777)	(108)	—	(59,381)
Inventories	—	(8,275)	(1,879)	—	(10,154)
Prepaid expenses and other	(2,081)	(184)	24	—	(2,241)
Accounts payable and accrued liabilities	2,311	74,184	(10)	—	76,485
Pension contributions	(53,701)	—	—	—	(53,701)
Income taxes payable	13,488	—	1	—	13,489
Other	(1,635)	(3,132)	(15)	—	(4,782)
Net cash provided by (used for) operations	(75,942)	153,906	(38)	—	77,926
Cash provided by (used for) investment
Expenditures for property and equipment	(2,176)	(54,397)	(125)	—	(56,698)
Proceeds from sales of assets and other	—	2,975	(16)	—	2,959
Net cash used for investment	(2,176)	(51,422)	(141)	—	(53,739)
Cash provided by (used for) financing
Borrowings of long-term debt	50,000	—	—	—	50,000
Treasury stock purchased	(23,711)	—	—	—	(23,711)
Financing costs	(702)	—	—	—	(702)
Other	(462)	(77)	—	—	(539)
Due to (from) affiliates	102,210	(102,387)	177	—	—
Net cash provided by (used for) financing	127,335	(102,464)	177	—	25,048
Net increase (decrease) in cash and cash equivalents	49,217	20	(2)	—	49,235
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$212,729	$43	$12	$—	$212,784

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2014 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$64,268	$131,084	$236	$(131,320)	$64,268
Items in net income not using (providing) cash
Equity in net income of affiliates	(131,320)	—	—	131,320	—
Depreciation and amortization, including deferred financing costs and other	1,339	36,984	900	—	39,223
Stock-based compensation	4,186	—	—	—	4,186
Pension expense	597	—	—	—	597
Deferred income taxes	1,913	—	—	—	1,913
Other	(40)	(1,569)	—	—	(1,609)
Decrease (increase) in working capital
Receivables	(232)	(60,628)	(142)	—	(61,002)
Inventories	(101)	(15,239)	(172)	—	(15,512)
Prepaid expenses and other	(353)	(1,312)	(30)	—	(1,695)
Accounts payable and accrued liabilities	5,848	56,008	147	—	62,003
Pension contributions	(11,675)	—	—	—	(11,675)
Income taxes payable	14,889	—	(6)	—	14,883
Other	(3,016)	(4,466)	—	—	(7,482)
Net cash provided by (used for) operations	(53,697)	140,862	933	—	88,098
Cash provided by (used for) investment
Expenditures for property and equipment	(514)	(40,174)	(172)	—	(40,860)
Proceeds from sales of assets and other	—	4,781	(14)	—	4,767
Net cash used for investment	(514)	(35,393)	(186)	—	(36,093)
Cash provided by (used for) financing
Borrowings on revolving credit facility	57,600	—	—	—	57,600
Payments on revolving credit facility	(57,600)	—	—	—	(57,600)
Financing costs	(11)	—	—	—	(11)
Other	(269)	—	—	—	(269)
Due to (from) affiliates	106,211	(105,466)	(745)	—	—
Net cash provided by (used for) financing	105,931	(105,466)	(745)	—	(280)
Net increase in cash and cash equivalents	51,720	3	2	—	51,725
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$169,918	$28	$28	$—	$169,974

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), ponderosa pine lumber, studs, and particleboard; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services and pension plan activity, related assets and liabilities, and foreign currency exchange gains and losses. For more information, see Note 11, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $40.4 million during the three months ended September 30, 2015, compared with income from operations of $56.2 million during the three months ended September 30, 2014. In our Wood Products segment, income decreased $18.8 million to $21.9 million for the three months ended September 30, 2015, from $40.6 million for the three months ended September 30, 2014. The decrease was due primarily to lower plywood and lumber sales prices. In our Building Materials Distribution segment, income increased $1.6 million to $22.7 million for the three months ended September 30, 2015, from $21.1 million for the three months ended September 30, 2014, driven primarily by a higher gross margin of $3.1 million, offset partially by increased selling and distribution expenses and depreciation and amortization of $1.1 million and $0.7 million, respectively. These changes are discussed further in "Our Operating Results" below.

At September 30, 2015, we had $212.8 million of cash and cash equivalents and $292.7 million of unused committed bank line availability under our Revolving Credit Facility. Cash increased $49.2 million during the nine months ended September 30, 2015, as cash provided by the issuance of a $50.0 million term loan and cash provided by operations (which is net of $53.7 million in pension contributions) was offset partially by $56.7 million of capital spending and $23.7 million of common stock repurchases, as discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of October 2015, the Blue Chip Economic Indicators consensus forecast for 2015 single- and multi-family housing starts in the U.S. was 1.13 million units, compared with actual housing starts of 1.00 million in 2014 and 0.92 million in 2013, as reported by the U.S. Census Bureau. These amounts are below average historical trends of approximately 1.3 million units per year over the 20 years prior to 2015. Single-family housing starts are a primary driver of our sales, and although housing starts are projected to be higher in 2015 than in 2014, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product usage per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

We believe continued employment and wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to experience seasonally slower demand in the fourth quarter of 2015. On an annual basis, housing starts in the U.S. continue to show modest improvement and we remain optimistic that the improvement in demand for our products will continue through 2016, but at forecasted levels below the 20-year historical average. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand improves further. Composite structural panel and lumber prices have been historically volatile and are well below prior year levels as we begin the fourth quarter. Future commodity product pricing could be volatile in response to industry capacity restarts and operating rates, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

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

•
our reliance on a wholly-owned subsidiary of Packaging Corporation of America (PCA) for many of our administrative services and our ability to successfully transition these services from PCA to newly hired employees (substantially all of whom we expect to transition from PCA to Boise Cascade employment);

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(millions)
Sales	$991.6	$983.3	$2,756.9	$2,711.7

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	854.1	827.9	2,383.8	2,324.0
Depreciation and amortization	14.2	13.2	41.1	38.0
Selling and distribution expenses	72.7	72.7	202.8	198.8
General and administrative expenses	11.3	13.2	35.4	35.8
Other (income) expense, net	(1.3)	0.1	(1.7)	(1.6)
	951.1	927.1	2,661.4	2,595.0

Income from operations	$40.4	$56.2	$95.5	$116.7

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.1%	84.2%	86.5%	85.7%
Depreciation and amortization	1.4	1.3	1.5	1.4
Selling and distribution expenses	7.3	7.4	7.4	7.3
General and administrative expenses	1.1	1.3	1.3	1.3
Other (income) expense, net	(0.1)	—	(0.1)	(0.1)
	95.9%	94.3%	96.5%	95.7%

Income from operations	4.1%	5.7%	3.5%	4.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(thousands)
U.S. Housing Starts (a)
Single-family	203.4	177.6	548.7	494.0
Multi-family	115.1	103.8	304.8	268.1
	318.5	281.4	853.5	762.1

	(millions)
Segment Sales
Wood Products	$340.6	$355.7	$989.8	$1,000.0
Building Materials Distribution	799.0	773.4	2,184.0	2,117.3
Intersegment eliminations	(148.0)	(145.8)	(416.9)	(405.6)
	$991.6	$983.3	$2,756.9	$2,711.7

	(millions)
Wood Products
Sales Volumes
Plywood (sq. ft.) (3/8" basis)	412	396	1,235	1,241
Laminated veneer lumber (LVL) (cubic feet)	3.8	3.6	10.1	9.7
I-joists (equivalent lineal feet)	57	56	155	153
Lumber (board feet)	54	57	158	160

	(dollars per unit)
Wood Products
Average Net Selling Prices
Plywood (1,000 sq. ft.) (3/8" basis)	$282	$335	$299	$309
Laminated veneer lumber (LVL) (cubic foot)	16.53	16.59	16.49	16.32
I-joists (1,000 equivalent lineal feet)	1,118	1,095	1,105	1,064
Lumber (1,000 board feet)	477	546	490	563

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	45.5%	47.7%	46.2%	49.3%
General line	36.4%	34.8%	36.1%	33.6%
Engineered wood	18.1%	17.5%	17.7%	17.1%

Gross margin percentage (b)	12.0%	12.0%	11.4%	11.4%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2015, total sales increased $8.3 million, or 1%, to $991.6 million from $983.3 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, total sales increased $45.2 million, or 2%, to $2,756.9 million from $2,711.7 million for the same period in the prior year. The change in sales was driven primarily by the changes in sales volumes and prices, as described below, for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2015, total U.S. housing starts increased 13%, with single-family starts up 15% from the same period in 2014. On a year-to-date basis through September 2015, total housing starts increased 12%, with single-family starts up 11% from the same period in 2014. Average composite lumber and average composite panel prices for the three months ended September 30, 2015, were 18% and 12% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2015, average composite lumber and average composite panel prices were down 13% and 4%, respectively, compared with the same period in the prior year.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, decreased $15.1 million, or 4%, to $340.6 million for the three months ended September 30, 2015, from $355.7 million for the three months ended September 30, 2014. The decrease in sales was driven primarily by decreases in plywood and lumber sales prices of 16% and 13%, respectively, resulting in decreased sales of $21.5 million and $3.7 million, respectively, as well as a decrease in lumber sales volumes of 5%, or $1.6 million in sales. These decreases were offset partially by increases in sales volumes of plywood and LVL of 4% and 5%, respectively, resulting in increased sales of $5.4 million and $3.0 million, respectively. Sales prices of LVL and I-joists, as well as I-joists sales volumes, were relatively flat compared with the three months ended September 30, 2014.

For the nine months ended September 30, 2015, sales, including sales to our Building Materials Distribution segment, decreased $10.2 million, or 1%, to $989.8 million from $1,000.0 million for the same period in the prior year. Plywood and lumber sales prices decreased 3% and 13%, respectively, contributing $13.2 million and $11.6 million, respectively, to the decrease in sales. These decreases were offset partially by sales volume increases of 4% in LVL and sales price increases of 4% in I-joists, resulting in sales increases of $7.1 million and $6.3 million, respectively. Sales volumes of plywood, I-joists, and lumber, as well as LVL sales prices, were relatively flat compared with the nine months ended September 30, 2014.

Building Materials Distribution.  Sales increased $25.6 million, or 3%, to $799.0 million for the three months ended September 30, 2015, from $773.4 million for the three months ended September 30, 2014. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume increases of 8%, offset partially by a decrease in sales prices of 5%. By product line, commodity sales decreased 2%, or $5.7 million, general line product sales increased 8%, or $22.1 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 7%, or $9.2 million.

During the nine months ended September 30, 2015, sales increased $66.7 million, or 3%, to $2,184.0 million from $2,117.3 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume increases of 6%, offset partially by a decrease in sales prices of 3%. By product line, commodity sales decreased 3%, or $34.9 million, general line product sales increased 11%, or $77.6 million; and sales of EWP increased 7%, or $24.0 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $26.2 million, or 3%, to $854.1 million for the three months ended September 30, 2015, compared with $827.9 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of plywood and EWP, compared with third quarter 2014, offset partially by lower per-unit costs of OSB of 11%. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 550 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher labor, wood fiber, and other manufacturing costs as a percent of sales. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with third quarter 2014. However, the Building Materials Distribution segment MLO rate was flat compared with third quarter 2014 as a decrease in commodity product margins was offset by improved sales of general line products and EWP, which typically carry higher product margins than commodity products.

For the nine months ended September 30, 2015, materials, labor, and other operating expenses (excluding depreciation) increased $59.7 million, or 3%, to $2,383.8 million, compared with $2,324.0 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, compared with the first nine months of 2014, offset partially by lower per-unit costs of OSB of 12%. However, the MLO rate in our Wood Products segment increased by 190 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher labor and other manufacturing costs as a percent of sales. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first nine months of 2014. However, the Building Materials Distribution segment MLO rate was flat compared with the first nine months of 2014 as a decrease in commodity product margins was offset by improved sales of general line products and EWP, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $1.0 million, or 8%, to $14.2 million for the three months ended September 30, 2015, compared with $13.2 million during the same period in the prior year. For the nine months ended September 30, 2015, these expenses increased $3.1 million, or 8%, to $41.1 million, compared with $38.0 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment.

Selling and distribution expenses were $72.7 million for each of the three months ended September 30, 2015 and 2014. Compared with the same period in the prior year, third quarter 2015 payroll and selling related expenses were higher by $1.7 million and $0.7 million, respectively, offset by lower incentive compensation of $2.4 million. During the nine months ended September 30, 2015, selling and distribution expenses increased $4.0 million, or 2%, to $202.8 million, compared with $198.8 million during the same period in 2014. The increase was due primarily to higher payroll and pension costs of $4.4 million and $0.9 million, respectively, as well as higher selling and administrative related expenses of $1.8 million in our Building Materials Distribution segment, offset partially by lower incentive compensation of $2.8 million.

General and administrative expenses decreased $1.8 million, or 14%, to $11.3 million for the three months ended September 30, 2015, compared with $13.2 million for the same period in the prior year, due primarily to lower incentive compensation. For the nine months ended September 30, 2015, these expenses decreased $0.4 million, or 1%, to $35.4 million, compared with $35.8 million during the same period in 2014. The decrease was due primarily to lower incentive compensation of $2.0 million, offset partially by higher pension and payroll costs of $0.8 million and $0.5 million, respectively.

Other (income) expense, net, was $1.3 million and $1.7 million, respectively, of income for the three and nine months ended September 30, 2015, which included a $0.9 million gain from the sale of a parcel of land in our Wood Products segment. For the nine months ended September 30, 2014, other (income) expense, net, was $1.6 million of income, which included $1.6 million of gain from the sale of two surplus properties in our Building Materials Distribution segment. Other (income) expense, net, was insignificant for the three months ended September 30, 2014.

Income From Operations

Income from operations decreased $15.8 million to $40.4 million for the three months ended September 30, 2015, compared with $56.2 million for the three months ended September 30, 2014. Income from operations decreased $21.2 million to $95.5 million for the nine months ended September 30, 2015, compared with $116.7 million for the nine months ended September 30, 2014.

Wood Products.  Segment income decreased $18.8 million to $21.9 million for the three months ended September 30, 2015, compared with $40.6 million for the three months ended September 30, 2014. The decrease was due primarily to lower plywood and lumber sales prices.

For the nine months ended September 30, 2015, segment income decreased $18.4 million to $66.5 million from $84.9 million for the nine months ended September 30, 2014. The decrease was due primarily to lower plywood and lumber sales prices, offset partially by higher EWP sales prices.

Building Materials Distribution.  Segment income increased $1.6 million to $22.7 million for the three months ended September 30, 2015, from $21.1 million for the three months ended September 30, 2014. The increase in segment income was driven primarily by a higher gross margin of $3.1 million, offset partially by increased selling and distribution expenses and depreciation and amortization of $1.1 million and $0.7 million, respectively.

For the nine months ended September 30, 2015, segment income decreased $0.7 million to $45.6 million from $46.3 million for the nine months ended September 30, 2014. The decrease in segment income was driven primarily by increased selling and distribution expenses of $4.4 million, higher depreciation and amortization of $1.6 million, and lower other income due to a $1.6 million gain from the sale of two surplus properties during the nine months ended September 30, 2014. These decreases in segment income were offset partially by a higher gross margin of $7.0 million.

Corporate and Other.  Segment loss decreased $1.5 million to $4.3 million for the three months ended September 30, 2015, from $5.8 million for the three months ended September 30, 2014, which was due primarily to lower incentive compensation. For the nine months ended September 30, 2015, segment loss increased $2.1 million to $16.8 million from $14.7 million for the nine months ended September 30, 2014. The increases primarily relate to increased pension expense of $2.8 million resulting from a change in classification of pension expense between segments (see discussion in the following paragraph), offset partially by lower incentive compensation of $1.3 million.

Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) has not been recast. For the three and nine months ended September 30, 2014, $0.1 million and $0.3 million, respectively, of pension expense was recorded in each of the Wood Products and Building Materials Distribution segments. Pension expense recorded in Corporate and Other was $2.8 million for the nine months ended September 30, 2015, compared with less than $0.1 million for each of the three and nine months ended September 30, 2014. We recorded an insignificant amount of pension income in the three months ended September 30, 2015.

Income Tax (Provision) Benefit

For the three and nine months ended September 30, 2015, we recorded $12.6 million and $28.8 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.6%, respectively. For the three and nine months ended September 30, 2014, we recorded $18.1 million and $35.9 million, respectively, of income tax expense and had an effective rate of 36.0% and 35.8%, respectively. During the three and nine months ended September 30, 2015, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic production activities deduction. During the three and nine months ended September 30, 2014, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of state taxes, offset partially by the domestic production activities deduction and other tax credits.

Industry Mergers and Acquisitions

On April 13, 2015, Builders FirstSource, Inc. (BFS) announced that it had entered into a definitive purchase agreement to acquire ProBuild Holdings LLC, one of our largest customers, in an all-cash transaction. BFS is also a customer of ours. The merger was completed on July 31, 2015. Subsequent to closing of the transaction, our level of business with the combined entity has remained similar to historical levels.

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

Liquidity and Capital Resources

We ended third quarter 2015 with $212.8 million of cash and cash equivalents and $351.3 million of long-term debt. At September 30, 2015, we had $505.5 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our Revolving Credit Facility). We generated $49.2 million of cash during the nine months ended September 30, 2015, as cash provided by operations (which is net of $53.7 million in pension contributions) and the issuance of a $50.0 million term loan was offset partially by $56.7 million of capital spending and the repurchase of 722,911 shares of our common stock for $23.7 million, as further discussed below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months.

Sources and Uses of Cash

We generate cash primarily from sales of our products, short-term and long-term borrowings, and equity offerings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt and pension obligations, repurchase our common stock, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investment activities, and financing activities.

	Nine Months Ended September 30
	2015	2014
	(thousands)
Net cash provided by operations	$77,926	$88,098
Net cash used for investment	(53,739)	(36,093)
Net cash provided by (used for) financing	25,048	(280)

Operating Activities

For the nine months ended September 30, 2015, our operating activities generated $77.9 million of cash, compared with $88.1 million of cash generated in the same period in 2014. The $10.2 million decrease in cash generated by operations was due primarily to a $42.0 million increase in pension contributions, an $18.4 million decrease in the Wood Products segment income, and a $0.7 million decrease in the Building Materials Distribution segment income. These decreases were offset partially by a $4.7 million decrease in working capital during the nine months ended September 30, 2015, compared with a $16.2 million increase for the same period in the prior year. In addition, refunds received, net of cash paid for taxes, were $4.9 million during the nine months ended September 30, 2015, compared with cash paid for taxes, net of refunds received, of $19.1 million during the nine months ended September 30, 2014. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital for the nine months ended September 30, 2015 and 2014, was primarily attributable to an increase in accounts payable and accrued liabilities, offset by higher receivables and inventories. The increase in accounts payable and accrued liabilities provided $76.5 million of cash during the nine months ended September 30, 2015, compared with $62.0 million in the same period a year ago. Extended terms offered by major vendors to our Building Materials Distribution segment led to the greater increase in accounts payable during the nine months ended September 30, 2015 compared with the same period in the prior year. The increases in receivables in both periods primarily reflect increased sales of approximately 17% and 35%, comparing sales for the months of September 2015 and 2014 with sales for the months of December 2014 and 2013, respectively. The increase in inventories in both periods represents normal seasonal inventory build.

Investment Activities

During the nine months ended September 30, 2015 and 2014, we used $56.7 million and $40.9 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2015 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the nine months ended September 30, 2015, we received asset sales proceeds of $3.0 million, primarily from the sale of a parcel of land in our Wood Products segment. For the nine months ended September 30, 2014, we received asset sales proceeds of $4.7 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

Financing Activities

During the nine months ended September 30, 2015, our financing activities generated $25.0 million of cash, primarily from the issuance of a new $50.0 million term loan (Term Loan) offset partially by the repurchase of 722,911 shares of our common stock for $23.7 million, as discussed further below. During the nine months ended September 30, 2015, we had no borrowings outstanding under our Revolving Credit Facility. During the nine months ended September 30, 2014, we borrowed $57.6 million under our Revolving Credit Facility to fund intra-month working capital needs, which were subsequently repaid during the same periods with cash on hand, and we had no borrowings outstanding at September 30, 2014.

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

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a new $50.0 million term loan (Term Loan) maturing on May 1, 2022. The Amended Agreement amends and restates the credit agreement originally dated July 13, 2011 (Prior Agreement) as amended, restated, supplemented, or otherwise modified before the date of the Amended Agreement. The principal changes resulting from the Amended Agreement were to add the Term Loan, discussed further below, and to extend the maturity date of the Revolving Credit Facility to April 30, 2020. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On August 7, 2015, we entered into the first amendment to the Amended Agreement which reduced the applicable margins for calculating the interest rates payable under the revolving credit facility.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Prior Agreement and Amended Agreement, and Availability at September 30, 2015, was $292.7 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.25% to 1.75% for loans based on LIBOR and from 0.25% to 0.75% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

Term Loan

The Term Loan was provided by institutions within the Farm Credit system. Borrowings under the Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 1.95%.

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

On May 15, 2015, we entered into an Amended Agreement to our Asset-Based Credit Facility that added a new $50 million term loan component due May 1, 2022, and extended the maturity date on the Revolving Credit Facility to April 30, 2020. For more information, see Note 5, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

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

Off-Balance-Sheet Activities

At September 30, 2015, and December 31, 2014, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2014 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2015, there have been no material changes to the guarantees disclosed in our 2014 Form 10-K.

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

Employees

As of October 25, 2015, we had approximately 5,820 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of October 25, 2015, we had nine collective bargaining agreements. Four agreements, covering approximately 645 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2016. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. At September 30, 2015, there have been no material changes to environmental issues from those disclosed in our 2014 Form 10-K, except several of our facilities have received one-year compliance extensions to be in compliance with Boiler MACT. These facilities now have until January 2017 to be in compliance with the applicable rules. We expect to spend less than $1 million in capital in 2015 and another $5 million in 2016 to comply with the applicable rules.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. At September 30, 2015, there have been no material changes to our critical accounting estimates from those disclosed in our 2014 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K. As of September 30, 2015, there have been no material changes in our exposure to market risk from those disclosed in our 2014 Form 10-K.

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

Under an Outsourcing Services Agreement, Packaging Corporation of America (PCA) provides a number of corporate staff services to us. These services include information technology and human resource transactional services. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, including the effectiveness of the services provided to us under the Outsourcing Services Agreement, as of the end of the quarter covered by this Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

On November 17, 2014, we amended the Outsourcing Services Agreement with PCA to provide for the termination of substantially all administrative services provided by PCA to us. As of August 2015, substantially all accounting services provided by PCA have terminated and transitioned to us. Information technology and human resource transactional services will transition from PCA to us upon expiration in December 2015. As these services transition to us and our employees, we will analyze and evaluate the impact these changes may have on our internal controls over financial reporting and where necessary, will implement changes in controls and procedures relating to our business.

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

Changes in Internal Control Over Financial Reporting

On November 17, 2014, we amended the Outsourcing Services Agreement with PCA to provide for the termination of substantially all administrative services provided by PCA to us. As of August 2015, substantially all accounting services provided by PCA have terminated and transitioned to us. Information technology and human resource transactional services will transition from PCA to us upon expiration in December 2015. During and after transition, our information technology systems will remain in place with many of the administrative services performed by newly hired employees, substantially all of whom we expect to transition from PCA to Boise Cascade employment. As a result, management, with the participation of the CEO and CFO, has determined that the anticipated change of performing these services internally and without the services of PCA is reasonably likely to materially affect the structure of our internal controls over financial reporting. There was no other change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the nine months ended September 30, 2015, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2014 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During third quarter 2015, we repurchased 547,826 shares of common stock for approximately $17.6 million under the Program. Set forth below is information regarding the Company's share repurchases during the third quarter ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	176,261	$33.57	176,261	1,648,654
August 1, 2015 - August 31, 2015	220,365	31.25	220,365	1,428,289
September 1, 2015 - September 30, 2015	151,200	31.73	151,200	1,277,089
Total	547,826	$32.13	547,826	1,277,089

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  October 28, 2015

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2015

Number	Description

10.1
First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed August 12, 2015)

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