Form 10-K
period 2015-12-31
BOISE CASCADE Co
filed 2016-02-25
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒                            Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $1,438,944,479.

There were 38,778,723 shares of the registrant's $0.01 par value common stock outstanding on February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•
Substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments if the housing market does not recover further;

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

•	Declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	Restrictive covenants contained in our debt agreements; and

•	Fluctuations in the market for our equity.

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

Wood Products

Products

We manufacture structural, appearance, and industrial plywood panels. In addition, we manufacture EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce ponderosa pine lumber, studs, and particleboard.

The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2015	2014	2013	2012	2011
	(millions)
Capacity (a)
Plywood (sq. ft.) (3/8" basis) (b)	2,385	2,380	2,380	1,630	1,500
Laminated veneer lumber (LVL) (cubic feet) (c)	28.5	27.5	27.5	27.5	27.5
Lumber (board feet) (d)	270	270	255	235	200
Production
Plywood (sq. ft.) (3/8" basis) (b)	1,951	1,973	1,647	1,482	1,240
Laminated veneer lumber (LVL) (cubic feet) (c)	20.1	20.1	17.2	14.2	10.7
I‑joists (equivalent lineal feet) (c)	198	201	178	149	112
Lumber (board feet) (d)	201	218	197	196	152
_______________________________________

(a)	Estimated annual capacity at the end of each year.

(b)	In September 2013, we purchased two plywood manufacturing facilities, one in Chester, South Carolina, and one in Moncure, North Carolina.

Approximately 18%, 19%, 17%, 15%, and 12%, respectively, of the plywood we produced in 2015, 2014, 2013, 2012, and 2011 was utilized internally to produce LVL.

(c)	During each of the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(d)	In February 2012, we purchased a lumber facility in Arden, Washington.

The following table sets forth segment sales, segment income (loss), depreciation and amortization, and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2015	2014	2013	2012	2011 (a)
	(millions)
Segment sales (b)	$1,282.1	$1,317.0	$1,134.1	$943.3	$712.5

Segment income (loss)	$64.2	$108.4	$77.7	$55.8	$(15.1)
Segment depreciation and amortization	43.3	41.5	28.7	24.4	28.4
Segment EBITDA (c)	$107.5	$149.8	$106.3	$80.2	$13.3
_______________________________________

(a)	In 2011, segment loss included $2.6 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho, and noncash asset write-downs.

(b)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

(c)
Segment EBITDA is calculated as segment income (loss) before depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated net income (loss) to EBITDA.

Facilities

Our Wood Products segment operates nine plywood and veneer plants, six of which manufacture inputs used in our EWP facilities. In addition, our Wood Products segment operates four EWP facilities, the two most significant of which have a high degree of raw material and manufacturing integration with our plywood and veneer facilities. We also operate five sawmills and one particleboard plant.

Raw Materials and Input Costs

Wood fiber. The primary raw material in our Wood Products segment is wood fiber. For the year ended December 31, 2015, wood fiber accounted for approximately 42% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our plywood and veneer facilities use Douglas fir, white woods, pine, and hardwood logs as raw materials. We use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities and purchased from third parties, as well as stress-rated lumber and OSB purchased from third parties, to manufacture LVL and I-joists. Our manufacturing facilities are located in close proximity to active wood markets.
Logs comprised approximately 82% of our wood fiber costs during 2015, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.
We bid in auctions conducted by federal, state, and local authorities for the purchase of timber, generally at fixed prices, under contracts with terms of generally one to three years. In 2015, approximately 18% of our timber was supplied under government contracts. The remainder of our log supply in 2015 was supplied through private purchases directly from timber owners or through dealers.
Our log and fiber requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. For a discussion of contractual commitments relating to fiber supply agreements, see "Contractual Obligations" in "Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
The cost of logs is strongly correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with the increase in product prices driving increases in log costs. Because wood fiber is a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of logs. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the fiber source from our facilities, as we are often required to transport the logs we purchase from the source to our facilities.

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

In 2015, plywood, EWP, and lumber accounted for 40%, 40%, and 8%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 42% of our Wood Products segment's overall sales in 2015. In 2015, 26%, 66%, and 10% of our Wood Products segment's plywood, EWP, and lumber sales volumes, respectively, were to our Building Materials Distribution segment.
The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2015	2014	2013	2012	2011
	(millions)
Plywood (sq. ft.) (3/8" basis) (a)	1,635	1,651	1,473	1,356	1,106
Laminated veneer lumber (LVL) (cubic feet) (b)	13.1	12.4	11.1	9.1	7.1
I-joists (equivalent lineal feet)	201	193	179	145	110
Lumber (board feet)	206	212	199	188	153
_______________________________________

(a)    Excludes plywood produced and used in the manufacture of LVL.

(b)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

Segment Strategy

Grow Our Operations With a Focus on Expanding Our Capacity in EWP
We have expanded our market position in EWP by utilizing our large-scale manufacturing position, comprehensive customer service, design support capabilities, and efficient distribution network. We expect to see further increases in EWP demand as a result of the on-going recovery in housing construction and intend to take advantage of these increases by expanding our capacity through capital investments in low-cost, internal veneer manufacturing. We have also developed strategic relationships with third-party veneer suppliers to support additional EWP production as needed. Additionally, we have grown and intend to continue to grow our Wood Products business through strategic acquisitions, such as our pending acquisition of Georgia-Pacific LLC's engineered lumber production facilities. For further discussion, see Note 10, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.
Continue to Improve Our Competitiveness Through Operational Excellence
We use a disciplined cost management approach to maximize our competitiveness without sacrificing our ability to react to future growth opportunities. Additionally, we have made capital investments and process improvements in certain facilities. These capital investments and process improvements have decreased our production costs and allowed us to produce lower-cost, higher-quality veneers. Beginning in 2009, we adopted a data-driven process improvement program to further strengthen our manufacturing operations. Because of the gains we continue to see from this program, we believe there are opportunities to further apply this process improvement program in our manufacturing operations and apply similar techniques and methods to different functional areas (including sales and marketing) to realize efficiencies in those areas.

Building Materials Distribution

Products

We sell a broad line of building materials, including OSB, plywood, and lumber (collectively commodities), general line items such as siding, metal products, insulation, roofing, and composite decking, and EWP. Except for EWP and plywood, we purchase most of these building materials from a vendor base of more than 1,100 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, Louisiana-Pacific, Georgia-Pacific, and West Fraser, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair and remodeling of existing housing, and the construction of light industrial and commercial buildings.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2015	2014	2013	2012	2011
	(percentage of Building Materials Distribution sales)
Commodity	46.5%	49.4%	51.3%	49.9%	47.0%
General line	35.9%	33.6%	33.0%	36.3%	40.6%
Engineered wood products	17.6%	17.0%	15.7%	13.8%	12.4%

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2015	2014	2013	2012	2011
	(millions)
Segment sales	$2,891.3	$2,786.7	$2,599.6	$2,190.2	$1,779.4

Segment income	$60.8	$56.7	$39.9	$24.0	$2.0
Segment depreciation and amortization	11.9	9.8	9.2	8.8	8.4
Segment EBITDA (a)	$72.7	$66.5	$49.2	$32.9	$10.4
_______________________________________

(a)
Segment EBITDA is calculated as segment income before depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA, for a discussion of the limitations of such a measure, and for a reconciliation of our consolidated net income (loss) to EBITDA.

Facilities

Our Building Materials Distribution segment operates a nationwide network of 32 building materials distribution facilities throughout the United States. Our Building Materials Distribution segment also operates a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region.
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

Further Differentiate Our Products and Services

We seek to continue to differentiate ourselves from our competitors by providing a broad line of high-quality products and superior customer service. Our highly efficient logistics system and decentralized sales force allow us to deliver superior customer service and assist our customers in optimizing their working capital. Our national distribution platform, coupled with the manufacturing capabilities of our Wood Products segment, differentiates us from most of our competitors and is critical to servicing retail lumberyards, home improvement centers, and industrial accounts locally, regionally, and nationally. Additionally, this system allows us to procure product more efficiently and to develop and maintain stronger relationships with our vendors. Because of these relationships and our national presence, we believe many of our vendors have offered us favorable pricing and provide us with enhanced product introductions and ongoing marketing support.

Corporate and Other

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We purchased many of these corporate staff services, particularly accounting, information technology, and human resource functions, under an Outsourcing Services Agreement from a wholly-owned subsidiary of Packaging Corporation of America (PCA). On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amended the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. By the end of 2015, substantially all administrative services transitioned from PCA to us. Many of these services are being performed by newly hired employees, substantially all of whom transitioned from PCA to Boise Cascade upon termination of the Agreement. See Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information.

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2015, our top ten customers represented approximately 29% of our sales, with our largest customer, Home Depot, accounting for approximately 8% of our sales. At December 31, 2015, receivables from Home Depot and Builders FirstSource each accounted for approximately 10% of total receivables. Sales to both Home Depot and Builders FirstSource were recorded in our Building Materials Distribution and Wood Products segments. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

Competition

The competitive environment in the U.S. continues to be challenging as new residential and light commercial construction activity remain below the 30-year average. Industry capacity in a number of product markets, including some of those in which we compete, exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we operate. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement.
Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, foreign imports produced principally in South America, and several smaller domestic producers. We also compete against several major North American EWP producers, such as Weyerhaeuser Company and Louisiana-Pacific Corporation, as well as several other smaller firms. Our EWP products also face competition from numerous dimension lumber producers, because EWP may be substituted by dimension lumber in many building applications. We have leading market positions in the manufacture of plywood, EWP, and ponderosa pine lumber. We hold much smaller market positions in our other manufactured products. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, and particularly with respect to EWP, levels of customer service. Most of our competitors are located in the United States (U.S.) and Canada, although we also compete with manufacturers in other countries, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood and lumber products into the U.S. Our competition includes not only manufacturers and distributors of similar building products but also manufacturers and distributors of products made from alternative materials, such as steel and plastic. Some of our competitors enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it more difficult for our products to gain additional market share. Some of our competitors in this segment are also vertically integrated and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.
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
Environmental

A discussion of general and industry-specific environmental laws and regulations is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings" of this Form 10-K.

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

Employees

As of February 14, 2016, we had approximately 5,910 employees. Approximately 26% of these employees work pursuant to nine collective bargaining agreements. Four agreements, covering approximately 643 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville Building Materials Distribution (BMD) facility, are set to expire on May 31, 2016. For further discussion of risks related to labor disruptions and increased labor costs, refer to "Item 1A. Risk Factors" of this Form 10-K.

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

Executive Officers and Key Employees

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 19, 2016.

Name	Age	Position
Executive Officers:
Thomas K. Corrick	60	Chief Executive Officer
Wayne M. Rancourt	53	Executive Vice President, Chief Financial Officer, and Treasurer
Daniel G. Hutchinson	64	Executive Vice President, Wood Products Manufacturing
Nick Stokes	58	Executive Vice President, Building Materials Distribution
John T. Sahlberg	62	Senior Vice President, Human Resources and General Counsel
Kelly E. Hibbs	49	Vice President and Controller
Key Management:
Dennis R. Huston	63	Vice President of Sales and Marketing, Engineered Wood Products
Frank Elfering	49	Vice President of Purchasing, Building Materials Distribution
Rich Viola	58	Vice President of Sales and Marketing, Building Materials Distribution

Thomas K. Corrick, Chief Executive Officer

Mr. Corrick became our chief executive officer on March 6, 2015. Prior to his election as CEO, Mr. Corrick held the following positions with the company:

•	Chief Operating Officer, November 2014 - March 2015

•	Executive Vice President, Wood Products, June 2014 - November 2014

•	Sr. Vice President, Wood Products, August 2012 - June 2014

•	Sr. Vice President, Engineered Wood Products, February 2011 - August 2012

•	Vice President, Engineered Wood Products, January 2005 - February 2011

•	General Manager, Engineered Wood Products, October 2004 - January 2005

Mr. Corrick received his bachelor's and master's degrees in business administration from Texas Christian University.

Wayne M. Rancourt, Executive Vice President, Chief Financial Officer, and Treasurer

Mr. Rancourt became our executive vice president, chief financial officer, and treasurer in November 2014. His previous positions with the company were:

•	Senior Vice President, Chief Financial Officer, and Treasurer, August 2009 - November 2014

•	Vice President, Treasurer and Investor Relations, February 2008 - August 2009

•	Vice President and Treasurer, October 2004 - January 2008

Mr. Rancourt received a B.S. degree in accounting from Central Washington University.

Daniel G. Hutchinson, Executive Vice President, Wood Products Manufacturing

Mr. Hutchinson became our executive vice president, Wood Products Manufacturing, in November 2014. His previous positions with the company were:

•	Vice President of Operations, Wood Products Manufacturing, August 2012 - November 2014

•	General Manager of Operations, Engineered Wood Products, December 2008 - August 2012

•	Engineered Products National Accounts Manager, February 2007 - December 2008

Mr. Hutchinson received bachelor's degrees in accounting and finance from the University of Idaho and an M.B.A. from Washington State University.

Nick Stokes, Executive Vice President, Building Materials Distribution

Mr. Stokes became our executive vice president, Building Materials Distribution, in March 2014. His previous positions with the company were:

•	Senior Vice President, Building Materials Distribution, February 2011 - March 2014

•	Vice President, Building Materials Distribution, October 2004 - February 2011

Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah.

John T. Sahlberg, Senior Vice President, Human Resources and General Counsel

Mr. Sahlberg became our senior vice president, Human Resources and General Counsel, effective August 2012. His previous positions with the company were:

•	Vice President, Human Resources and General Counsel, January 2011 - August 2012

•	Vice President, Human Resources, February 2008 - January 2011

•	Director of Human Resources, February 2006 - February 2008

•	Director of Labor Relations, October 2004 - February 2006

Mr. Sahlberg received a bachelor's degree in economics from Harvard College and a J.D. from Georgetown University. He is a member of the Idaho State Bar. He is a member of the board of directors of US Ecology, Inc., which is traded publicly on NASDAQ.

Kelly E. Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. His previous positions with the company were:

•	Director of Strategic Planning and Internal Audit, February 2008 - February 2011

•	Manager of Financial Forecasts and Projects, October 2004 - February 2008

Mr. Hibbs received a B.A. in accounting from Boise State University. He is a certified public accountant.

Dennis R. Huston, Vice President of Sales and Marketing, Engineered Wood Products

Mr. Huston became our vice president of sales and marketing, Engineered Wood Products, in August 2012. His previous position with the company was:

•	Sales Manager of Engineered Wood Products, October 2004 - August 2012

Mr. Huston received a bachelor's degree in political science from the University of Dubuque in Iowa.

Frank Elfering, Vice President of Purchasing, Building Materials Distribution

Mr. Elfering became our vice president of purchasing, Building Materials Distribution, in October 2013. His previous positions with the company were:

•	Purchasing Manager, Building Materials Distribution, July 2013 - October 2013

•	Division Marketing Manager & West Region Sales Manager, Building Materials Distribution, 2008 - 2013

Mr. Elfering received a B.S. in marketing from Oregon State University.

Rich Viola, Vice President of Sales and Marketing, Building Materials Distribution

Mr. Viola became our vice president of sales and marketing, Building Materials Distribution, in October 2013. His previous positions with the company were:

•	Division Sales and Marketing Manager, August 2013 - October 2013

•	National Accounts Sales Manager & East Region Sales Manager, September 1999 - August 2013

•	Senior Vice President, Sales and Marketing, Furman Lumber, Inc., March 1996 - September 1999 (position held prior to Boise Cascade’s acquisition of Furman Lumber in 1999)

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
Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the United States and, to a lesser extent, light commercial construction and residential repair-and-remodeling activity. New residential construction activity remained below the 30-year average level during 2015 and so did demand for many of the products we manufacture and distribute. The timing and extent of a recovery in residential construction activity to average historical levels is uncertain. Demand for new residential construction is influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.
Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of supply and demand in the United States is also heavily influenced by imported products, principally from Canada and South America.
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
Some of the businesses with which we compete are part of larger companies and therefore have access to greater financial and other resources than we do. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can. In addition, certain suppliers to our distribution business also sell and distribute their products directly to our customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to our retail customers in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

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
Because approximately 42% of our Wood Products sales in 2015 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
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
For the year ended December 31, 2015, our top ten customers represented approximately 29% of our sales, with one customer accounting for approximately 8% of sales. At December 31, 2015, receivables from such customer accounted for approximately 10% of total receivables. In addition, several of our customers merged during 2015 which has resulted in further concentration of sales and receivables among a small number of customers. One of the mergers resulted in an additional customer accounting for approximately 10% of total receivables at December 31, 2015. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity. For more discussion regarding customer mergers, see "Industry Mergers and Acquisitions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Our strategy includes pursuing acquisitions. We may be unable to successfully complete potential acquisitions or efficiently integrate acquired operations.

We may be unable to successfully complete potential acquisitions (including our proposed acquisition of Georgia-Pacific LLC's (GP) engineered lumber production facilities) due to multiple factors, such as issues related to regulatory review of the proposed transactions. The GP transaction is conditioned upon the expiration or termination of the Hart-Scott-Rodino Act of 1976 waiting period and the absence of legal injunctions prohibiting the completion of the transaction, along with other facts. The process of satisfying these and other conditions could delay completion of the transaction. Failure to complete the transaction due to our inability to meet these conditions, could, in certain circumstances, require us to pay to GP a termination fee in the amount of $10 million.

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

Wood fiber is our principal raw material, which accounted for approximately 42% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2015. Wood fiber is a commodity, and prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
In certain regions in which we operate, a substantial portion of our logs are purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect log and fiber supply from both government and private lands. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. If we are unable to negotiate purchases for our log requirements in a particular region to satisfy our log needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.
We also purchase OSB, which is used as the vertical web to assemble I-joists, from third parties. OSB accounted for approximately 4% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2015. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs may lead to significantly higher costs of our I-joist production.

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
Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.
In recent years, we have completed a number of capital investments, including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), increasing our outdoor storage acreage, and leasing additional warehouse space. These capital investments, along with recent acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not continue to recover and revenues do not improve to offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot assure you that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
Cyber security risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business.

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, including independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.

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

We depend on third parties for transportation services and limited availability or increases in costs of transportation could adversely affect our business and operations.
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
As of February 14, 2016, we had approximately 5,910 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of February 14, 2016, we had nine collective bargaining agreements. Four agreements, covering approximately 643 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2016. We could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.
Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.
Our earnings may be negatively affected by the amount of income or expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." A decline in the market value of the pension assets will increase our funding requirements. Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the present value of our liabilities increase, potentially increasing pension expense and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. At December 31, 2015, the net underfunded status of our defined benefit pension plans was $84.6 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Our ability to service our indebtedness or to fund our other liquidity needs is subject to various risks.
Our ability to make scheduled payments on our indebtedness and fund other liquidity needs depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. In particular, demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. Over the last eight years, housing starts remained below the 30-year average. There can be no assurance as to when or if the housing market will rebound to historical levels.
We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us at a cost or in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure, or liquidate some or all of our assets.
Some of our products are vulnerable to declines in demand due to competing technologies or materials, as well as changes in building code provisions.
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
Our principal manufactured products are also subject to substitution from other wood-based products, such as EWP facing competition from numerous dimension lumber producers and other strand based EWP that we don't produce or plywood losing further market share to OSB in residential and non-residential applications.
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

From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the Environmental Protection Agency (EPA) finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment are subject to one or more of these regulations and were required to be in compliance with the applicable rules by January 31, 2016. Most of our Wood Products plants have installed the required controls and are in compliance. However, several of our facilities have received one-year compliance extensions, and those facilities are still implementing plans to achieve compliance. Even with the revised rules finalized, considerable uncertainty still exists, as there are legal challenges to the final rules from industry and environmental organizations that could cause us to incur additional expenses beyond those already anticipated. Based upon our current understanding of the regulations, we expect to spend approximately $5 million in capital over the next year to comply with the applicable rules.
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
We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures to the extent we are not indemnified by third parties. For example, in connection with prior transactions, certain third parties are generally obligated to indemnify us for hazardous substance releases and other environmental violations that occurred prior to such transactions. However, these third parties may not have sufficient funds to fully satisfy their indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by them. For additional information on how environmental regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission (SEC);

•	changes in key personnel;

•	strategic actions by us, our customers, or our competitors, such as acquisitions or restructurings;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry, and market conditions;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	material litigation or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	sales of common stock by us or members of our management team;

•	the granting or exercise of employee stock options;

•	volume of trading in our common stock (which may be impacted by future sales or repurchases of our common stock);

•	changes in accounting standards, policies, guidance, interpretations, or principles; and

•	the impact of the facts described elsewhere in "Item 1A. Risk Factors" of this Form 10-K.
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

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors in exercising its duty of care determines that such changes in control are not in the best interests of the company and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

•a classified board of directors with three-year staggered terms;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause;

•	allowing only our board of directors the ability to create additional director seats and fill vacancies on our board of directors; and

•	super-majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

We have elected in our certificate of incorporation not to be subject to Section 203 of the General Corporation Law of the State of Delaware (DGCL), an antitakeover law. However, our certificate of incorporation contains provisions that have the same effect as Section 203. These provisions prohibit a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation's voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.

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

The following is a list of our facilities by segment as of February 19, 2016. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 19, 2016:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	9	Louisiana (2), North Carolina, Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	4	Louisiana, Oregon, Idaho, and Canada
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

Building Materials Distribution

We lease and own properties in our Building Materials Distribution business. Substantially all of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. The following table summarizes our 33 Building Materials Distribution facilities as of February 19, 2016:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned	230,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	87,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	68,000
Atlanta, Georgia	Leased	214,000
Boise, Idaho	Owned/Leased	159,000
Idaho Falls, Idaho	Owned/Leased	69,000
Chicago, Illinois	Leased	170,000
Biddeford/Saco, Maine (a)	Leased	48,000
Baltimore, Maryland	Leased	205,000
Westfield, Massachusetts	Leased	134,000
Detroit, Michigan	Leased	108,000
Minneapolis, Minnesota	Leased	144,000
Kansas City, Missouri	Leased	24,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	166,000
Delanco, New Jersey	Owned/Leased	345,000
Albuquerque, New Mexico	Leased	68,000
Greensboro, North Carolina	Leased	157,000
Marion, Ohio	Leased	95,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Houston, Texas	Leased	150,000
Salt Lake City, Utah	Leased	126,000
Spokane, Washington	Owned/Leased	59,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000
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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol BCC on February 6, 2013. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for 2015 and 2014 as reported by the NYSE:

	High Sale Price	Low Sale Price
2015
Fourth Quarter	$33.15	$24.40
Third Quarter	$37.97	$24.92
Second Quarter	$39.80	$34.35
First Quarter	$43.90	$34.60

2014
Fourth Quarter	$37.99	$27.66
Third Quarter	$31.67	$25.72
Second Quarter	$29.60	$23.81
First Quarter	$31.86	$27.52

On February 19, 2016, there were 38,778,723 shares of our common stock outstanding, held by 14 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. On February 19, 2016, the closing price of our common stock was $14.05.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2015 and 2014. We do not currently plan to pay a regular dividend on our common stock. In the future, the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual obligations, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, or applicable laws and other factors that our board of directors may deem relevant. See "Debt Structure'' under "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of the restrictions in our revolving credit facility and the indenture governing our senior notes, respectively, on our ability to pay dividends.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 6, 2013 (the day we first began trading on the NYSE as Boise Cascade Company) with a $100 investment also made on February 6, 2013, in the S&P SmallCap 600 Index and our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., Universal Forest Products, Inc., Builders FirstSource, Inc., and Norbord Inc. The information in the graph below and table above is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)	$100 invested in stock or index on February 6, 2013, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
On February 4, 2013, Boise Cascade, L.L.C., our predecessor and a Delaware limited liability company, converted into Boise Cascade Company in anticipation of our initial public offering. In connection with the conversion, the 1,000 common units of Boise Cascade, L.L.C., held by Boise Cascade Holdings L.L.C. (BC Holdings, former parent of Boise Cascade), were automatically exchanged into 29,700,000 shares of our common stock. BC Holdings did not pay any consideration for such shares of common stock.
Except as set forth above in the immediately preceding paragraph, we did not sell any unregistered securities from January 1, 2013, through December 31, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2015, there were 1,277,089 shares of common stock that may yet be purchased under the Program. We did not repurchase any shares of our common stock during the three months ended December 31, 2015. Subsequent to December 31, 2015, we repurchased 180,100 shares of our common stock at a cost of $2.6 million, or an average of $14.62 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2015	2014	2013 (a)	2012	2011 (b)
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$3,633	$3,574	$3,273	$2,779	$2,248
Net income (loss)	$52	$80	$117	$41	$(46)
Net income (loss) per common share – basic and diluted	$1.33	$2.03	$2.91	$1.40	$(1.56)
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (c)	$158	$197	$136	$97	$9
Cash dividends declared per common share	$—	$—	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$184	$164	$118	$46	$176
Working capital, excluding cash and cash equivalents (d)	$342	$335	$312	$245	$241
Total assets (e)	$1,249	$1,213	$1,096	$820	$892
Total long-term debt (e)	$345	$294	$293	$267	$215
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

(b)    The following were included in 2011 net loss:

•	$1.7 million of expense related to the permanent closure of a laminated beam plant in Emmett, Idaho; and

•	$2.0 million of noncash asset write-downs.

(c)	The following table reconciles net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31
	2015	2014	2013	2012	2011
	(millions)
Net income (loss)	$52	$80	$117	$41	$(46)
Interest expense	23	22	20	22	19
Income tax provision (benefit)	29	43	(39)	—	—
Depreciation and amortization	56	51	38	33	37
EBITDA	$158	$197	$136	$97	$9

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

(d)
As of December 31, 2015, we retrospectively adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, by reclassifying previously reported current deferred tax assets as noncurrent on the balance sheet. This reclassification resulted in a reduction of working capital, as previously reported, of $20 million and $18 million as of December 31, 2014 and 2013, respectively. No reclassification was required as of December 31, 2012 and 2011 since we had no current deferred taxes recorded due to our tax status as a limited liability company. For more information regarding our adoption of ASU 2015-17, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(e)
As of December 31, 2015, we retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, by reclassifying previously reported deferred financing costs as a direct deduction from the related debt liability rather than as an asset. This reclassification resulted in a reduction of total assets and total long-term debt, as previously reported, of $7 million, $8 million, $8 million, and $5 million, respectively, as of December 31, 2014, 2013, 2012, and 2011. For more information regarding our adoption of ASU 2015-03, see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Overview

Company Background

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with 51 facilities (consisting of 19 manufacturing facilities and 32 distribution facilities) located throughout the United States and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), ponderosa pine lumber, studs, and particleboard; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, and industrial converters. Our Wood Products and Building Materials Distribution segments are vertically-integrated from wood procurement through distribution. During 2015, approximately 42% of our Wood Products segment sales were to our Building Materials Distribution segment. In 2015, approximately 26%, 66%, and 10% of our Wood Product segment's plywood, EWP, and lumber sales volumes, respectively, were to our Building Materials Distribution segment.

Executive Summary

We recorded income from operations of $103.2 million during the year ended December 31, 2015, compared with $145.5 million during the same period in the prior year. In our Wood Products segment, income decreased by $44.2 million to $64.2 million for the year ended December 31, 2015, from $108.4 million in 2014. The decrease was due primarily to lower plywood and lumber sales prices, offset partially by improved pricing and sales volumes for EWP. In our Building Materials Distribution segment, income improved $4.1 million to $60.8 million for the year ended December 31, 2015, from $56.7 million for the year ended December 31, 2014, driven primarily by a higher gross margin of $18.4 million. This improvement was offset partially by increased selling and distribution expenses of $9.9 million, higher depreciation and amortization of $2.1 million, and lower other income of $1.7 million. These changes are discussed further in "Our Operating Results" below.

At December 31, 2015, we had $184.5 million of cash and cash equivalents and $258.6 million of unused committed bank line availability under our revolving credit facility. Cash increased $20.9 million during the year ended December 31, 2015, as cash provided by the issuance of a $50.0 million term loan and cash provided by operations (which is net of $54.3 million in pension contributions) was offset partially by $87.5 million of capital spending and $23.7 million of common stock repurchases, as discussed further in "Liquidity and Capital Resources" below.

On December 21, 2015, we announced that we and our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., had entered into an Asset Purchase Agreement, dated December 18, 2015 (the "Agreement"), with Georgia-Pacific LLC and certain of its affiliates (collectively, "GP") to purchase GP's engineered lumber production facilities located at Thorsby, Alabama, and Roxboro, North Carolina (the "Acquisition"). The purchase price for the Acquisition is $215 million, including a closing date working capital target of $25 million. We plan to finance the acquisition and related expenses with approximately $90 million of cash on hand and $130 million in new borrowings. The transaction is expected to close in the first half of 2016.

The Thorsby facility produces laminated veneer lumber (LVL). The Roxboro facility currently produces I-joists. Roxboro’s LVL production assets are currently idled. We expect to invest capital and hire additional employees to increase production at these mills in 2016 and beyond to obtain significant logistics benefits as well as to meet expected growth in new residential construction. Subsequent to the capital investments we intend to make, we believe the addition of Thorsby and Roxboro will increase LVL billet capacity by 9 million cubic feet and I-joist capacity by 80 million lineal feet per year.

Factors That Affect Our Operating Results and Trends

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

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes frequently determined based on buyers' and sellers' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. As a result, our profitability with respect to these commodity products depends, in significant part, on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs, as well as the margin to which we can resell the commodities we distribute. Composite structural panel and lumber prices have been historically volatile and are well below prior year levels. Future commodity product prices could be volatile in response to industry operating rates, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

The following table provides changes in the average composite panel (a composite calculation based on index prices for OSB and plywood) and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below:

	Year Ended December 31
	2015 versus 2014	2014 versus 2013	2013 versus 2012
Increase (decrease) in panel prices	(5)%	(10)%	11%
Increase (decrease) in lumber prices	(14)%	0%	19%

Periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability. For further discussion of the impact of commodity prices on historical periods, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In our Wood Products segment, our plan is to continue to respond to market conditions by actively managing our production facilities to balance supply with demand, which will likely result in operating some of our facilities below their capacity, as we did in 2015. In addition, we have expanded our market position in EWP in recent years and expect to see further increases in EWP demand as a result of the on-going recovery in housing construction. We expect margins for EWP over time will be higher and more stable than those for most wood products and are focused on leveraging our manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network.

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. As of February 2016, the Blue Chip Economic Indicators consensus forecast for 2016 single- and multi-family housing starts in the U.S. was approximately 1.25 million units, compared with actual housing starts of 1.11 million in 2015 and 1.00 million in 2014, as reported by the U.S. Census Bureau. While still below long-term historical average levels of 1.4 million units per year over the 30 years prior to 2015, annual housing starts increased 11% and 8%, respectively, during 2015 and 2014. We believe that, over the long term, demographics in the U.S. support a return to long-term historical average levels of residential construction.

We believe continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction. Demand for new residential construction is also influenced by several other economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices.

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of supply and demand in the United States is also heavily influenced by imported products, principally from Canada and South America, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood and lumber products into the U.S.

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

Availability and Affordability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 42% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2015. Logs comprise approximately 82% of our wood fiber costs, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions conducted by federal, state, and local authorities.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2015 versus 2014	2014 versus 2013	2013 versus 2012
Increase in per-unit log costs	1%	2%	10%

The cost of logs is strongly correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with an increase in product prices driving increases in log costs. Because wood fiber is a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of logs. We anticipate that wood fiber costs will fluctuate in the future as building material product prices fluctuate. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs.

    In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.

Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the fiber source from our facilities, as we are often required to transport the logs we purchase from the source to our facilities.

We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2015. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

We also purchase OSB, which is used as the vertical web to assemble I-joists, from third parties. OSB accounted for approximately 4% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2015.

The following table provides the annual average of weekly OSB composite prices as reflected by Random Lengths for the years noted below:

	Year Ended December 31
	2015	2014	2013
OSB composite prices	$225	$245	$357

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31
	2015	2014	2013
	(millions)
Sales	$3,633.4	$3,573.7	$3,273.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,153.5	3,065.7	2,846.6
Depreciation and amortization	55.6	51.4	38.0
Selling and distribution expenses	273.3	264.2	245.3
General and administrative expenses	49.4	48.5	45.5
Other (income) expense, net	(1.6)	(1.6)	(0.7)
	3,530.2	3,428.2	3,174.7

Income from operations	$103.2	$145.5	$98.8

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.8%	85.8%	87.0%
Depreciation and amortization	1.5	1.4	1.2
Selling and distribution expenses	7.5	7.4	7.5
General and administrative expenses	1.4	1.4	1.4
Other (income) expense, net	—	—	—
	97.2%	95.9%	97.0%

Income from operations	2.8%	4.1%	3.0%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31
	2015	2014	2013
	(thousands)
U.S. Housing Starts (a)
Single-family	714.6	647.9	617.6
Multi-family	396.6	355.4	307.3
	1,111.2	1,003.3	924.9

	(millions)
Segment Sales
Wood Products	$1,282.1	$1,317.0	$1,134.1
Building Materials Distribution	2,891.3	2,786.7	2,599.6
Intersegment eliminations	(540.0)	(529.9)	(460.2)
	$3,633.4	$3,573.7	$3,273.5

	(millions)
Wood Products
Sales Volumes
Plywood (sq. ft.) (3/8" basis)	1,635	1,651	1,473
Laminated veneer lumber (LVL) (cubic feet)	13.1	12.4	11.1
I-joists (equivalent lineal feet)	201	193	179
Lumber (board feet)	206	212	199

	(dollars per unit)
Wood Products
Average Net Selling Prices
Plywood (1,000 sq. ft.) (3/8" basis)	$291	$314	$316
Laminated veneer lumber (LVL) (cubic foot)	16.44	16.32	15.68
I-joists (1,000 equivalent lineal feet)	1,107	1,070	1,000
Lumber (1,000 board feet)	482	558	509

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46.5%	49.4%	51.3%
General line	35.9%	33.6%	33.0%
Engineered wood products	17.6%	17.0%	15.7%

Gross margin percentage (b)	11.6%	11.4%	10.9%
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2015 Compared With 2014

Sales

For the year ended December 31, 2015, total sales increased $59.7 million, or 2%, to $3,633.4 million from $3,573.7 million during the year ended December 31, 2014, driven primarily by increases in sales volumes for many of the products we manufacture and distribute with single-family residential construction activity being the key demand driver to our sales. During 2015, U.S. housing starts increased 11%, with single-family starts up 10%, compared with 2014. Single-family housing starts are the primary driver of our sales and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2015, average composite lumber and average composite panel prices were down 14% and 5%, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

Wood Products.  During the year ended December 31, 2015, sales, including sales to our Building Materials Distribution segment, decreased $34.9 million, or 3%, to $1,282.1 million from $1,317.0 million in 2014. Plywood and lumber sales prices decreased 7% and 14%, respectively, contributing $37.8 million and $15.7 million, respectively, to the decrease in sales. In addition, sales volume decreases of 1% and 3%, respectively, in plywood and lumber resulted in sales decreases of $5.2 million and $3.3 million, respectively. These decreases were offset partially by sales volume increases of 6% in laminated veneer lumber (LVL) and 4% in I-joists which resulted in sales increases of $11.6 million and $8.8 million, respectively. In addition, sales price increases of 3% in I-joists resulted in sales increases of $7.4 million. LVL sales prices were relatively flat compared with the year ended December 31, 2014.

Building Materials Distribution.  During the year ended December 31, 2015, sales increased $104.6 million, or 4%, to $2,891.3 million from $2,786.7 million for the prior year. Compared with the prior year, the overall increase in sales was driven by sales volume increases of 7%, offset partially by a decrease in sales prices of 3%. By product line, commodity sales decreased 2%, or $32.8 million; general line product sales increased 11%, or $100.5 million; and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 8%, or $36.9 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $87.8 million, or 3%, to $3,153.5 million for the year ended December 31, 2015, compared with $3,065.7 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, compared with the prior year, offset partially by lower per-unit costs of OSB of 9%. However, the Materials, labor, and other operating expenses as a percentage of sales (MLO rate) rate in our Wood Products segment increased by 310 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher labor and other manufacturing costs as a percent of sales. In our Building Materials Distribution segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the prior year. However, the Building Materials Distribution segment MLO rate improved 20 basis points compared with 2014 as a decrease in commodity product margins was more than offset by improved sales of general line products and EWP, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $4.1 million, or 8%, to $55.6 million for the year ended December 31, 2015, compared with $51.4 million during the prior year. The increase was due primarily to purchases of property and equipment.

Selling and distribution expenses increased $9.1 million, or 3%, to $273.3 million for the year ended December 31, 2015, compared with $264.2 million for the prior year. The increase was due primarily to higher payroll and pension costs of $6.7 million and $0.9 million, respectively, as well as higher selling related expenses of $3.6 million in our Building Materials Distribution segment, offset partially by lower incentive compensation of $1.7 million.

General and administrative expenses increased $0.9 million, or 2%, to $49.4 million for the year ended December 31, 2015, compared with $48.5 million for the prior year. The increase was due primarily to higher information technology and professional service related expenses of $1.5 million, as well as increased lease costs of $0.5 million. In addition, pension and payroll costs each increased by $0.8 million, offset partially by lower incentive compensation of $2.9 million.

Outsourcing Services Agreement. Included in the 2015 and 2014 costs and expenses set forth above are $11.8 million and $15.1 million, respectively, of expenses related to the Outsourcing Services Agreement we had with a wholly-owned subsidiary of Packaging Corporation of America (PCA), under which PCA provided a number of corporate staff services to us.

By the end of 2015, substantially all administrative services transitioned from PCA to us. We expect an insignificant increase in costs to result from this transition. For more information related to the Outsourcing Services Agreement, see Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

For each of the years ended December 31, 2015 and 2014, other (income) expense, net, was $1.6 million of income. The year ended December 31, 2015, included a $0.9 million gain from the sale of a parcel of land in our Wood Products segment. The year ended December 31, 2014, included a $1.6 million gain from the sale of two surplus properties in our Building Materials Distribution segment.

Income (Loss) From Operations

Income from operations decreased $42.4 million to $103.2 million for the year ended December 31, 2015, compared with $145.5 million of income for the year ended December 31, 2014.

 Wood Products.  For the year ended December 31, 2015, segment income decreased $44.2 million to $64.2 million from $108.4 million for the year ended December 31, 2014. The decrease in segment income was due primarily to lower plywood and lumber sales prices, offset partially by improved operating results for EWP from higher pricing and sales volumes.

Building Materials Distribution.  For the year ended December 31, 2015, segment income increased $4.1 million to $60.8 million from $56.7 million for the year ended December 31, 2014. The increase in segment income was driven primarily by a higher gross margin of $18.4 million, including an improvement in gross margin percentage of 20 basis points. This improvement was offset partially by increased selling and distribution expenses of $9.9 million, higher depreciation and amortization of $2.1 million, and lower other income due to a $1.6 million gain from the sale of two surplus properties during the year ended December 31, 2014.

Corporate and Other.  Segment loss increased $2.1 million to $22.1 million for the year ended December 31, 2015, from $19.9 million for the year ended December 31, 2014. The increase primarily relates to increased pension expense of $2.8 million resulting from a change in classification of pension expense between segments (see discussion in the following paragraph). In addition, information technology and lease costs each increased by $0.5 million, offset partially by lower incentive compensation of $1.9 million.

Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) has not been recast. For the year ended December 31, 2014, pension expense of $0.4 million and $0.3 million, respectively, was recorded in the Wood Products and Building Materials Distribution segments compared with $7.6 million and $3.1 million, respectively, of pension expense in 2013. Pension expense recorded in Corporate and Other was $2.8 million for the year ended December 31, 2015.

Other

Foreign Currency Exchange Gain (Loss). For the years ended December 31, 2015 and 2014, foreign currency exchange loss was $0.3 million and $0.4 million, respectively, driven primarily by the strengthening of the U.S. dollar, compared with the Canadian dollar.

Interest Expense. Interest expense increased $0.5 million, or 2%, to $22.5 million for the year ended December 31, 2015, compared with $22.0 million for the prior year. The increase was due primarily to interest expense on the $50 million term loan entered into on May 15, 2015. For more information related to our indebtedness, see Note 5, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Wood Products.  During the year ended December 31, 2014, sales, including sales to our Building Materials Distribution segment, increased $182.9 million, or 16%, to $1,317.0 million from $1,134.1 million in 2013. Higher plywood sales volumes of 12% increased sales by $56.4 million, with the net volume increase driven by our acquisition of two plywood manufacturing facilities on September 30, 2013, offset partially by a decline in sales volumes to home improvement centers. Volume increases of 11% in LVL and 7% in I-joists resulted in sales increases of $19.8 million and $13.2 million, respectively. In addition, sales price increases of 7% in I-joists and 4% in LVL contributed $13.5 million and $7.9 million, respectively, to the increase in sales. Increases in lumber sales prices and lumber sales volumes of 10% and 6%, respectively, resulted in sales increases of $10.4 million and $6.6 million, respectively. The remaining increases were due primarily to higher sales volumes of particleboard and byproducts.

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

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $219.1 million, or 8%, to $3,065.7 million for the year ended December 31, 2014, compared with $2,846.6 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses primarily reflects higher manufacturing costs, including wood costs, labor, glues and resins, and energy. These increases were driven by higher sales volumes of EWP, plywood, and lumber in our Wood Products segment discussed above, as well as slightly higher per-unit log costs, compared with 2013. However, costs of OSB decreased 27% on a per-unit basis. MLO rate in our Wood Products segment decreased by 170 basis points, primarily as a result of higher sales prices of EWP and lumber, which resulted in improved leveraging of wood fiber and other manufacturing costs. In addition, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes in our Building Materials Distribution segment. However, the Building Materials Distribution segment MLO rate decreased 50 basis points, compared with the prior year, driven primarily by relatively stable commodity product pricing during 2014 compared with significant volatility in commodity prices in 2013, including sharp declines in second quarter 2013. In our Building Materials Distribution Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability and lower of cost or market inventory write-downs, as we experienced during second quarter 2013. In addition, the decrease in MLO rate was driven by EWP representing a larger portion of the Building Materials Distribution segment sales mix.

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

Outsourcing Services Agreement. Included in the 2014 and 2013 costs and expenses set forth above are $15.1 million and $15.5 million, respectively, of expenses related to the Outsourcing Services Agreement we had with PCA, under which PCA provided a number of corporate staff services to us. For more information related to the Outsourcing Services Agreement, see Note 12, Outsourcing Services Agreement, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

 Wood Products.  For the year ended December 31, 2014, segment income improved $30.7 million to $108.4 million from $77.7 million for the year ended December 31, 2013. The increase in segment income was due primarily to improved operating results for EWP from higher pricing and lower OSB costs, higher plywood sales volumes, and higher lumber sales prices. These improvements in segment income were offset partially by higher log costs and an increase in depreciation and amortization expenses from the acquisition of two plywood manufacturing facilities on September 30, 2013.

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

Income Tax Benefit (Provision)

For the years ended December 31, 2015 and 2014, we recorded $28.5 million and $43.3 million, respectively, of income tax expense and had an effective rate of 35.3% and 35.1%, respectively. During the years ended December 31, 2015 and 2014, the federal statutory income tax rates and the effective tax rates were each 35%, as the effect of state taxes was offset by the domestic production activities deduction and other tax credits. For the year ended December 31, 2013, excluding the discrete establishment of net deferred tax assets discussed below, we recorded $29.9 million of income tax expense and had an effective tax rate of 38.2%. During the year ended December 31, 2013, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate, excluding the deferred discrete item, was the effect of state taxes.

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

Industry Mergers and Acquisitions

On June 3, 2015, Stock Building Supply Holdings, Inc. (Stock) announced an agreement to merge with Building Materials Holding Corporation (BMC). Stock and BMC are both significant customers to Boise Cascade. The merger was completed on December 1, 2015. Subsequent to closing of the transaction, our level of business with the combined entity has remained similar to historical levels.

On April 13, 2015, Builders FirstSource, Inc. (BFS) announced that it had entered into a definitive purchase agreement to acquire ProBuild Holdings LLC, one of our largest customers. BFS is also a customer of ours. The merger was completed on July 31, 2015. Subsequent to closing of the transaction, our level of business with the combined entity has remained similar to historical levels. For discussion of customer concentration, refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Liquidity and Capital Resources

We ended 2015 with $184.5 million of cash and cash equivalents and $344.6 million of long-term debt. At December 31, 2015, we had $443.1 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We generated $20.9 million of cash during the year ended December 31, 2015, as cash provided by operations (which is net of $54.3 million in pension contributions) and the issuance of a $50.0 million term loan was offset partially by $87.5 million of capital spending and the repurchase of 722,911 shares of our common stock for $23.7 million, as further discussed below.

At December 31, 2015, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions over the next twelve months.

In recent years, our reported pension benefit obligations have fluctuated significantly, primarily due to the interest rate environment in the U.S. and its impact on the discount rate assumptions used to measure the present value of our pension benefit obligations. At December 31, 2015, we used a discount rate assumption of 4.05% to measure the present value of our pension benefit obligations, which resulted in a reported pension benefit obligation of approximately $484.1 million. The fair value of our pension plan assets at December 31, 2015, was approximately $399.5 million, and thus we reported an underfunded status of our defined benefit pension plans of approximately $84.6 million. Given the underfunded status, we expect to have significant pension funding obligations. While we have no federally required contributions for 2016, we expect to make cash contributions of approximately $4 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

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

On December 21, 2015, we announced that we and our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., had entered into an Asset Purchase Agreement, dated December 18, 2015 (the "Agreement"), with Georgia-Pacific LLC and certain of its affiliates (collectively, "GP") to purchase GP's engineered lumber production facilities located at Thorsby, Alabama, and Roxboro, North Carolina (the "Acquisition"). The purchase price for the Acquisition is $215 million, including a closing date working capital target of $25 million. We plan to finance the acquisition and related expenses with approximately $90 million of cash on hand and $130 million in new borrowing. The transaction is expected to close in the first half of 2016.

For further discussion, see Note 10, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

	Year Ended December 31
	2015	2014	2013
	(thousands)
Net cash provided by operations	$80,331	$101,843	$33,427
Net cash used for investment	(84,392)	(56,404)	(146,680)
Net cash provided by (used for) financing	25,008	(139)	185,609

Operating Activities

2015 Compared With 2014

In 2015, our operating activities generated $80.3 million of cash, compared with $101.8 million in 2014. Compared with 2014, the $21.5 million decrease in cash provided by operations in 2015 relates primarily to the following:

•
A $44.2 million decrease in income in our Wood Products segment and a $4.1 million increase in income in our Building Materials Distribution segment. See "Operating Results" above for a discussion on our results for 2015.

•	An increase in cash contributions to our pension plans of $42.2 million. During 2015, we used $54.3 million of cash to make pension contributions, compared with $12.1 million during 2014.

•
A $2.7 million increase in working capital during 2015, compared with a $15.8 million increase in working capital during 2014. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increases in working capital in both periods were attributable primarily to higher receivables, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 2% and 17%, comparing sales for the months of December 2015 and 2014 with sales for the months of December 2014 and 2013, respectively. In addition, inventories decreased during 2015 compared with an increase during 2014. Inventories decreased in 2015 primarily due to a decrease in finished goods inventory in each of our segments. The increase in accounts payable and accrued liabilities in 2015 was less than the 2014 increase, reflecting the decrease in inventories as of December 31, 2015 and lower incentive compensation.

•
A $39.6 million decrease in cash paid for income taxes. The decrease in cash paid for income taxes is primarily due to a decrease in income from operations, as well as tax benefits related to the increase in cash contributions to our pension plans, discussed above.

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

•
A $17.6 million increase in cash paid for income taxes primarily due to the increase in income from operations noted above, a $5.7 million increase in timber deposits, and a $1.3 million increase in cash contributions to our pension plans.

Investment Activities

Net cash used for investing activities was $84.4 million, $56.4 million, and $146.7 million during 2015, 2014, and 2013, respectively.

2015

During the year ended December 31, 2015, we used approximately $87.5 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects and replacement and expansion projects. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In addition, purchases of property and equipment included approximately $2 million for environmental compliance in 2015 and we expect to spend approximately $8 million in 2016. For the year ended December 31, 2015, we received asset sale proceeds of $3.1 million, primarily from the sale of a parcel of land in our Wood Products segment.

Excluding the purchase price for the acquisition of GP's engineered lumber production facilities discussed above and other potential acquisitions, we expect capital expenditures in 2016 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2016 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

2014

During the year ended December 31, 2014, we used approximately $61.2 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects and replacement and expansion projects. In 2014, purchases of property and equipment included approximately $6 million for environmental compliance. For the year ended December 31, 2014, we received proceeds of $4.8 million, primarily from the sale of two surplus properties in our Building Materials Distribution segment.

2013

During the year ended December 31, 2013, we used $103.0 million for the acquisition of Wood Resources LLC Southeast Operations. In addition, we used approximately $45.8 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects and replacement and expansion projects. In 2013, purchases of property and equipment included approximately $4.8 million for environmental compliance. For the year ended December 31, 2013, we received proceeds of $2.2 million from the sale of assets.

Financing Activities

During 2015, our financing activities generated $25.0 million of cash, primarily from the borrowings under a new $50.0 million term loan offset partially by the repurchase of 722,911 shares of our common stock for $23.7 million, as further discussed below. During the year ended December 31, 2015, we had no borrowings outstanding under our revolving credit facility.

During 2014, we borrowed $57.6 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand, and we had no borrowings outstanding at December 31, 2014.

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

During 2013, we repaid $105.0 million of borrowings under our revolving credit facility, $25.0 million of which was outstanding at December 31, 2012, $55.0 million of which was borrowed for working capital needs and repaid during the first quarter of 2013, and $25.0 million of which was borrowed for the acquisition of two plywood plants and repaid during the fourth quarter. During third quarter 2013, we issued an additional $50 million in aggregate principal amount of our 6.375% senior notes due November 1, 2020 (Senior Notes). We also used $2.1 million of cash for financing costs related to the additional $50 million of Senior Notes, the registration of our Senior Notes, and amendments to our asset-based revolving credit facility.

Stock Repurchase Program

On February 25, 2015, our Board of Directors (Board) authorized a common stock repurchase program (Program) which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. As of December 31, 2015, there were 1,277,089 shares of common stock that may yet be purchased under the Program.

Debt Structure

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
	(thousands)
Asset-based revolving credit facility	$—	$—
Term loan	50,000	—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,215	1,425
Deferred financing costs	(6,616)	(7,149)
Long-term debt	$344,589	$294,266

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Prior Agreement and Amended Agreement, and Availability at December 31, 2015, was $258.6 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.25% to 1.75% for loans based on LIBOR and from 0.25% to 0.75% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

At both December 31, 2015 and 2014, we had no borrowings outstanding under the Revolving Credit Facility and $5.6 million and $8.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

Term Loan

The Term Loan was provided by institutions within the Farm Credit system. Borrowings under the Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 1.96%.

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

Proceeds from the Term Loan were used to fund a $40.0 million discretionary pension contribution and for general corporate purposes. For additional information on the discretionary pension contribution, see Note 7, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Cash Paid for Interest

For the years ended December 31, 2015, 2014, and 2013, cash payments for interest were $20.6 million, $20.2 million, and $18.4 million, respectively.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2015. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$300.0	$50.0	$350.0
Interest (b)	20.0	40.0	40.0	1.2	101.2
Operating leases (c)	13.6	26.4	24.1	44.2	108.3
Purchase obligations
Raw materials (d)	17.8	43.2	11.8	1.4	74.2
Utilities (e)	12.9	—	—	—	12.9
Other	2.5	0.8	0.5	—	3.8
Other long-term liabilities reflected on our Balance Sheet
Compensation and benefits, including pension funding obligations (f)	4.4	5.8	5.5	80.7	96.4
Other (g)(h)	2.9	3.9	2.4	7.1	16.3
	$74.1	$120.1	$384.3	$184.6	$763.1
_______________________________________

(a)
These borrowings are further explained in Note 5, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity. We have excluded $1.2 million of unamortized premium on the $50.0 million of Senior Notes issued on August 15, 2013, from long-term debt in the above table because unamortized premium does not represent a contractual obligation that will be settled in cash.

(b)
Amounts represent estimated interest payments on the Senior Notes and Term Loan as of December 31, 2015, assuming these notes are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above.

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

(d)
Amounts represent contracts to purchase approximately $74 million of wood fiber, approximately $53 million of which will be purchased pursuant to fixed-price contracts and approximately $21 million of which will be purchased pursuant to variable-price contracts. The $21 million is estimated using current quarter pricing, but the actual prices will depend on future market prices. Under certain log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. These payment obligations were valued either at market prices as of December 31, 2015, or at a fixed price, in each case in accordance with the terms of the related contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Amounts consist primarily of our pension obligation and, to a lesser extent, the current portion of employee-related compensation liabilities of $0.5 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes current portion of long-term liabilities of $2.9 million.

(h)
We have excluded $3.4 million and $0.6 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

Off-Balance-Sheet Activities

At December 31, 2015 and 2014, we had no material off-balance-sheet arrangements with unconsolidated entities.

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

Employees

As of February 14, 2016, we had approximately 5,910 employees. Approximately 26% of these employees work pursuant to collective bargaining agreements. As of February 14, 2016, we had nine collective bargaining agreements. Four agreements, covering approximately 643 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville Building Materials Distribution facility, are set to expire on May 31, 2016. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. In 2015, 2014, and 2013, we did not use derivative instruments to manage these risks.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our Term Loan and when we have loan amounts outstanding on our Revolving Credit Facility. Subsequent to December 31, 2015, we entered into an interest rate swap with a notional amount of $50.0 million, maturing in February 2022, to hedge against variability in cash flows relating to interest payments that are based on one-month LIBOR.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by various economic and industry factors, including the strength of the U.S. housing market, net import and export activity, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control. For further discussion of commodity price risk, refer to "Item 1A. Risk Factors" of this Form 10-K and "Factors That Affect Our Operating Results and Trends" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Instruments

The table below provides information as of December 31, 2015, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2015 rates, and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

					December 31, 2015
	2016- 2018	2019	2020	There- after	Total	Fair Value (b)
	(millions)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$300.0	$—	$300.0	$309.0
Average interest rates	—	—	6.4%	—	6.4%	—
Variable-rate debt payments (a)	$—	$—	$—	$50.0	$50.0	$50.0
Average interest rates	—	—	—	1.4%	1.4%	—
_______________________________________

(a)
These obligations are further explained in Note 5, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value based on quoted market prices as of December 31, 2015, for similar traded debt.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot assure that we will be in full compliance with environmental requirements at all times, and we cannot assure that we will not incur fines and penalties in the future. In 2015, we paid an insignificant amount in environmental fines and penalties across all of our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2015, we spent approximately $2 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $8 million in 2016 for this purpose.
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

In connection with prior transactions, certain third parties are generally obligated to indemnify us for hazardous substance releases and other environmental violations that occurred prior to such transactions. However, these third parties may not have sufficient funds to fully satisfy their indemnification obligations when required, and in some cases, we may not be contractually entitled to indemnification by them.
Climate Change
Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG), such as CO2, are under consideration in state legislative bodies and the Environmental Protection Agency (EPA). In particular, the EPA recently finalized regulations to reduce GHG emissions from new and existing electric utilities. The regulations for the existing electric utilities, commonly referred to as the Clean Power Plan, require states to develop strategies to reduce GHG emissions within the states that may include reductions at other sources in addition to the electric utilities. We believe this regulation will be subject to legal challenge and it is premature to evaluate the impact of this regulation on our businesses. We believe this regulation may result in increased electricity and natural gas prices as electric utilities convert from coal to natural gas. However, we expect these changes and price increases to occur gradually over many years. The key states in which our facilities are located (Louisiana, North Carolina, Oregon, South Carolina, and Washington) are currently working through the process of incorporating GHG regulations into their state implementation plans.
Most of our manufacturing facilities operate boilers or other process equipment that emit GHG. Various regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, given the high degree of uncertainty about the ultimate parameters of any such regulatory initiative, it is premature to make any prediction concerning such impacts.
A significant portion of our GHG emissions are from biomass-fired boilers. Biogenic CO2 is generally considered carbon neutral. In November 2014, the EPA released its Draft Framework for Assessing Biogenic CO2 Emissions From Stationary Sources along with an accompanying memo that generally supported carbon neutrality for biomass combustion, but left open the possibility that it may not always be carbon neutral. This action leaves considerable uncertainty as to the future regulatory treatment of biogenic CO2 and the treatment of such GHG in the states in which we operate. The proposed Clean Power Plan also allows states to determine how biogenic CO2 will be characterized, so we could see state-to-state differences.
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
Other Regulatory Initiatives
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the EPA finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment are subject to one or more of these regulations and were required to be in compliance with the applicable rules by January 31, 2016. Most of our Wood Products plants have installed the required controls and are in compliance. However, several of our facilities have received one-year compliance extensions, and those facilities are still implementing plans to achieve compliance. Even with the revised rules finalized, considerable uncertainty still exists, as there are legal challenges to the final rules from industry and environmental organizations that could cause us to incur additional expenses beyond those already anticipated. Based upon our current understanding of the regulations, we expect to spend approximately $5 million in capital over the next year to comply with the applicable rules.
The EPA recently revised the National Ambient Air Quality Standard (NAAQS) for ozone from 75 parts per million (ppm) to 70 ppm. This will increase the total number of U.S. counties violating the standard, though we do not believe the counties in which we operate will violate the standard. However, it may make it more difficult to expand some facilities and increase certain emissions in the future.
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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. In 2015, the investment return on our pension asset portfolio was flat, as various factors negatively impacted returns across multiple asset classes in which we were invested. Those negative factors include a further and unexpected decline in commodity prices, continued strength in the U.S. dollar, soft economic growth and currency devaluation in China, geopolitical tensions in the Middle East, and an uncertainty on the extent and timing of interest rate increases in the U.S. The investment returns were below our weighted average expected return on plan assets of 6.15% and 5.85% for 2015. For further explanation of our 2015 expected return on plan assets, see the table below. In 2014, the investment return on our pension asset portfolio was approximately 8%, as the U.S. equity and fixed income portions of the portfolio experienced strong performance as a result of favorable monetary policies and improved global economic growth in the U.S. Returns in the international equity portion of the pension asset portfolio were negative in 2014, hindered by low economic growth expectations and the strengthening of the U.S. dollar.

During 2015, our funded status improved primarily related to $50 million of discretionary cash contributions to our qualified defined benefit pension plan, as well as an increase in the discount rate used to measure pension obligations. As a result of the improvement in funded status, we have rebalanced our plan assets to decrease our proportion of equity securities and increase our fixed-income securities consistent with a de-risking glide path established by our Retirement Funds Investment Committee. Therefore, the weighted average expected return on plan assets we will use in our calculation of 2016 net periodic benefit cost is 5.10%.

Rate of Compensation Increases. Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2015, we used the RP-2014 mortality tables along with the new two-dimensional mortality improvement scale MP-2015. In 2014, we used the RP-2014 mortality tables along with the two-dimensional mortality improvement scale MP-2014.

Expected Contributions. Plan obligations and expenses are based on existing retirement plan provisions. No assumption is made for future changes to benefit provisions beyond those to which we are presently committed. For example, we may commit to changes in future labor contracts. In 2015, we made $54.3 million in cash contributions to our pension plans. We expect to contribute approximately $4 million to our pension plans in 2016. The 2016 contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan. For information related to pension contributions, see "Cash Flows" in Note 7, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

We recognize the funded status of our pension plans on our Consolidated Balance Sheets and recognize the actuarial and experience gains and losses and the prior service costs and credits, net of tax, in our Consolidated Statements of Comprehensive Income. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31

	2016	2015			2014
	(millions, except for percentages)
Pension expense	$1.8	$2.8			$0.8
Discount rate (a)	4.05%	3.75%	/	3.90%	4.65%
Expected rate of return on plan assets (a)	5.10%	6.15%	/	5.85%	6.50%
Rate of compensation increases (b)	—	—			—
_______________________________________

(a)
Prior to the remeasurement of our qualified defined benefit pension plan on May 15, 2015, the discount rate and expected rate of return on plan assets were 3.75% and 6.15%. The discount rate and expected rate of return on plan assets after the May 15, 2015 remeasurement were 3.90% and 5.85%, respectively. For information related to the remeasurement, see "Defined Benefit Plans" in Note 7, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(b)
The compensation increase is zero due to the fact that pension benefits for salaried employees are frozen. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would result in the following effect on 2016 and 2015 pension expense. These sensitivities are specific to 2016 and 2015. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2016 Expense
Discount rate	$1.8	$(1.1)	$1.1
Expected rate of return on plan assets	1.8	(1.0)	1.0

2015 Expense
Discount rate	$2.8	$(1.3)	$1.3
Expected rate of return on plan assets	2.8	(0.8)	0.8

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

Deferred tax assets resulting from the operations of foreign subsidiaries were $9.9 million at December 31, 2015, which is fully offset by a valuation allowance as we believe it is more likely than not that we will not be able to realize the benefit of this deferred tax asset.

Assessing the realizability of deferred tax assets requires significant judgment. We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections of future reversals of existing temporary differences, the historical level of taxable income, and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences, except as discussed above. Though we believe that no additional valuation allowance of deferred tax assets is necessary as of December 31, 2015, if we were to not generate sufficient future taxable income, it is possible that we could record a valuation allowance in a future period.

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

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2015, we had $21.8 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $16.2 million was recorded in our Wood Products segment. At December 31, 2015, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill in each of our reporting units and indefinite-lived intangible assets for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment of goodwill in fourth quarter 2015 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit’s carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment tests, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. See below for further discussion of our forecasts and discount rates. Based on the qualitative analysis performed in 2015, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result and result in impairment charges that could be material to our consolidated financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2015	2014	2013
	(thousands, except per-share data)
Sales	$3,633,415	$3,573,732	$3,273,496

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,153,520	3,065,671	2,846,614
Depreciation and amortization	55,578	51,439	38,038
Selling and distribution expenses	273,308	264,173	245,283
General and administrative expenses	49,425	48,489	45,489
Other (income) expense, net	(1,605)	(1,589)	(685)
	3,530,226	3,428,183	3,174,739

Income from operations	103,189	145,549	98,757

Foreign currency exchange loss	(298)	(432)	(424)
Interest expense	(22,532)	(22,049)	(20,426)
Interest income	323	237	241
	(22,507)	(22,244)	(20,609)

Income before income taxes	80,682	123,305	78,148
Income tax (provision) benefit	(28,500)	(43,296)	38,788
Net income	$52,182	$80,009	$116,936

Weighted average common shares outstanding:
Basic	39,239	39,412	40,203
Diluted	39,355	39,492	40,226

Net income per common share:
Basic	$1.33	$2.03	$2.91
Diluted	$1.33	$2.03	$2.91

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2015	2014	2013
	(thousands)
Net income	$52,182	$80,009	$116,936
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $3,235, ($28,782), and $37,071, respectively	5,171	(46,234)	60,100
Amortization of actuarial (gain) loss, net of tax of $1,880, ($8), and $3,510, respectively	3,004	(15)	5,692
Effects of settlements, net of tax of $193, $0, and $0, respectively	308	—	—
Amortization of prior service costs and other, net of tax of $0, $0, and $116, respectively	—	—	188
Other comprehensive income (loss), net of tax	8,483	(46,249)	65,980
Comprehensive income	$60,665	$33,760	$182,916

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2015	2014
	(thousands)
ASSETS
Current
Cash and cash equivalents	$184,496	$163,549
Receivables
Trade, less allowances of $1,734 and $2,062	187,138	172,314
Related parties	1,065	821
Other	10,861	7,311
Inventories	384,857	394,461
Prepaid expenses and other	17,153	14,857
Total current assets	785,570	753,313

Property and equipment, net	402,666	368,128
Timber deposits	15,848	13,819
Goodwill	21,823	21,823
Intangible assets, net	10,090	10,183
Deferred income taxes	908	36,995
Other assets	11,701	9,075
Total assets	$1,248,606	$1,213,336

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2015	2014
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$159,029	$150,693
Related parties	1,442	1,743
Accrued liabilities
Compensation and benefits	54,712	66,170
Interest payable	3,389	3,298
Other	40,078	33,286
Total current liabilities	258,650	255,190

Debt
Long-term debt	344,589	294,266

Other
Compensation and benefits	93,355	156,218
Other long-term liabilities	17,342	15,274
	110,697	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,413 and 43,282 shares issued, respectively	434	433
Treasury stock, 4,587 and 3,864 shares at cost, respectively	(123,711)	(100,000)
Additional paid-in capital	508,066	502,739
Accumulated other comprehensive loss	(93,015)	(101,498)
Retained earnings	242,896	190,714
Total stockholders' equity	534,670	492,388
Total liabilities and stockholders' equity	$1,248,606	$1,213,336

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(thousands)
Cash provided by (used for) operations
Net income	$52,182	$80,009	$116,936
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	57,197	53,052	39,810
Stock-based compensation	5,825	5,916	2,869
Pension expense	2,825	838	10,989
Deferred income taxes	30,883	10,705	(59,600)
Other	(1,837)	(1,589)	(789)
Decrease (increase) in working capital, net of acquisitions
Receivables	(18,182)	(20,277)	(11,014)
Inventories	9,604	(11,102)	(50,958)
Prepaid expenses and other	(985)	143	(515)
Accounts payable and accrued liabilities	6,822	15,418	1,151
Pension contributions	(54,257)	(12,071)	(10,739)
Income taxes payable	(2,589)	(7,766)	(2,016)
Other	(7,157)	(11,433)	(2,697)
Net cash provided by operations	80,331	101,843	33,427

Cash provided by (used for) investment
Expenditures for property and equipment	(87,526)	(61,217)	(45,751)
Acquisitions of businesses and facilities	—	—	(103,029)
Proceeds from sales of assets and other	3,134	4,813	2,100
Net cash used for investment	(84,392)	(56,404)	(146,680)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	57,600	130,000
Payments of long-term debt, including revolving credit facility	—	(57,600)	(105,010)
Treasury stock purchased	(23,711)	—	(100,000)
Net proceeds from issuance of common stock	—	—	262,488
Financing costs	(702)	(11)	(2,061)
Other	(579)	(128)	192
Net cash provided by (used for) financing	25,008	(139)	185,609

Net increase in cash and cash equivalents	20,947	45,300	72,356

Balance at beginning of the period	163,549	118,249	45,893

Balance at end of the period	$184,496	$163,549	$118,249

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2012	29,700	$297	—	$—	$256,927	$(121,229)	$(38,231)	$97,764
Net income							116,936	116,936
Other comprehensive income						65,980		65,980
Common stock issued	13,529	135			262,353			262,488
Treasury stock purchased			3,864	(100,000)				(100,000)
Stock-based compensation					2,869			2,869
Reclassification of redeemable equity to stockholder's equity					6,443			6,443
Conversion to a corporation					(32,000)		32,000	—
Other					1			1
Balance at December 31, 2013	43,229	$432	3,864	$(100,000)	$496,593	$(55,249)	$110,705	$452,481
Net income							80,009	80,009
Other comprehensive loss						(46,249)		(46,249)
Common stock issued	53	1			—			1
Stock-based compensation					5,916			5,916
Other					230			230
Balance at December 31, 2014	43,282	$433	3,864	$(100,000)	$502,739	$(101,498)	$190,714	$492,388
Net income							52,182	52,182
Other comprehensive income						8,483		8,483
Common stock issued	131	1			—			1
Treasury stock purchased			723	(23,711)				(23,711)
Stock-based compensation					5,825			5,825
Other					(498)			(498)
Balance at December 31, 2015	43,413	$434	4,587	$(123,711)	$508,066	$(93,015)	$242,896	$534,670

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Boise Cascade Company is a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax (the Forest Products Acquisition). As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company (formerly known as Boise Cascade, L.L.C.) and its consolidated subsidiaries. On February 4, 2013, we converted to a Delaware corporation from a Delaware limited liability company by filing a certificate of conversion in Delaware. The common stock authorized and outstanding, par values, net income per share amounts, and other per-share disclosures for all periods presented have been adjusted to reflect the impact of this conversion. We completed an initial public offering of our common stock on February 11, 2013. We are one of the largest producers of plywood and engineered wood products (EWP) in North America and a leading U.S. wholesale distributor of building products.

We operate our business using three reportable segments: (1) Wood Products, which manufactures plywood, EWP, ponderosa pine lumber, studs, and particleboard, (2) Building Materials Distribution, which is a wholesale distributor of building materials, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 15, Segment Information.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $109.2 million, $104.8 million, and $94.8 million are included primarily in "Selling and distribution expenses" for the years ended December 31, 2015, 2014, and 2013, respectively. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. We present sales taxes collected from customers and remitted to governmental authorities on a net basis in our Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2015 and 2014, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2015 and 2014, we had $1.7 million and $2.1 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the United States and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2015, our top ten customers represented approximately 29% of sales. At December 31, 2015, receivables from two customers each accounted for approximately 10% of total receivables. At December 31, 2014, receivables from a single customer accounted for approximately 11% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of December 31, 2015 and 2014, we held $170.2 million and $137.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2015 and 2014, the book value of our fixed-rate debt for each period was $300.0 million, and the fair value was estimated to be $309.0 million and $315.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loan is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loan is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loan approximates book value.

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. During the years ended December 31, 2015 and 2014, we had no derivative instruments.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2015 and 2014, we had $7.7 million and $6.1 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At December 31, 2015 and 2014, we had $27.7 million and $24.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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
Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the logs.

Inventories included the following (work in process is not material):

	December 31, 2015	December 31, 2014
	(thousands)
Finished goods and work in process	$292,826	$308,359
Logs	58,299	57,065
Other raw materials and supplies	33,732	29,037
	$384,857	$394,461

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2015, 2014, and 2013, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2015	December 31, 2014	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$36,876	$36,819
Buildings	106,269	96,804	20	-	40
Improvements	46,205	42,699	10	-	15
Mobile equipment, information technology, and office furniture	109,702	93,620	3	-	7
Machinery and equipment	437,433	410,633	7	-	12
Construction in progress	34,661	11,118
	771,146	691,693
Less accumulated depreciation	(368,480)	(323,565)
	$402,666	$368,128

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

We completed our annual assessment of goodwill in fourth quarter 2015 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. Based on the qualitative analysis performed in 2015, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method (Level 3 measurement). This method assumes that, through ownership of trademarks and trade names, we avoid royalty expenses associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of the related net sales, is used to estimate the value of the intangible assets. Based on the impairment tests of our intangible assets with indefinite lives performed in fourth quarter 2015, we determined that the fair value of our intangible assets exceeds their carrying value.

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

At both December 31, 2015 and 2014, we had $0.2 million of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2015, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $6.5 million and $4.4 million, respectively, of deferred software costs at December 31, 2015 and 2014. We amortized $1.6 million of deferred software costs for the year ended December 31, 2015, and $1.3 million for each of the years ended December 31, 2014 and 2013.

Labor Concentration and Unions

As of December 31, 2015, we had approximately 5,830 employees. Approximately 26% of these employees work pursuant to nine collective bargaining agreements. Four agreements, covering approximately 653 employees, or 11% of total employees, at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville Building Materials Distribution facility, are set to expire on May 31, 2016. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2015 and 2014, self-insurance related liabilities of $9.7 million and $7.8 million were classified within "Accrued liabilities," and $9.8 million and $10.7 million were classified within "Other long-term liabilities" on our Consolidated Balance Sheets, respectively.

New and Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. The new guidance did not change the existing requirement that only permits offsetting within a jurisdiction. We retrospectively adopted the provisions of this guidance on December 31, 2015 by classifying our deferred income taxes as noncurrent on the balance sheet. This adoption had no effect on our results of operations or cash flows. See "Effect of Retrospective Adoption of Accounting Standards" below for effect on prior year financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory "at the lower of cost or net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Although the new standard is not effective until annual and interim reporting periods beginning after December 15, 2016, early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Although the new standard is not effective until annual and interim reporting periods beginning after December 15, 2015, early adoption is permitted. The adoption of this standard will affect our disclosure only, and will have no impact on our results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to clarify guidance on presentation and measurement of debt issuance costs incurred in connection with line-of-credit arrangements given the absence of authoritative guidance on this topic in ASU 2015-03. This ASU allows for the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We retrospectively adopted the provisions of this guidance on December 31, 2015 by classifying our deferred financing costs as a direct deduction of total long-term debt. This adoption had no effect on our results of operations or cash flows. See "Effect of Retrospective Adoption of Accounting Standards" below for effect on prior year financial position.

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

Effect of Retrospective Adoption of Accounting Standards

As of December 31, 2015, we retrospectively adopted ASU 2015-17 by reclassifying previously reported current deferred tax assets as noncurrent on the balance sheet and ASU 2015-03 by reclassifying previously reported deferred financing costs as a direct deduction from the related debt liability rather than as an asset. The effect of adopting these accounting standards on the consolidated balance sheet as of December 31, 2014, is as follows:

	December 31, 2014
	As Reported	As Adjusted
	(thousands)
Deferred income taxes - current	$20,311	$—
Total current assets	$773,624	$753,313
Deferred financing costs	$7,149	$—
Deferred income taxes - noncurrent	$16,684	$36,995
Total assets	$1,220,485	$1,213,336
Long-term debt	$301,415	$294,266
Total liabilities and stockholders' equity	$1,220,485	$1,213,336

3.    Income Taxes

Income Tax Provision

Income before income taxes includes the following components:

	Year Ended December 31
	2015	2014	2013
	(thousands)
Domestic	$79,414	$122,727	$82,529
Foreign	1,268	578	(4,381)
Income before income taxes	$80,682	$123,305	$78,148

The income tax provision (benefit) shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2015	2014	2013
	(thousands)
Current income tax provision (benefit)
Federal	$(2,938)	$27,568	$17,618
State	555	5,023	3,172
Foreign	—	—	22
Total current	(2,383)	32,591	20,812

Deferred income tax provision (benefit)
Federal	27,011	9,740	(54,611)
State	3,872	965	(4,989)
Foreign	—	—	—
Total deferred	30,883	10,705	(59,600)
Income tax provision (benefit)	$28,500	$43,296	$(38,788)

The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2015	2014	2013
	(thousands, except percentages)
Income before income taxes	$80,682	$123,305	$78,148
Statutory U.S. income tax rate	35.0%	35.0%	35.0%

Statutory tax provision	$28,239	$43,157	$27,352
State taxes	3,006	4,097	2,545
Domestic production activities deduction	(299)	(2,031)	(1,326)
Other	(2,446)	(1,927)	1,307
Total	$28,500	$43,296	$29,878

Effective income tax rate excluding discrete item	35.3%	35.1%	38.2%

Recognition of beginning deferred tax balances	$—	$—	$(68,666)	(a)

Income tax provision (benefit) with discrete item	$28,500	$43,296	$(38,788)

Effective income tax rate with discrete item	35.3%	35.1%	(49.6)%
___________________________________

(a)
On February 4, 2013, we converted from a limited liability company to a corporation. In addition, we elected to be treated as a corporation for federal and state income tax purposes effective as of January 1, 2013. Therefore, we have been subject to federal and state income tax expense since January 1, 2013. For tax purposes, our conversion from a limited liability company to a corporation was deemed a nontaxable transfer of Boise Cascade, L.L.C., assets and liabilities to Boise Cascade Company. As a result of our conversion to a corporation in February 2013, we recorded net deferred tax assets of $68.7 million, the effect of which was recorded as an income tax benefit in our Consolidated Statement of Operations for the year ended December 31, 2013.

During the years ended December 31, 2015, 2014, and 2013, cash paid for taxes, net of refunds received, was $0.7 million, $40.3 million, and $22.7 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2015 and 2014, are summarized as follows:

	December 31, 2015	December 31, 2014
	(thousands)
Deferred tax assets
Employee benefits (a)	$52,840	$81,414
Inventories	6,618	6,733
Foreign net operating loss carryforward and foreign other (b)	9,884	15,839
Other	6,257	4,269
Gross deferred tax assets	75,599	108,255
Valuation allowance (b)	(9,884)	(15,839)
Net deferred tax assets	$65,715	$92,416

Deferred tax liabilities
Property and equipment	$58,692	$50,199
Intangible assets and other	5,264	4,531
Other	851	691
Deferred tax liabilities	$64,807	$55,421

Total deferred tax assets, net	$908	$36,995
___________________________________

(a)	The decrease primarily relates to the tax effect of changes in recorded pension liabilities. See Note 7, Retirement and Benefit Plans, for more information.

(b)
We have an investment in foreign subsidiaries, which at December 31, 2015 and 2014, had $9.9 million and $15.8 million, respectively, of deferred tax assets. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. The foreign deferred tax assets results primarily from net operating losses and were fully offset by a valuation allowance. The net operating losses will expire beginning in 2026 through 2033.

Income Tax Uncertainties

The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2015	2014
	(thousands)
Balance as of January 1	$309	$—
Increases related to prior years' tax positions	431	172
Increases related to current year tax positions	145	137
Decreases related to prior years' tax positions	(7)	—
Balance as of December 31	$878	$309

As of December 31, 2015 and 2014, we had $0.9 million and $0.3 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $0.7 million and $0.3 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized. We had no unrecognized tax benefits recorded as of December 31, 2013.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2015, 2014, and 2013, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

We file federal income tax returns in the U.S. and Canada as well as various state and local income tax returns. Tax years 2012 to present remain open to examination in the U.S. and tax years 2011 to present remain open to examination in Canada and various states. As discussed above, prior to January 1, 2013, we were a limited liability company. Therefore, with limited exceptions, tax years prior to 2013 are the responsibility of the members of BC Holdings and not Boise Cascade.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2015	2014	2013
	(thousands, except per-share data)
Net income	$52,182	$80,009	$116,936
Weighted average common shares outstanding during the period (for basic calculation)	39,239	39,412	40,203
Dilutive effect of other potential common shares	116	80	23
Weighted average common shares and potential common shares (for diluted calculation)	39,355	39,492	40,226

Net income per common share - Basic	$1.33	$2.03	$2.91
Net income per common share - Diluted	$1.33	$2.03	$2.91

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million, 0.2 million, and 0.1 million shares of common stock in the years ended December 31, 2015, 2014, and 2013, respectively. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Debt

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
	(thousands)
Asset-based revolving credit facility	$—	$—
Term loan	50,000	—
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,215	1,425
Deferred financing costs	(6,616)	(7,149)
Long-term debt	$344,589	$294,266

At December 31, 2015, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	299,990
Thereafter	50,000

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Prior Agreement and Amended Agreement, and Availability at December 31, 2015, was $258.6 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either the London Interbank Offered Rate (LIBOR) or a base rate, as defined in the credit agreement, plus a spread over the index elected that ranges from 1.25% to 1.75% for loans based on LIBOR and from 0.25% to 0.75% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

At both December 31, 2015 and 2014, we had no borrowings outstanding under the Revolving Credit Facility and $5.6 million and $8.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount.

Term Loan

The Term Loan was provided by institutions within the Farm Credit system. Borrowings under the Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 1.96%.

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

Proceeds from the Term Loan were used to fund a $40.0 million discretionary pension contribution and for general corporate purposes. For additional information on the discretionary pension contribution, see Note 7, Retirement and Benefit Plans.

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

Cash Paid for Interest

For the years ended December 31, 2015, 2014, and 2013, cash payments for interest were $20.6 million, $20.2 million, and $18.4 million, respectively.

6.    Leases

Rental expense for operating leases was $18.1 million, $17.5 million, and $15.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Sublease rental income was not material in any of the periods presented.

As of December 31, 2015, our minimum lease payment requirements for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):

2016	$13,556
2017	13,403
2018	13,043
2019	12,570
2020	11,551
Thereafter	44,156
Total	$108,279

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

•
From 2011 through 2015, plan amendments affected certain union and non-union hourly employees by closing participation and freezing future benefits. The benefit for hourly employees is generally based on a fixed amount per year of service (years of service determined as of the freeze dates). In connection with these amendments, we recognized $0.2 million of noncash curtailment losses during the year ended December 31, 2013. As a result, only certain hourly employees continue to accrue benefits after the effective dates of these amendments.

•
On March 9, 2015 and May 15, 2015, we made discretionary contributions to our qualified defined benefit pension plan (Pension Plan) of $10.0 million and $40.0 million, respectively. Due to the significant voluntary contributions made (not anticipated in our year end measurement), we elected to remeasure our Pension Plan on May 15, 2015. See "Assumptions" below for the impact on our discount rate and expected return on plan asset assumptions.

We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the year ended December 31, 2015, company performance resulted in no additional contributions. During each of the years ended December 31, 2014 and 2013, company performance resulted in additional contributions in the range of 1% to 2% of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2015, 2014, and 2013, were $10.1 million, $13.6 million, and $13.2 million, respectively.

Defined Contributory Trust

We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2015, 2014, and 2013 approximately 1,431, 1,378 and 647, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.75, $0.50 and $0.45, respectively, per hour per active employee during 2015, 2014, and 2013. For certain other of these employees, we were required to contribute 4% of the employee's earnings during 2015 and 2014. Company contributions to the multiemployer defined contributory trust plan for the years ended December 31, 2015, 2014, and 2013 were $2.8 million, $2.1 million and $0.6 million, respectively. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

We recognized $0.6 million of interest expense related to the plan for each of the years ended December 31, 2015, 2014, and 2013. At December 31, 2015 and 2014, we had $11.7 million and $10.7 million, respectively, of liabilities related to the plan, of which $0.5 million and $1.4 million, respectively, were recorded in "Accrued liabilities, Compensation and benefits" and $11.2 million and $9.3 million, respectively, were recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2015, 2014, and 2013, approximately 651, 652, and 625, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.00 per hour per active employee in 2013 and through May 31, 2014. From June 1, 2014 to May 31, 2015, we were required to contribute $5.25 per hour per active employee. Since June 1, 2015, we are required to contribute $5.50 per hour per active employee. Company contributions to the multiemployer health and welfare plan for the years ended December 31, 2015, 2014, and 2013, were $7.6 million, $7.3 million, and $6.9 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

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

	December 31
	2015	2014
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$513,798	$443,313
Service cost	739	1,682
Interest cost	19,067	20,179
Actuarial (gain) loss	(27,817)	82,090
Benefits paid (a)	(21,708)	(33,466)
Benefit obligation at end of year	484,079	513,798

Change in plan assets
Fair value of plan assets at beginning of year	363,959	357,280
Actual return on plan assets	2,954	28,074
Employer contributions	54,257	12,071
Benefits paid (a)	(21,708)	(33,466)
Fair value of plan assets at end of year	399,462	363,959

Underfunded status	$(84,617)	$(149,839)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(2,510)	$(2,978)
Noncurrent liabilities	(82,107)	(146,861)
Net liability	$(84,617)	$(149,839)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$75,801	$89,592
Prior service cost	—	—
Net loss recognized	$75,801	$89,592
______________________________________

(a)	Benefits paid during the year ended December 31, 2014 include approximately $15 million of lump-sum cash payments to certain terminated and vested participants in settlement of pension obligations.

The accumulated benefit obligation for all defined benefit pension plans was $484.1 million and $513.8 million at December 31, 2015 and 2014, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2015	2014	2013
	(thousands)
Service cost	$739	$1,682	$2,686
Interest cost	19,067	20,179	18,626
Expected return on plan assets	(22,366)	(21,000)	(19,829)
Amortization of actuarial (gain) loss	4,884	(23)	9,202
Amortization of prior service costs and other	—	—	90
Plan settlement/curtailment expense	501	—	214
Net periodic benefit cost	2,825	838	10,989
Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	(8,406)	75,016	(97,171)
Amortization of actuarial gain (loss)	(4,884)	23	(9,202)
Effect of settlements	(501)	—	—
Amortization of prior service costs and other	—	—	(304)
Total recognized in other comprehensive (income) loss	(13,791)	75,039	(106,677)
Total recognized in net periodic cost and other comprehensive (income) loss	$(10,966)	$75,877	$(95,688)

In 2016, we estimate net periodic pension expense will be approximately $1.8 million, including $1.9 million of net actuarial loss that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2015	2014
Weighted average assumptions
Discount rate	4.05%	3.75%
Rate of compensation increases (a)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2015			2014	2013
Weighted average assumptions
Discount rate (b)	3.75%	/	3.90%	4.65%	3.75%
Expected long-term rate of return on plan assets (b)	6.15%	/	5.85%	6.50%	6.50%
Rate of compensation increases (a)	—%			—%	—%
_______________________________________

(a)
Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

(b)
Prior to the remeasurement of our qualified defined benefit pension plan on May 15, 2015, the discount rate and expected rate of return on plan assets were 3.75% and 6.15%. The discount rate and expected rate of return on plan assets after the May 15, 2015 remeasurement were 3.90% and 5.85%, respectively.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2016 net periodic benefit cost is 5.10%.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2015, we used the RP-2014 mortality tables along with the new two-dimensional mortality improvement scale MP-2015. In 2014, we used the RP-2014 mortality tables along with the two-dimensional mortality improvement scale MP-2014.

Investment Policies and Strategies

At December 31, 2015, 42% of our pension plan assets were invested in equity securities, 45% in fixed-income securities, 7% in a hedge fund, and 6% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. As a result of the improvement in funded status, we have rebalanced our plan assets to decrease our proportion of equity securities and increase our fixed-income securities consistent with a de-risking glide path established by our Retirement Funds Investment Committee. The Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2015, our investment policy governing our relationship with Russell allocated 23% to large-capitalization U.S. equity securities, 4% to small- and mid-capitalization U.S. equity securities, 16% to international equity securities, 45% to fixed-income securities, 6% to a hedge fund, and 6% to real estate. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2015 and 2014:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$91,622	$—	$91,622
Small- and mid-cap U.S. equity securities (c)	—	16,338	—	16,338
International equity securities (d)	—	61,414	—	61,414
Fixed-income securities (e)	—	178,019	—	178,019
Hedge fund (f)	—	25,566	—	25,566
Real estate (g)	—	—	24,906	24,906
Total investments at fair value	$—	$372,959	$24,906	397,865
Receivables and accrued expenses, net				1,597
Fair value of plan assets				$399,462

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$111,599	$—	$111,599
Small- and mid-cap U.S. equity securities (c)	—	18,331	—	18,331
International equity securities (d)	—	73,130	—	73,130
Fixed-income securities (e)	—	125,706	—	125,706
Hedge fund (f)	—	16,242	—	16,242
Real estate (g)	—	—	17,802	17,802
Total investments at fair value	$—	$345,008	$17,802	362,810
Receivables and accrued expenses, net				1,149
Fair value of plan assets				$363,959
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

(b)
Invested in the Russell Large Cap U.S. Equity Fund at December 31, 2015 and the Russell Equity I Fund at December 31, 2014. Both funds seek returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market. In addition, at December 31, 2015 and 2014, our investments in this category included the Russell 1000 Index Fund, which seeks to track the investment results of an index composed of large- and mid-capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2015 and 2014, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at December 31, 2015 and 2014, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries. At December 31, 2015 and 2014, investments in emerging markets represent approximately 16% and 23%, respectively, of our international portfolio.

(e)
Invested in the Russell Multi-Manager Bond Fund at December 31, 2015 and 2014. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds. In addition, at December 31, 2015 and 2014, our investments in this category included the Russell Long Duration Fixed Income Fund, which is designed to provide maximum total return through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities.

(f)
Invested in the AQR Delta Offshore Fund. The fund seeks to produce high risk-adjusted returns while targeting a low long-term average correlation to traditional markets. The fund invests internationally in a broad range of instruments, including, but not limited to, equities, currencies, convertible securities, futures, forwards, options, swaps, and other derivative products. The fair value of the hedge fund is estimated using the NAV of the investments as a practical expedient for fair value. We have the ability to redeem these investments at NAV within the near term, and they are thus classified within Level 2.

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

The following table sets forth a summary of changes in the fair value of the pension plans' Level 3 assets for the years ended December 31, 2015 and 2014:

	December 31
	2015	2014
	(thousands)
Balance, beginning of year	$17,802	$16,055
Purchases	4,500	—
Unrealized gain	2,604	1,747
Balance, end of year	$24,906	$17,802
Cash Flows
As of December 31, 2015, we have contributed a total of four company-owned real property locations to our qualified defined benefit pension plan from our Building Materials Distribution segment. We are leasing back the contributed properties for an initial term of ten years with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly and include 2% annual escalation rates. Each lease provides us a right of first refusal on any subsequent sale by the pension plans, as well as repurchase options at the end of the initial term and extension periods. The plans engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plans.

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

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2015, 2014, and 2013, we made cash contributions to our pension plans totaling $54.3 million, $12.1 million, and $10.7 million, respectively. Cash contributions in 2015, 2014, and 2013 include $1.3 million, $1.1 million, and $1.0 million, respectively, of lease payments. The total cash contributions satisfied U.S. Department of Labor minimum pension contribution requirements for 2015. While we have no federally required contributions for 2016, we expect to make cash contributions of approximately $4 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company. The following benefit payments are expected to be paid to plan participants (in thousands):

2016	$22,796
2017	22,391
2018	23,755
2019	24,879
2020	25,796
Years 2021-2025	138,480

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

Shares issued pursuant to awards under the 2013 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2013 Incentive Plan is 3.1 million shares. We issue new shares of common stock upon exercise of stock options and vesting of other stock-based awards. As of December 31, 2015, 2.4 million shares remained available for future issuance under the 2013 Incentive Plan.

In February 2015 and 2014, we granted two types of stock-based awards under the 2013 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). In February 2013, we granted three types of stock-based awards under the 2013 Incentive Plan: PSUs, RSUs, and stock options.

PSU and RSU Awards

In 2015, we granted 116,636 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair market value of $36.17. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2015 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement and subject to final determination of 2015 EBITDA by the Compensation Committee of our board of directors. Because the EBITDA component contains a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

In 2014 and 2013, we granted 100,692 and 90,124 PSUs, at a weighted average grant date fair market value of $30.32 and $26.65, respectively, to our officers and other employees, subject to performance and service conditions. During the 2014 and 2013 performance period, participants earned 129% and 112%, respectively, of the target based on Boise Cascade’s 2014 and 2013 EBITDA, determined by our Compensation Committee in accordance with the related grant agreements.

In 2015 and 2014, we granted an aggregate of 140,167 and 128,497 RSUs, at a weighted average grant date fair market value of $36.16 and $30.41, respectively, to our officers, other employees, and nonemployee directors with only service conditions. In 2013, we granted an aggregate of 14,161 RSUs to our nonemployee directors with only service conditions, at a weighted average grant date fair market value of $26.65.

The PSUs, if earned, vest in three equal tranches each year after the grant date, subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. However, 100% of PSUs and RSUs granted to retirement-eligible employees (age 62 or older with 15 years of service, or age 65 or older) vest on the later of March 1 in the calendar year after grant date or the date upon which they become retirement eligible. The RSUs granted to nonemployee directors vest over a one-year period, provided that such vested shares will not be delivered to the directors until six months following termination from the board of directors.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the years ended December 31, 2015 and 2014, the total fair value of PSUs and RSUs vested was $4.9 million and $4.6 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the year ended December 31, 2015:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2014	116,559	$29.66	64,864	$30.45
Granted	116,636	36.17	140,167	36.16
Performance condition adjustment	27,438	30.32	—	—
Vested	(112,552)	29.70	(41,026)	30.50
Forfeited	(13,295)	32.81	(10,662)	34.00
Outstanding, December 31, 2015	134,786	$35.09	$153,343	$35.41

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees, subject to service conditions, at a weighted average grant date fair market value of $27.19. The stock options generally vest and become exercisable on a pro rata basis over a three-year period from the date of grant. Our stock options generally have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. The following is a summary of our stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2014	141,232	$27.19
Exercised	(8,705)	27.19
Cancelled/Forfeited	(15,245)	27.19
Outstanding, December 31, 2015	117,282	$27.19	6.3	$—
Vested and expected to vest, December 31, 2015	117,152	$27.19	6.3	$—
Exercisable, December 31, 2015	82,415	$27.19	5.9	$—

During both the years ended December 31, 2015 and 2014, the total intrinsic value of stock options exercised was $0.1 million. Cash received from stock options exercised was $0.2 million for both the years ended December 31, 2015 and 2014, with an immaterial amount of actual tax benefit realized from stock options exercised.

The fair value for stock option awards was estimated at the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended December 31, 2013
Expected volatility	60.9%
Expected life (in years)	6.0
Risk-free interest rate	1.0%
Expected dividends	—
Weighted average fair value per option granted	$14.87

The expected volatility of our stock price is based on the volatility of related industry stocks. As these 2013 grants were our first issuances of stock options and our equity shares had been traded for a short period of time, we did not have sufficient historical data to provide a reasonable basis upon which to estimate the expected life. Therefore, we used the simplified method allowed by the Securities and Exchange Commission. The risk-free interest rate is based on the yields of U.S. Treasury issues with terms similar to the expected life of the options.

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

	Year Ended December 31
	2015	2014	2013
	(thousands)
PSUs	$2,295	$3,169	$1,932
RSUs	2,995	2,018	274
Stock options	535	729	663
Total	$5,825	$5,916	$2,869

The related tax benefit for the years ended December 31, 2015 and 2014 was $2.2 million and $1.1 million for the year ended December 31, 2013. As of December 31, 2015, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $4.6 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.5 years.

9.    Stockholders' Equity

Upon our conversion from a limited liability company to a corporation, our certificate of incorporation authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2015 and 2014. We had 43,412,660 and 43,282,201 shares of common stock issued and 38,825,687 and 39,418,139 shares of common stock outstanding as of December 31, 2015 and 2014, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

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

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2015, we repurchased 722,911 shares under the Program at a cost of $23.7 million, or an average of $32.80 per share, with cash on hand. On July 30, 2013, we repurchased 3,864,062 shares of common stock from BC Holdings for $100.0 million funded with cash on hand. Repurchased shares are recorded as "Treasury stock" on our Consolidated Balance Sheet.

Subsequent to December 31, 2015, we repurchased 180,100 shares of our common stock at a cost of $2.6 million, or an average of $14.62 per share.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2015	2014	2013
	(thousands)
Beginning Balance, net of taxes	$(101,498)	$(55,249)	$(121,229)
Net actuarial gain (loss), current-period changes, before taxes	8,406	(75,016)	97,171
Amortization of actuarial (gain) loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	4,884	(23)	9,202
Effect of settlements, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	501	—	—
Amortization of prior service costs and other, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	—	—	304
Income taxes	(5,308)	28,790	(40,697)
Ending Balance, net of taxes	$(93,015)	$(101,498)	$(55,249)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 7, Retirement and Benefit Plans.

10.    Acquisitions

On December 21, 2015, we announced that we and our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., had entered into an Asset Purchase Agreement, dated December 18, 2015 (the "Agreement"), with Georgia-Pacific LLC and certain of its affiliates (collectively, "GP") to purchase GP's engineered lumber production facilities located at Thorsby, Alabama, and Roxboro, North Carolina (the "Acquisition"). The Thorsby facility produces laminated veneer lumber (LVL). The Roxboro facility currently produces I-joists. Roxboro’s LVL production assets are currently idled.

The purchase price for the Acquisition is $215 million, including a closing date working capital target of $25 million. We plan to finance the Acquisition and related expenses with approximately $90 million of cash on hand and $130 million in new borrowings. The transaction is expected to close in the first half of 2016.

11.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Corporate and Other	Total
	(thousands)
Balance at December 31, 2015 and 2014	$5,593	$16,230	$—	$21,823

At December 31, 2015 and 2014, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The customer relationships are amortized over 15 years. Amortization expense is expected to be approximately $0.1 million per year through 2028.

Intangible assets consisted of the following:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(210)	1,190
	$10,300	$(210)	$10,090

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(117)	1,283
	$10,300	$(117)	$10,183

12.                                      Outsourcing Services Agreement

Under an Outsourcing Services Agreement, a wholly-owned subsidiary of Packaging Corporation of America (PCA) provided a number of corporate staff services to us. These services included, but were not limited to, information technology, accounting, and human resource transactional services. On November 17, 2014, we entered into the Fifth Amendment to Outsourcing Services Agreement (the “Amendment”) with PCA, which amended the Outsourcing Services Agreement, dated February 22, 2008 (the “Agreement”), to, among other things, provide expiration dates for the termination of substantially all administrative services provided by PCA to us pursuant to the Agreement. By the end of 2015, substantially all administrative services transitioned from PCA to us. Many of these services are being performed by newly hired employees, substantially all of whom transitioned from PCA to Boise Cascade upon termination of the Agreement. Total expenses incurred under the Outsourcing Services Agreement were $11.8 million, $15.1 million, and $15.5 million, respectively, for the years ended December 31, 2015, 2014, and 2013. The majority of these expenses are recorded in "General and administrative expenses" in our Consolidated Statements of Operations.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $20.7 million, $28.7 million, and $22.1 million, respectively, during the years ended December 31, 2015, 2014, and 2013. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $88.8 million, $75.8 million, and $67.5 million, respectively, during the years ended December 31, 2015, 2014, and 2013. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

Equity

On July 30, 2013, we repurchased 3,864,062 shares of our common stock from BC Holdings for $100.0 million funded with cash on hand.

14.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. In 2015, 2014, and 2013, we did not use derivative instruments to manage these risks.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in interest rates on our Term Loan and when we have loan amounts outstanding on our Revolving Credit Facility. Subsequent to December 31, 2015, we entered into an interest rate swap with a notional amount of $50.0 million, maturing in February 2022, to hedge against variability in cash flows relating to interest payments that are based on one-month LIBOR.

Foreign Currency Risk

We have sales in countries outside the United States. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Commodity Price Risk

Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by various economic and industry factors, including the strength of the U.S. housing market, net import and export activity, changes in or disruptions to industry production capacity, changes in inventory levels, and other factors beyond our control.

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

Our Wood Products segment manufactures structural, appearance, and industrial plywood panels. In addition, we manufacture engineered wood products (EWP), consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. We also produce ponderosa pine lumber, studs, and particleboard. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. During 2015, approximately 42% of Wood Products' overall sales were to our Building Materials Distribution segment.

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

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. These support services include, but are not limited to, finance, accounting, legal, information technology, and human resource functions. We historically purchased many of these services from PCA, under an Outsourcing Services Agreement, under which PCA provided a number of corporate staff services to us. See Note 12, Outsourcing Services Agreement, for more information.

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

For the years ended December 31, 2015 and 2014, no customers accounted for 10% or more of total sales. For the year ended December 31, 2013, sales to one customer accounted for $350.9 million or approximately 10% of total sales. Sales to this customer were recorded in our Building Materials Distribution and our Wood Products segments.

Sales to foreign unaffiliated customers were $84.9 million, $76.2 million, and $87.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, 2014, and 2013, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2015	2014	2013
	(millions)
Wood Products
Plywood and veneer	$385.5	$413.6	$367.8
Engineered wood products	127.2	125.9	104.4
Lumber	96.5	113.7	97.3
Byproducts	62.0	56.1	42.5
Particleboard	51.6	52.3	40.2
Other	19.5	25.7	21.7
	742.3	787.2	674.0

Building Materials Distribution
Commodity	1,343.4	1,376.1	1,333.2
General line	1,037.8	937.3	857.9
Engineered wood products	509.9	473.1	408.4
	2,891.1	2,786.5	2,599.5
	$3,633.4	$3,573.7	$3,273.5

An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Income	Depreciation		Capital
		Inter-		Taxes	and	EBITDA	Expendi-
	Trade	segment	Total	(c)	Amortization	(b) (c)	tures	Assets
	(millions)
Year Ended December 31, 2015
Wood Products	$742.3	$539.8	$1,282.1	$64.2	$43.3	$107.5	$68.8	$556.0
Building Materials Distribution	2,891.1	0.2	2,891.3	60.8	11.9	72.7	14.5	506.3
Corporate and Other	—	—	—	(22.1)	0.4	(21.7)	4.3	186.3
Intersegment eliminations	—	(540.0)	(540.0)	—	—	—	—	—
	$3,633.4	$—	$3,633.4	102.9	$55.6	$158.5	$87.5	$1,248.6
Interest expense				(22.5)
Interest income				0.3
				$80.7

				Income
				(Loss)
				Before
	Sales			Income	Depreciation		Capital
		Inter-		Taxes	and	EBITDA	Expendi-
	Trade	segment	Total	(c)	Amortization	(b) (c)	tures	Assets
	(millions)
Year Ended December 31, 2014
Wood Products	$787.2	$529.8	$1,317.0	$108.4	$41.5	$149.8	$40.3	$533.1
Building Materials Distribution	2,786.5	0.1	2,786.7	56.7	9.8	66.5	20.3	483.6
Corporate and Other	—	—	—	(19.9)	0.2	(19.8)	0.6	196.7
Intersegment eliminations	—	(529.9)	(529.9)	—	—	—	—	—
	$3,573.7	$—	$3,573.7	145.1	$51.4	$196.6	$61.2	$1,213.3
Interest expense				(22.0)
Interest income				0.2
				$123.3

				Income
				(Loss)
				Before			Capital
	Sales			Income	Depreciation		Expendi-
		Inter-		Taxes	and	EBITDA	tures
	Trade	segment	Total	(c)	Amortization	(b) (c)	(a)	Assets
	(millions)
Year Ended December 31, 2013
Wood Products	$674.0	$460.1	$1,134.1	$77.7	$28.7	$106.3	$133.6	$514.5
Building Materials Distribution	2,599.5	0.1	2,599.6	39.9	9.2	49.2	14.7	456.1
Corporate and Other	—	—	—	(19.3)	0.1	(19.1)	0.5	125.2
Intersegment eliminations	—	(460.2)	(460.2)	—	—	—	—	—
	$3,273.5	$—	$3,273.5	98.3	$38.0	$136.4	$148.8	$1,095.9
Interest expense				(20.4)
Interest income				0.2
				$78.1
___________________________________

(a)	Capital spending in 2013 for Wood Products includes $103.0 million for the acquisition of two plywood manufacturing facilities in the Carolinas.

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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Year Ended December 31
	2015	2014	2013
	(millions)
Net income (1)	$52.2	$80.0	$116.9
Interest expense	22.5	22.0	20.4
Interest income	(0.3)	(0.2)	(0.2)
Income tax provision (benefit) (1)	28.5	43.3	(38.8)
Depreciation and amortization	55.6	51.4	38.0
EBITDA	$158.5	$196.6	$136.4
 _______________________________________

(1)	The year ended December 31, 2013, includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

(c)
Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) and EBITDA have not been recast in the table above. For the year ended December 31, 2014, pension expense of $0.4 million and $0.3 million, respectively, was recorded in the Wood Products and Building Materials Distribution segments compared with $7.6 million and $3.1 million, respectively, of pension expense in 2013.

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 5, Debt, and Note 6, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log and fiber supply agreements. At December 31, 2015, our total obligation for log and fiber purchases under contracts with third parties was approximately $74 million based on fixed contract pricing or first quarter 2016 pricing for variable contracts. Under certain log and fiber supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log and fiber obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log and fiber availability, and the status of environmental appeals. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until the contract payment terms take effect.

We enter into contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. At December 31, 2015, we had approximately $12.9 million of energy purchase commitments. These payment obligations were valued either at market prices as of December 31, 2015, or at a fixed price, in each case in accordance with the terms of the related contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

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

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility and Term Loan, described in Note 5, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade has issued $300.0 million of 6.375% senior notes due in 2020 (Senior Notes). At December 31, 2015, $300.0 million of the Senior Notes were outstanding. The Senior Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 5, Debt, for more information.

Boise Cascade issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of Boise Cascade Wood Products, L.L.C., with respect to present and future log sale agreements and several facility and rolling stock leases entered into by such subsidiaries and by Boise Cascade Building Materials Distribution, L.L.C. Boise

Cascade's exposure under these agreements is limited to future log purchases and the minimum lease payment requirements under the agreements. Boise Cascade also enters into guarantees of various raw material or energy supply agreements arising in the ordinary course of business.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2015, we are unable to estimate the maximum potential liability under these indemnifications, and we are not aware of any material liabilities arising from these indemnifications.

17.    Quarterly Results of Operations (unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$809.9	$955.4	$991.6	$876.5
Income from operations	$17.7	$37.4	$40.4	$7.7
Net income	$7.6	$20.2	$22.0	$2.3
Net income per common share – Basic and Diluted	$0.19	$0.51	$0.56	$0.06

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$767.2	$961.2	$983.3	$862.0
Income from operations	$14.6	$45.9	$56.2	$28.9
Net income	$5.6	$26.4	$32.3	$15.7
Net income per common share – Basic and Diluted	$0.14	$0.67	$0.82	$0.40

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

On October 1, 2013, we entered into a supplemental indenture (Supplemental Indenture) with certain of our subsidiaries and U.S. Bank National Association, the trustee for our Senior Notes, to add Chester Wood Products LLC and Moncure Plywood LLC as guarantors of the Senior Notes. Entry into the Supplemental Indenture was consummated in connection with their acquisition on September 30, 2013. Chester Wood Products LLC and Moncure Plywood LLC are included as guarantor subsidiaries in the consolidating guarantor and nonguarantor financial statements effective October 1, 2013.

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income For the Year Ended December 31, 2015

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$3,622,057	$11,358	$—	$3,633,415
Intercompany	—	—	20,665	(20,665)	—
	—	3,622,057	32,023	(20,665)	3,633,415

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,180	3,146,085	27,853	(21,598)	3,153,520
Depreciation and amortization	369	54,077	1,132	—	55,578
Selling and distribution expenses	910	270,409	1,989	—	273,308
General and administrative expenses	19,576	28,916	—	933	49,425
Other (income) expense, net	(369)	(856)	(380)	—	(1,605)
	21,666	3,498,631	30,594	(20,665)	3,530,226

Income (loss) from operations	(21,666)	123,426	1,429	—	103,189

Foreign currency exchange gain (loss)	(492)	355	(161)	—	(298)
Interest expense	(22,442)	(90)	—	—	(22,532)
Interest income	155	168	—	—	323
	(22,779)	433	(161)	—	(22,507)

Income (loss) before income taxes and equity in net income of affiliates	(44,445)	123,859	1,268	—	80,682
Income tax (provision) benefit	(28,610)	110	—	—	(28,500)

Income (loss) before equity in net income of affiliates	(73,055)	123,969	1,268	—	52,182
Equity in net income of affiliates	125,237	—	—	(125,237)	—
Net income	52,182	123,969	1,268	(125,237)	52,182

Other comprehensive income, net of tax
Defined benefit pension plans
Net actuarial gain	5,171	—	—	—	5,171
Amortization of actuarial loss	3,004	—	—	—	3,004
Effect of settlements	308	—	—	—	308
Other comprehensive income, net of tax	8,483	—	—	—	8,483
Comprehensive income	$60,665	$123,969	$1,268	$(125,237)	$60,665

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income For the Year Ended December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$3,560,416	$13,316	$—	$3,573,732
Intercompany	—	—	18,224	(18,224)	—
	—	3,560,416	31,540	(18,224)	3,573,732

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	3,057,603	27,956	(19,888)	3,065,671
Depreciation and amortization	179	50,070	1,190	—	51,439
Selling and distribution expenses	—	261,749	2,424	—	264,173
General and administrative expenses	19,252	27,573	—	1,664	48,489
Other (income) expense, net	(26)	(889)	(674)	—	(1,589)
	19,405	3,396,106	30,896	(18,224)	3,428,183

Income (loss) from operations	(19,405)	164,310	644	—	145,549

Foreign currency exchange gain (loss)	(379)	18	(71)	—	(432)
Interest expense	(22,049)	—	—	—	(22,049)
Interest income	32	205	—	—	237
	(22,396)	223	(71)	—	(22,244)

Income (loss) before income taxes and equity in net income of affiliates	(41,801)	164,533	573	—	123,305
Income tax (provision) benefit	(43,402)	106	—	—	(43,296)

Income (loss) before equity in net income of affiliates	(85,203)	164,639	573	—	80,009
Equity in net income of affiliates	165,212	—	—	(165,212)	—
Net income	80,009	164,639	573	(165,212)	80,009

Other comprehensive loss, net of tax
Defined benefit pension plans
Net actuarial loss	(46,234)	—	—	—	(46,234)
Amortization of actuarial gain	(15)	—	—	—	(15)
Other comprehensive loss, net of tax	(46,249)	—	—	—	(46,249)
Comprehensive income	$33,760	$164,639	$573	$(165,212)	$33,760

Boise Cascade Company and Subsidiaries Consolidating Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$3,258,873	$14,623	$—	$3,273,496
Intercompany	—	—	12,259	(12,259)	—
	—	3,258,873	26,882	(12,259)	3,273,496

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	—	2,831,103	28,338	(12,827)	2,846,614
Depreciation and amortization	140	36,682	1,216	—	38,038
Selling and distribution expenses	—	242,743	2,540	—	245,283
General and administrative expenses	18,786	26,135	—	568	45,489
Other (income) expense, net	(150)	324	(859)	—	(685)
	18,776	3,136,987	31,235	(12,259)	3,174,739

Income (loss) from operations	(18,776)	121,886	(4,353)	—	98,757

Foreign currency exchange loss	(292)	(115)	(17)	—	(424)
Interest expense	(20,426)	—	—	—	(20,426)
Interest income	83	158	—	—	241
	(20,635)	43	(17)	—	(20,609)

Income (loss) before income taxes and equity in net income of affiliates	(39,411)	121,929	(4,370)	—	78,148
Income tax (provision) benefit	38,656	154	(22)	—	38,788

Income (loss) before equity in net income of affiliates	(755)	122,083	(4,392)	—	116,936
Equity in net income of affiliates	117,691	—	—	(117,691)	—
Net income (loss)	116,936	122,083	(4,392)	(117,691)	116,936

Other comprehensive income, net of tax
Defined benefit pension plans
Net actuarial gain	60,100	—	—	—	60,100
Amortization of actuarial loss	5,692	—	—	—	5,692
Amortization of prior service costs	188	—	—	—	188
Other comprehensive income, net of tax	65,980	—	—	—	65,980
Comprehensive income (loss)	$182,916	$122,083	$(4,392)	$(117,691)	$182,916

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$184,434	$11	$51	$—	$184,496
Receivables
Trade, less allowances	8	186,488	642	—	187,138
Related parties	—	1,065	—	—	1,065
Other	925	9,712	224	—	10,861
Inventories	—	378,589	6,268	—	384,857
Prepaid expenses and other	15,032	7,620	1	(5,500)	17,153
Total current assets	200,399	583,485	7,186	(5,500)	785,570

Property and equipment, net	5,020	391,057	6,589	—	402,666
Timber deposits	—	15,848	—	—	15,848
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,090	—	—	10,090
Deferred income taxes	908	—	—	—	908
Other assets	595	11,091	15	—	11,701
Investments in affiliates	801,934	—	—	(801,934)	—
Total assets	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$4,552	$153,953	$524	$—	$159,029
Related parties	—	1,442	—	—	1,442
Accrued liabilities
Compensation and benefits	16,034	38,399	279	—	54,712
Interest payable	3,389	—	—	—	3,389
Other	1,958	36,617	7,003	(5,500)	40,078
	25,933	230,411	7,806	(5,500)	258,650

Debt
Long-term debt	344,589	—	—	—	344,589

Other
Compensation and benefits	93,355	—	—	—	93,355
Other long-term liabilities	10,309	7,033	—	—	17,342
	103,664	7,033	—	—	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(123,711)	—	—	—	(123,711)
Additional paid-in capital	508,066	—	—	—	508,066
Accumulated other comprehensive loss	(93,015)	—	—	—	(93,015)
Retained earnings	242,896	—	—	—	242,896
Subsidiary equity	—	795,950	5,984	(801,934)	—
Total stockholders' equity	534,670	795,950	5,984	(801,934)	534,670
Total liabilities and stockholders' equity	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$163,512	$23	$14	$—	$163,549
Receivables
Trade, less allowances	237	171,613	464	—	172,314
Related parties	—	821	—	—	821
Other	171	6,908	232	—	7,311
Inventories	—	389,259	5,202	—	394,461
Prepaid expenses and other	10,756	4,064	37	—	14,857
Total current assets	174,676	572,688	5,949	—	753,313

Property and equipment, net	1,601	359,474	7,053	—	368,128
Timber deposits	—	13,819	—	—	13,819
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,183	—	—	10,183
Deferred income taxes	36,989	—	6	—	36,995
Other assets	20	9,055	—	—	9,075
Investments in affiliates	771,026	—	—	(771,026)	—
Total assets	$984,312	$987,042	$13,008	$(771,026)	$1,213,336

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2014 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$7,238	$143,141	$314	$—	$150,693
Related parties	—	1,743	—	—	1,743
Accrued liabilities	—	—	—	—
Compensation and benefits	18,793	46,867	510	—	66,170
Interest payable	3,298	—	—	—	3,298
Other	1,559	30,163	1,564	—	33,286
	30,888	221,914	2,388	—	255,190

Debt
Long-term debt	294,266	—	—	—	294,266

Other
Compensation and benefits	156,218	—	—	—	156,218
Other long-term liabilities	10,552	4,722	—	—	15,274
	166,770	4,722	—	—	171,492

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	433	—	—	—	433
Treasury stock	(100,000)	—	—	—	(100,000)
Additional paid-in capital	502,739	—	—	—	502,739
Accumulated other comprehensive loss	(101,498)	—	—	—	(101,498)
Retained earnings	190,714	—	—	—	190,714
Subsidiary equity	—	760,406	10,620	(771,026)	—
Total stockholders' equity	492,388	760,406	10,620	(771,026)	492,388
Total liabilities and stockholders' equity	$984,312	$987,042	$13,008	$(771,026)	$1,213,336

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2015

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$52,182	$123,969	$1,268	$(125,237)	$52,182
Items in net income not using (providing) cash
Equity in net income of affiliates	(125,237)	—	—	125,237	—
Depreciation and amortization, including deferred financing costs and other	1,988	54,077	1,132	—	57,197
Stock-based compensation	5,825	—	—	—	5,825
Pension expense	2,825	—	—	—	2,825
Deferred income taxes	30,883	—	—	—	30,883
Other	(587)	(1,250)	—	—	(1,837)
Decrease (increase) in working capital			—	—
Receivables	(525)	(17,487)	(170)	—	(18,182)
Inventories	—	10,670	(1,066)	—	9,604
Prepaid expenses and other	(932)	(5,589)	36	5,500	(985)
Accounts payable and accrued liabilities	(1,782)	8,702	5,402	(5,500)	6,822
Pension contributions	(54,257)	—	—	—	(54,257)
Income taxes payable	(2,595)	—	6	—	(2,589)
Other	(2,079)	(5,063)	(15)	—	(7,157)
Net cash provided by (used for) operations	(94,291)	168,029	6,593	—	80,331
Cash provided by (used for) investment
Expenditures for property and equipment	(4,260)	(82,610)	(656)	—	(87,526)
Proceeds from sales of assets and other	—	3,130	4	—	3,134
Net cash used for investment	(4,260)	(79,480)	(652)	—	(84,392)
Cash provided by (used for) financing
Borrowings of long-term debt	50,000	—	—	—	50,000
Treasury stock purchased	(23,711)	—	—	—	(23,711)
Financing costs	(702)	—	—	—	(702)
Other	(443)	(136)	—	—	(579)
Due to (from) affiliates	94,329	(88,425)	(5,904)	—	—
Net cash provided by (used for) financing	119,473	(88,561)	(5,904)	—	25,008
Net increase (decrease) in cash and cash equivalents	20,922	(12)	37	—	20,947
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$184,434	$11	$51	$—	$184,496

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2014

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$80,009	$164,639	$573	$(165,212)	$80,009
Items in net income not using (providing) cash
Equity in net income of affiliates	(165,212)	—	—	165,212	—
Depreciation and amortization, including deferred financing costs and other	1,792	50,070	1,190	—	53,052
Stock-based compensation	5,916	—	—	—	5,916
Pension expense	838	—	—	—	838
Deferred income taxes	10,705	—	—	—	10,705
Other	(33)	(1,556)	—	—	(1,589)
Decrease (increase) in working capital
Receivables	(336)	(20,436)	495	—	(20,277)
Inventories	(101)	(10,247)	(754)	—	(11,102)
Prepaid expenses and other	(184)	311	16	—	143
Accounts payable and accrued liabilities	2,949	12,396	73	—	15,418
Pension contributions	(12,071)	—	—	—	(12,071)
Income taxes payable	(7,766)	—	—	—	(7,766)
Other	(4,065)	(7,368)	—	—	(11,433)
Net cash provided by (used for) operations	(87,559)	187,809	1,593	—	101,843
Cash provided by (used for) investment
Expenditures for property and equipment	(577)	(60,453)	(187)	—	(61,217)
Proceeds from sales of assets and other	(17)	4,852	(22)	—	4,813
Net cash used for investment	(594)	(55,601)	(209)	—	(56,404)
Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	57,600	—	—	—	57,600
Payments of long-term debt, including revolving credit facility	(57,600)	—	—	—	(57,600)
Financing costs	(11)	—	—	—	(11)
Other	(128)	—	—	—	(128)
Due to (from) affiliates	133,606	(132,210)	(1,396)	—	—
Net cash provided by (used for) financing	133,467	(132,210)	(1,396)	—	(139)
Net increase (decrease) in cash and cash equivalents	45,314	(2)	(12)	—	45,300
Balance at beginning of the period	118,198	25	26	—	118,249
Balance at end of the period	$163,512	$23	$14	$—	$163,549

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Year Ended December 31, 2013

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$116,936	$122,083	$(4,392)	$(117,691)	$116,936
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(117,691)	—	—	117,691	—
Depreciation and amortization, including deferred financing costs and other	1,912	36,682	1,216	—	39,810
Stock-based compensation	2,869	—	—	—	2,869
Pension expense	10,989	—	—	—	10,989
Deferred income taxes	(59,600)	—	—	—	(59,600)
Other	(161)	(651)	23	—	(789)
Decrease (increase) in working capital, net of acquisitions
Receivables	183	(11,269)	72	—	(11,014)
Inventories	101	(52,138)	1,079	—	(50,958)
Prepaid expenses and other	(108)	(385)	(22)	—	(515)
Accounts payable and accrued liabilities	2,280	(990)	(139)	—	1,151
Pension contributions	(10,739)	—	—	—	(10,739)
Income taxes payable	(2,008)	(12)	4	—	(2,016)
Other	(1,821)	(876)	—	—	(2,697)
Net cash provided by (used for) operations	(56,858)	92,444	(2,159)	—	33,427
Cash provided by (used for) investment
Expenditures for property and equipment	(498)	(44,750)	(503)	—	(45,751)
Acquisitions of businesses and facilities	—	(103,029)	—	—	(103,029)
Proceeds from sales of assets and other	831	852	417	—	2,100
Net cash provided by (used for) investment	333	(146,927)	(86)	—	(146,680)
Cash provided by (used for) financing
Net proceeds from issuance of common stock	262,488	—	—	—	262,488
Treasury stock purchased	(100,000)	—	—	—	(100,000)
Borrowings of long-term debt, including revolving credit facility	130,000	—	—	—	130,000
Payments of long-term debt, including revolving credit facility	(105,010)	—	—	—	(105,010)
Financing costs	(2,061)	—	—	—	(2,061)
Other	—	—	192	—	192
Due to (from) affiliates	(56,374)	54,473	1,901	—	—
Net cash provided by financing	129,043	54,473	2,093	—	185,609
Net increase (decrease) in cash and cash equivalents	72,518	(10)	(152)	—	72,356
Balance at beginning of the period	45,680	35	178	—	45,893
Balance at end of the period	$118,198	$25	$26	$—	$118,249

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boise Cascade Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited Boise Cascade Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Cascade Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Boise Cascade Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
February 24, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2015, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

On November 17, 2014, we amended the Outsourcing Services Agreement with Packaging Corporation of America (PCA) to provide for the termination of substantially all administrative services provided by PCA to us. By the end of 2015, substantially all administrative services transitioned from PCA to us, including information technology and human resource transactional services. Many of these services are being performed by newly hired employees, substantially all of whom transitioned from PCA to Boise Cascade upon termination of the Outsourcing Services Agreement. There was no other change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" in "Item 1. Business" of this Form 10-K.
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
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016, to be filed with the Commission no later than 120 days after December 31, 2015, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016, to be filed with the Commission no later than 120 days after December 31, 2015, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016, to be filed with the Commission no later than 120 days after December 31, 2015, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016, to be filed with the Commission no later than 120 days after December 31, 2015, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2016, to be filed with the Commission no later than 120 days after December 31, 2015, in accordance with General Instruction G(3) to the Form 10-K.

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

-    Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013.

-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.

-     Consolidated Balance Sheets as of December 31, 2015 and 2014.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013.

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

BOISE CASCADE COMPANY

/s/ Thomas K. Corrick
Thomas K. Corrick
Chief Executive Officer

Date:  February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ Thomas K. Corrick	Chief Executive Officer
Thomas K. Corrick

(ii)	Principal Financial Officer:

	/s/ Wayne M. Rancourt	Executive Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

(iii)	Principal Accounting Officer:

	/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

(iv)	Directors:

	/s/ Thomas E. Carlile	/s/ Mack L. Hogans
	Thomas E. Carlile, Chairman	Mack L. Hogans

	/s/ Steven C. Cooper	/s/ Kristopher J. Matula
	Steven C. Cooper	Kristopher J. Matula

	/s/ Richard H. Fleming	/s/ Duane C. McDougall
	Richard H. Fleming	Duane C. McDougall

	/s/ Karen E. Gowland	/s/ Christopher J. McGowan
	Karen E. Gowland	Christopher J. McGowan

/s/ David H. Hannah
David H. Hannah

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed or Furnished With This Form 10-K for the Year Ended December 31, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

2.1**
Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		8-K*	333-122770*	2.1*	9/13/2007*

2.2
Amendment No. 1 (dated October 18, 2007) to Purchase and Sale Agreement dated September 7, 2007, between Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise White Paper, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		8-K*	333-122770*	2.1*	10/24/2007*

2.3
Amendment No. 2 to Purchase and Sale Agreement, dated February 22, 2008, by and among Boise Cascade, L.L.C., Boise Paper Holdings, L.L.C., Boise Packaging & Newsprint, L.L.C., Boise White Paper, L.L.C., Boise Cascade Transportation Holdings Corp., Aldabra 2 Acquisition Corp., and Aldabra Sub LLC
		8-K*	333-122770*	10.5*	2/28/2008*

2.4**	Limited Liability Company Interest Purchase Agreement, dated as of July 19, 2013, by and among Chester Wood Products LLC, Moncure Plywood LLC, WR Operating LLC, Boise Cascade Wood Products, L.L.C., Wood Resources LLC, and Boise Cascade Company	8-K/A	001-35805	2.1	7/22/2013

2.5**†	Asset Purchase Agreement, dated as of December 18, 2015, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company	8-K/A	001-35805	2.1	2/19/2016

3.1	Certificate of Incorporation of Boise Cascade Company	S-8	333-186871	4.1	2/26/2013

3.2	Bylaws of Boise Cascade Company	S-8	333-186871	4.2	2/26/2013

3.3	Form of stock certificate of Boise Cascade Company	S-1 Amend. No. 3	333-184964	4.3	1/23/2013

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

10.2
First Amendment to Credit Agreement, dated as of September 7, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, Boise Cascade Wood Products Holdings Corp., as guarantors, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent
		8-K*	333-122770*	10.1*	9/12/2012*

10.3
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
		8-K*	333-122770*	10.1*	12/21/2012*

10.4	Third Amendment to Credit Agreement, dated as of May 15, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	5/21/2013

10.5	Fourth Amendment to Credit Agreement, dated as of July 19, 2013, by and among Boise Cascade Company and the subsidiaries identified therein, as borrowers, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent	8-K	001-35805	10.1	7/22/2013

10.6	Fifth Amendment to Credit Agreement, dated as of August 15, 2013, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other borrowers and guarantors party thereto	8-K	001-35805	10.1	8/16/2013

10.7	Sixth Amendment to Credit Agreement, dated as of February 6, 2014, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signatures pages thereof	10-Q	001-35805	10.1	5/8/2014

10.8	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.9	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed August 12, 2015)	8-K	001-35805	10.1	8/12/2015

10.10	General Continuing Guaranty, dated as of December 20, 2012, by Boise Cascade Holdings, L.L.C., in favor of Wells Fargo Capital Finance, LLC, as Agent	8-K*	333-122770*	10.2*	12/21/2012*

10.11	Outsourcing Agreement, dated as of February 22, 2008, between Boise Cascade, L.L.C., and Boise Paper Holdings, L.L.C.	8-K*	333-122770*	10.4*	2/28/2008*

10.12	Fifth Amendment to Outsourcing Services Agreement, dated as of November 17, 2014, between Boise Cascade Company and Boise Paper Holdings, L.L.C., a subsidiary of Packaging Corporation of America	8-K	001-35805	10.1	11/18/2014

10.13+	Letter Agreement effective August 16, 2009, Amending Severance Agreement between Wayne Rancourt and Boise Cascade, L.L.C.	10-Q*	333-122770*	10.3*	11/13/2009*

10.14+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K*	333-122770*	99.1*	11/2/2007*

10.15+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.16+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.17+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.18+	Boise Cascade Company Financial Counseling Program, as amended through December 12, 2007	8-K*	333-122770*	99.4*	12/18/2007*

10.19+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.20+	Boise Cascade Company 2010 Cash Long-Term Incentive Plan adopted October 28, 2009, effective January 1, 2010, and as amended through July 31, 2013	S-4	333-191191	10.23	9/16/2013

10.21+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.22+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.23+	Form of Officer Severance Agreement (between Boise Cascade, L.L.C., and all elected officers)	S-1 Amend. No. 2	333-184964	10.32	1/4/2013

10.24+	Form of Indemnification Agreement (for directors and officers affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.3	2/13/2013

10.25+	Form of Indemnification Agreement (for directors and officers not affiliated with Madison Dearborn Partners, L.L.C)	8-K	001-35805	10.4	2/13/2013

10.26+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.27+	Severance Agreement entered into February 26, 2015, by and between Daniel Hutchinson and Boise Cascade Company (incorporated by reference to Exhibit 10.1 on Boise Cascade Company's Current Report on Form 8-K, filed February 27, 2015)	8-K	001-35805	10.1	2/27/2015

12.1	Ratio of Earnings to Fixed Charges					X

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

*	Refers to filings of Boise Cascade Holdings, L.L.C.

**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

†
Certain portions have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission. Omitted information has been filed separately with the Securities and Exchange Commission.