Form 10-Q
period 2016-03-31
BOISE CASCADE Co
filed 2016-05-03
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 38,750,677 shares of the registrant's $0.01 par value common stock outstanding on April 29, 2016.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2016	2015
	(thousands, except per-share data)
Sales	$880,695	$809,903

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	769,544	705,039
Depreciation and amortization	15,238	13,587
Selling and distribution expenses	68,041	61,880
General and administrative expenses	16,052	12,008
Other (income) expense, net	(1,585)	(299)
	867,290	792,215

Income from operations	13,405	17,688

Foreign currency exchange gain (loss)	198	(107)
Interest expense	(5,802)	(5,481)
Interest income	149	90
Change in fair value of interest rate swaps	(69)	—
	(5,524)	(5,498)

Income before income taxes	7,881	12,190
Income tax provision	(2,931)	(4,573)
Net income	$4,950	$7,617

Weighted average common shares outstanding:
Basic	38,853	39,498
Diluted	38,880	39,622

Net income per common share:
Basic	$0.13	$0.19
Diluted	$0.13	$0.19

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2016	2015
	(thousands)
Net income	$4,950	$7,617
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $184 and $613, respectively	294	985
Effect of settlements, net of tax of $114 and $192, respectively	183	309
Other comprehensive income, net of tax	477	1,294
Comprehensive income	$5,427	$8,911

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2016	December 31, 2015
	(thousands)
ASSETS
Current
Cash and cash equivalents	$81,187	$184,496
Receivables
Trade, less allowances of $1,950 and $1,734	278,189	187,138
Related parties	515	1,065
Other	9,035	10,861
Inventories	440,563	384,857
Prepaid expenses and other	9,406	17,153
Total current assets	818,895	785,570

Property and equipment, net	552,782	402,666
Timber deposits	15,907	15,848
Goodwill	56,009	21,823
Intangible assets, net	16,067	10,090
Other assets	11,713	12,609
Total assets	$1,471,373	$1,248,606

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2016	December 31, 2015
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$253,030	$159,029
Related parties	1,623	1,442
Accrued liabilities
Compensation and benefits	47,007	54,712
Interest payable	8,156	3,389
Other	35,941	40,078
Total current liabilities	345,757	258,650

Debt
Long-term debt	474,356	344,589

Other
Compensation and benefits	93,678	93,355
Other long-term liabilities	19,259	17,342
	112,937	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,517 and 43,413 shares issued, respectively	435	434
Treasury stock, 4,767 and 4,587 shares at cost, respectively	(126,343)	(123,711)
Additional paid-in capital	508,923	508,066
Accumulated other comprehensive loss	(92,538)	(93,015)
Retained earnings	247,846	242,896
Total stockholders' equity	538,323	534,670
Total liabilities and stockholders' equity	$1,471,373	$1,248,606

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2016	2015
	(thousands)
Cash provided by (used for) operations
Net income	$4,950	$7,617
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	15,665	13,966
Stock-based compensation	1,693	1,205
Pension expense	739	2,082
Deferred income taxes	1,449	408
Change in fair value of interest rate swaps	69	—
Other	(114)	(517)
Decrease (increase) in working capital, net of acquisitions
Receivables	(78,308)	(39,190)
Inventories	(38,366)	(38,006)
Prepaid expenses and other	(2,258)	(1,248)
Accounts payable and accrued liabilities	85,782	41,599
Pension contributions	(2,340)	(12,919)
Income taxes payable	10,732	11,358
Other	1,488	(2,339)
Net cash provided by (used for) operations	1,181	(15,984)

Cash provided by (used for) investment
Expenditures for property and equipment	(15,461)	(12,618)
Acquisitions of businesses and facilities	(215,603)	—
Proceeds from sales of assets and other	144	99
Net cash used for investment	(230,920)	(12,519)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	130,000	—
Treasury stock purchased	(2,632)	—
Financing costs	(493)	—
Tax withholding payments on stock-based awards	(383)	(1,063)
Other	(62)	533
Net cash provided by (used for) financing	126,430	(530)

Net decrease in cash and cash equivalents	(103,309)	(29,033)

Balance at beginning of the period	184,496	163,549

Balance at end of the period	$81,187	$134,516

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

Nature of Operations

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest producers of plywood and engineered wood products (EWP) in North America and a leading U.S. wholesale distributor of building products.

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2015 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement, medical, and workers' compensation benefits; stock-based compensation; fair value measurements; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2016, and December 31, 2015, we had $5.0 million and $7.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At March 31, 2016, and December 31, 2015, we had $24.9 million and $27.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.4 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	March 31, 2016	December 31, 2015
	(thousands)
Finished goods and work in process	$355,381	$292,826
Logs	46,571	58,299
Other raw materials and supplies	38,611	33,732
	$440,563	$384,857

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2016	December 31, 2015
	(thousands)
Land	$38,696	$36,876
Buildings	120,282	106,269
Improvements	48,076	46,205
Mobile equipment, information technology, and office furniture	114,826	109,702
Machinery and equipment	572,356	437,433
Construction in progress	39,829	34,661
	934,065	771,146
Less accumulated depreciation	(381,283)	(368,480)
	$552,782	$402,666

As of March 31, 2016, $149.2 million of property and equipment relates to two engineered lumber production facilities acquired by us on March 31, 2016. For more information, see Note 5, Acquisitions.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of March 31, 2016, and December 31, 2015, we held $55.9 million and $170.2 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2016 and December 31, 2015, the book value of our fixed-rate debt for each period was $300.0 million, and the fair value was estimated to be $297.0 million and $309.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans and revolving credit facility are based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans and revolving credit facility are based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans and revolving credit facility approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which are measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our revolving credit facility. Our objective is to limit the variability of interest payments on our debt. To meet this objective, management may enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

On February 16, 2016 and March 31, 2016, we entered into two interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2016, we recorded a long-term asset of $358 thousand recorded in "Other assets" on our Consolidated Balance Sheets and a long-term liability of $427 thousand recorded in "Other long-term liabilities" on our Consolidated Balance Sheets, each representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2016, receivables from a single customer accounted for approximately 10% of total receivables. At December 31, 2015, receivables from two customers each accounted for approximately 10% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This amendment requires a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the right-of-use asset, similar to accounting for capital leases under current U.S. GAAP. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Although we adopted the new standard on January 1, 2016, there was no effect on our interim reporting periods. The adoption of this standard will affect certain pension asset disclosures in our annual reporting period and will have no impact on our results of operations, financial position, or cash flows.

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

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.	Income Taxes

For the three months ended March 31, 2016 and 2015, we recorded $2.9 million and $4.6 million, respectively, of income tax expense and had an effective rate of 37.2% and 37.5%, respectively. During the three months ended March 31, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits. During the three months ended March 31, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction.

During the three months ended March 31, 2016 and 2015, refunds received, net of cash paid for taxes, were $9.4 million and $7.2 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2016	2015
	(thousands, except per-share data)
Net income	$4,950	$7,617
Weighted average common shares outstanding during the period (for basic calculation)	38,853	39,498
Dilutive effect of other potential common shares	27	124
Weighted average common shares and potential common shares (for diluted calculation)	38,880	39,622

Net income per common share - Basic	$0.13	$0.19
Net income per common share - Diluted	$0.13	$0.19

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.4 million shares and 0.1 million shares of common stock, respectively, in the three months ended March 31, 2016 and 2015. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisitions

On March 31, 2016, our wholly owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of Georgia-Pacific LLC's and certain of its affiliates' (collectively, "GP") engineered lumber production facilities located in Thorsby, Alabama, and Roxboro, North Carolina, for an aggregate purchase price of $215.6 million, subject to post-closing adjustments based upon a working capital target (the Acquisition). We funded the Acquisition and related costs with cash on hand, a new $75.0 million term loan, and a $55.0 million draw under our revolving credit facility. Acquisition-related costs of $3.5 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the three months ended March 31, 2016. For additional information on the new term loan and draw under our revolving credit facility, see Note 7, Debt.

These facilities complement our existing engineered wood products business and position us to support customers as the U.S. housing recovery continues in the years ahead. The additional engineered lumber capacity will also help us cost effectively deliver products to our customers in the eastern and southeastern United States. Revenues and earnings from the businesses will be reported as part of the Wood Products segment beginning in second quarter 2016.

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The primary qualitative factor that contributed to the recognition of goodwill relates to additional capacity and an assembled workforce in key product lines to serve future and existing customers. The facilities are geographically located in a high growth housing area that allows us to optimize our mill system and realize freight and other cost synergies. All of the goodwill was assigned to the Wood Products segment and is deductible for U.S. income tax purposes.

The Acquisition purchase price allocations are preliminary and subject to post-closing adjustments. Our estimates and assumptions are subject to change as more information becomes available. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of fixed assets, working capital, and residual goodwill. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Acquisition:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$10,367
Inventories	17,340
Property and equipment	149,245
Intangible assets:
Customer relationships	6,000
Goodwill	34,186
Assets acquired	217,138

Accrued liabilities	1,535
Liabilities assumed	1,535

Net assets acquired	$215,603

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if the two GP engineered lumber production facilities had been combined with us on January 1, 2015. The pro forma financial information also gives effect to the issuance of a $75.0 million term loan due March 30, 2026 and a $55.0 million draw under our revolving credit facility to partially finance the Acquisition, as if such transactions had occurred on January 1, 2015. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transactions in fact occurred on January 1, 2015. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve those cost savings, operating synergies, revenue enhancements, or integration efforts.

	Pro Forma
	Three Months Ended March 31
	2016	2015
	(unaudited, thousands, except per-share data)
Sales	$907,889	$828,183
Net income (a)	$8,020	$7,173
Net income per common share - Basic and Diluted	$0.21	$0.18
___________________________________

(a)
The pro forma financial information for the three months ended March 31, 2016, was adjusted to exclude $3.5 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products		Corporate and Other	Total
	(thousands)
Balance at December 31, 2015	$5,593	$16,230		$—	$21,823
Additions	—	34,186	(a)	—	34,186
Balance at March 31, 2016	$5,593	$50,416		$—	$56,009
___________________________________

(a)	Represents the acquisition of GP's two engineered lumber production facilities. For additional information, see Note 5, Acquisitions.

At March 31, 2016 and December 31, 2015, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. Amortization expense is expected to be approximately $0.7 million per year for the next five years.

Intangible assets consisted of the following:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,400	(233)	7,167
	$16,300	$(233)	$16,067

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(210)	1,190
	$10,300	$(210)	$10,090

7.	Debt

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(thousands)
Term loan	$75,000	$—
Asset-based revolving credit facility	55,000	—
Asset-based credit facility term loan	50,000	50,000
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,160	1,215
Deferred financing costs	(6,794)	(6,616)
Long-term debt	$474,356	$344,589

Term Loan

On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and the banks named therein as lenders. The Term Loan Agreement contemplates a $75.0 million secured term loan (Term Loan). The outstanding principal balance of the Term Loan amortizes and is payable in equal installments of $10 million per year on each of the sixth, seventh, eighth, and ninth anniversaries of the Closing Date. The remaining principal balance is due and payable on March 30, 2026. The Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid may not be subsequently re-borrowed.

Pursuant to the Term Loan Agreement, the borrowers are required to maintain, as of the end of any fiscal quarter, a Capitalization Ratio lower than 60%, a Consolidated Net Worth greater than $350 million, and Available Liquidity greater than $100 million (each as defined in the Term Loan Agreement). In addition, under the Term Loan Agreement, and subject to certain exceptions, the borrowers may not, among other things, (i) incur indebtedness, (ii) incur liens, (iii) make junior payments, (iv) make certain investments, and (v) under certain circumstances, make capital expenditures in excess of $50 million during four consecutive quarters. The Term Loan Agreement also includes customary representations of the borrowers and provides for certain events of default customary for similar facilities.

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). The Term Loan was issued by three institutions within the Farm Credit system and will be eligible for patronage credits. During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 2.32%.

We expect to receive patronage credits under the Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the Term Loan was approximately 1.6%.

Proceeds from the Term Loan were used to partially finance the purchase of Georgia-Pacific LLC’s engineered lumber production facilities in Thorsby, Alabama and Roxboro, North Carolina (Acquired Facilities). The Term Loan is secured by a first priority mortgage on the Acquired Facilities and a first priority security interest on the equipment and certain tangible personal property located therein. For additional information on the Acquired Facilities, see Note 5, Acquisitions.

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) maturing on April 30, 2020 and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 11, 2016, we entered into the second amendment to the Amended Agreement so that the LIBOR rate for the ABL Term Loan is determined and adjusted on a monthly basis rather than a daily basis.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2016, was $288.9 million.

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

At March 31, 2016, we had $55.0 million outstanding under the Revolving Credit Facility and $6.1 million of letters of credit outstanding. At December 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility and $5.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. During the three months ended March 31, 2016, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $55.0 million, respectively, and the average interest rate on borrowings was approximately 1.68%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the period for which the ABL Term Loan was outstanding, the average interest rate on the ABL Term Loan was approximately 2.18%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the ABL Term Loan was approximately 1.4%.

Senior Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (Senior Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our Senior Notes is payable semiannually in arrears on May 1 and November 1. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the Senior Notes. The Senior Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Amended Agreement.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2016 and 2015, cash payments for interest were $0.6 million and $0.3 million, respectively.

8.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2016	2015
	(thousands)
Service cost	$285	$475
Interest cost	4,782	4,707
Expected return on plan assets	(5,103)	(5,200)
Amortization of actuarial loss	478	1,599
Plan settlement loss	297	501
Net periodic benefit expense	$739	$2,082

In the first three months of 2016, we contributed $2.3 million in cash to the pension plans. For the remainder of 2016, we expect to make approximately $1.5 million in additional cash contributions to the pension plans.

9.	Stock-Based Compensation

In February 2016 and 2015, we granted two types of stock-based awards under the 2013 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2016, we granted 418,344 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2016 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2016 EBITDA, defined as income before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2015, we granted 116,325 PSUs to our officers and other employees, subject to performance and service conditions. During the 2015 performance period, participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the three months ended March 31, 2016 and 2015, we granted an aggregate of 327,993 and 137,614 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

The PSUs granted to officers, if earned, generally vest over one to three year periods from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date. All PSU grants are subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one-year period, provided that such vested shares will not be delivered to the directors until six months following termination from the board of directors.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the three months ended March 31, 2016 and 2015, the total fair value of PSUs and RSUs vested was $1.8 million and $2.9 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the three months ended March 31, 2016:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	134,786	$35.09	153,343	$35.41
Granted	418,344	16.56	327,993	16.56
Vested	(31,512)	36.18	(71,322)	36.16
Forfeited (a)	(40,726)	36.17	—	—
Outstanding, March 31, 2016	480,892	$18.81	410,014	$20.20
__________________

(a)
Total PSUs forfeited during the three months ended March 31, 2016 reflects 40,726 shares related to the performance condition adjustment, as participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA.

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

	Three Months Ended March 31
	2016	2015
	(thousands)
PSUs	$706	$494
RSUs	906	562
Stock options	81	149
Total	$1,693	$1,205

The related tax benefit for the three months ended March 31, 2016 and 2015, was $0.6 million and $0.5 million, respectively. As of March 31, 2016, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $14.3 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.1 years.

10.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During the first quarter 2016, we repurchased 180,100 shares under the Program at a cost of $2.6 million, or an average of $14.62 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of March 31, 2016, there were 1,096,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(thousands)
Beginning Balance, net of taxes	$(93,015)	$(101,498)
Amortization of actuarial loss, before taxes (a)	478	1,598
Effect of settlements, before taxes (a)	297	501
Income taxes	(298)	(805)
Ending Balance, net of taxes	$(92,538)	$(100,204)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 8, Retirement and Benefit Plans.

11.	Transactions With Related Party

Louisiana Timber Procurement Company, L.L.C. (LTP) is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Packaging Corporation of America (PCA). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of us and PCA in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.7 million and $6.3 million, respectively, for the three months ended March 31, 2016 and 2015. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.5 million and $21.9 million, respectively, during the three months ended March 31, 2016 and 2015. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.	Segment Information

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K.

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended March 31, 2016
Wood Products	$163.3	$140.2	$303.5	$5.9	$11.6	$17.5
Building Materials Distribution	717.3	—	717.3	13.4	3.2	16.6
Corporate and Other	0.2	—	0.2	(5.7)	0.4	(5.3)
Intersegment eliminations	—	(140.2)	(140.2)	—	—	—
	$880.7	$—	$880.7	13.6	$15.2	$28.8
Interest expense				(5.8)
Interest income				0.1
Change in fair value of interest rate swaps				(0.1)
				$7.9

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended March 31, 2015
Wood Products	$187.0	$122.3	$309.3	$20.9	$10.8	$31.7
Building Materials Distribution	622.9	—	622.9	3.3	2.7	6.1
Corporate and Other	—	—	—	(6.7)	0.1	(6.6)
Intersegment eliminations	—	(122.3)	(122.3)	—	—	—
	$809.9	$—	$809.9	17.6	$13.6	$31.2
Interest expense				(5.5)
Interest income				0.1
				$12.2

__________________

(a)
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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended March 31
	2016	2015
	(millions)
Net income	$5.0	$7.6
Interest expense	5.8	5.5
Interest income	(0.1)	(0.1)
Change in fair value of interest rate swaps	0.1	—
Income tax provision	2.9	4.6
Depreciation and amortization	15.2	13.6
EBITDA	$28.8	$31.2

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2016, there have been no material changes to the above commitments disclosed in the 2015 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2016, there have been no material changes to the guarantees disclosed in the 2015 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2016
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$186	$877,072	$3,437	$—	$880,695
Intercompany	—	—	5,512	(5,512)	—
	186	877,072	8,949	(5,512)	880,695

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	242	766,885	8,145	(5,728)	769,544
Depreciation and amortization	370	14,585	283	—	15,238
Selling and distribution expenses	163	67,447	431	—	68,041
General and administrative expenses	5,235	10,601	—	216	16,052
Other (income) expense, net	—	(1,624)	39	—	(1,585)
	6,010	857,894	8,898	(5,512)	867,290

Income (loss) from operations	(5,824)	19,178	51	—	13,405

Foreign currency exchange gain	27	77	94	—	198
Interest expense	(5,764)	(38)	—	—	(5,802)
Interest income	112	37	—	—	149
Change in fair value of interest rate swaps	(69)	—	—	—	(69)
	(5,694)	76	94	—	(5,524)

Income (loss) before income taxes and equity in net income of affiliates	(11,518)	19,254	145	—	7,881
Income tax (provision) benefit	(2,956)	25	—	—	(2,931)

Income (loss) before equity in net income of affiliates	(14,474)	19,279	145	—	4,950
Equity in net income of affiliates	19,424	—	—	(19,424)	—
Net income	4,950	19,279	145	(19,424)	4,950

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	294	—	—	—	294
Effect of settlements	183	—	—	—	183
Other comprehensive income, net of tax	477	—	—	—	477
Comprehensive income	$5,427	$19,279	$145	$(19,424)	$5,427

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$807,727	$2,176	$—	$809,903
Intercompany	—	—	4,039	(4,039)	—
	—	807,727	6,215	(4,039)	809,903

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	850	702,853	5,649	(4,313)	705,039
Depreciation and amortization	58	13,239	290	—	13,587
Selling and distribution expenses	555	60,763	562	—	61,880
General and administrative expenses	5,293	6,441	—	274	12,008
Other (income) expense, net	(225)	157	(231)	—	(299)
	6,531	783,453	6,270	(4,039)	792,215

Income (loss) from operations	(6,531)	24,274	(55)	—	17,688

Foreign currency exchange gain (loss)	(172)	133	(68)	—	(107)
Interest expense	(5,481)	—	—	—	(5,481)
Interest income	18	72	—	—	90
	(5,635)	205	(68)	—	(5,498)

Income (loss) before income taxes and equity in net income of affiliates	(12,166)	24,479	(123)	—	12,190
Income tax (provision) benefit	(4,604)	31	—	—	(4,573)

Income (loss) before equity in net income of affiliates	(16,770)	24,510	(123)	—	7,617
Equity in net income of affiliates	24,387	—	—	(24,387)	—
Net income (loss)	7,617	24,510	(123)	(24,387)	7,617

Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial loss	985	—	—	—	985
Effect of settlements	309	—	—	—	309
Other comprehensive income, net of tax	1,294	—	—	—	1,294
Comprehensive income (loss)	$8,911	$24,510	$(123)	$(24,387)	$8,911

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2016 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$81,121	$11	$55	$—	$81,187
Receivables
Trade, less allowances	138	276,626	1,425	—	278,189
Related parties	—	515	—	—	515
Other	566	8,142	327	—	9,035
Inventories	—	433,800	6,763	—	440,563
Prepaid expenses and other	6,984	2,193	229	—	9,406
Total current assets	88,809	721,287	8,799	—	818,895

Property and equipment, net	5,466	540,958	6,358	—	552,782
Timber deposits	—	15,907	—	—	15,907
Goodwill	—	56,009	—	—	56,009
Intangible assets, net	—	16,067	—	—	16,067
Other assets	1,177	10,536	—	—	11,713
Investments in affiliates	1,059,524	—	—	(1,059,524)	—
Total assets	$1,154,976	$1,360,764	$15,157	$(1,059,524)	$1,471,373

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at March 31, 2016 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$15,408	$236,344	$1,278	$—	$253,030
Related parties	—	1,623	—	—	1,623
Accrued liabilities	—	—	—	—
Compensation and benefits	13,714	33,007	286	—	47,007
Interest payable	8,156	—	—	—	8,156
Other	(517)	35,737	721	—	35,941
Total current liabilities	36,761	306,711	2,285	—	345,757

Debt
Long-term debt	474,356	—	—	—	474,356

Other
Compensation and benefits	93,678	—	—	—	93,678
Other long-term liabilities	11,858	6,951	450	—	19,259
	105,536	6,951	450	—	112,937

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	435	—	—	—	435
Treasury stock	(126,343)	—	—	—	(126,343)
Additional paid-in capital	508,923	—	—	—	508,923
Accumulated other comprehensive loss	(92,538)	—	—	—	(92,538)
Retained earnings	247,846	—	—	—	247,846
Subsidiary equity	—	1,047,102	12,422	(1,059,524)	—
Total stockholders' equity	538,323	1,047,102	12,422	(1,059,524)	538,323
Total liabilities and stockholders' equity	$1,154,976	$1,360,764	$15,157	$(1,059,524)	$1,471,373

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$184,434	$11	$51	$—	$184,496
Receivables
Trade, less allowances	8	186,488	642	—	187,138
Related parties	—	1,065	—	—	1,065
Other	925	9,712	224	—	10,861
Inventories	—	378,589	6,268	—	384,857
Prepaid expenses and other	15,032	7,620	1	(5,500)	17,153
Total current assets	200,399	583,485	7,186	(5,500)	785,570

Property and equipment, net	5,020	391,057	6,589	—	402,666
Timber deposits	—	15,848	—	—	15,848
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,090	—	—	10,090
Other assets	1,503	11,091	15	—	12,609
Investments in affiliates	801,934	—	—	(801,934)	—
Total assets	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$4,552	$153,953	$524	$—	$159,029
Related parties	—	1,442	—	—	1,442
Accrued liabilities
Compensation and benefits	16,034	38,399	279	—	54,712
Interest payable	3,389	—	—	—	3,389
Other	1,958	36,617	7,003	(5,500)	40,078
Total current liabilities	25,933	230,411	7,806	(5,500)	258,650

Debt
Long-term debt	344,589	—	—	—	344,589

Other
Compensation and benefits	93,355	—	—	—	93,355
Other long-term liabilities	10,309	7,033	—	—	17,342
	103,664	7,033	—	—	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(123,711)	—	—	—	(123,711)
Additional paid-in capital	508,066	—	—	—	508,066
Accumulated other comprehensive loss	(93,015)	—	—	—	(93,015)
Retained earnings	242,896	—	—	—	242,896
Subsidiary equity	—	795,950	5,984	(801,934)	—
Total stockholders' equity	534,670	795,950	5,984	(801,934)	534,670
Total liabilities and stockholders' equity	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2016 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$4,950	$19,279	$145	$(19,424)	$4,950
Items in net income not using (providing) cash
Equity in net income of affiliates	(19,424)	—	—	19,424	—
Depreciation and amortization, including deferred financing costs and other	797	14,585	283	—	15,665
Stock-based compensation	1,693	—	—	—	1,693
Pension expense	739	—	—	—	739
Deferred income taxes	1,449	—	—	—	1,449
Change of fair value of interest rate swaps	69	—	—	—	69
Other	—	(114)	—	—	(114)
Decrease (increase) in working capital, net of acquisitions
Receivables	229	(77,651)	(886)	—	(78,308)
Inventories	—	(37,871)	(495)	—	(38,366)
Prepaid expenses and other	(1,957)	5,427	(228)	(5,500)	(2,258)
Accounts payable and accrued liabilities	11,311	74,487	(5,516)	5,500	85,782
Pension contributions	(2,340)	—	—	—	(2,340)
Income taxes payable	10,732	—	—	—	10,732
Other	810	213	465	—	1,488
Net cash provided by (used for) operations	9,058	(1,645)	(6,232)	—	1,181
Cash provided by (used for) investment
Expenditures for property and equipment	(695)	(14,710)	(56)	—	(15,461)
Acquisitions of businesses and facilities	—	(215,603)	—	—	(215,603)
Proceeds from sales of assets and other	—	145	(1)	—	144
Net cash used for investment	(695)	(230,168)	(57)	—	(230,920)
Cash provided by (used for) financing
Borrowings of long-term debt	130,000	—	—	—	130,000
Treasury stock purchased	(2,632)	—	—	—	(2,632)
Financing costs	(493)	—	—	—	(493)
Tax withholding payments on stock-based awards	(383)	—	—	—	(383)
Other	(2)	(60)	—	—	(62)
Due to (from) affiliates	(238,166)	231,873	6,293	—	—
Net cash provided by (used for) financing	(111,676)	231,813	6,293	—	126,430
Net increase (decrease) in cash and cash equivalents	(103,313)	—	4	—	(103,309)
Balance at beginning of the period	184,434	11	51	—	184,496
Balance at end of the period	$81,121	$11	$55	$—	$81,187

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Three Months Ended March 31, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$7,617	$24,510	$(123)	$(24,387)	$7,617
Items in net income not using (providing) cash
Equity in net income of affiliates	(24,387)	—	—	24,387	—
Depreciation and amortization, including deferred financing costs and other	437	13,239	290	—	13,966
Stock-based compensation	1,205	—	—	—	1,205
Pension expense	2,082	—	—	—	2,082
Deferred income taxes	408	—	—	—	408
Other	(447)	(70)	—	—	(517)
Decrease (increase) in working capital
Receivables	(135)	(38,655)	(400)	—	(39,190)
Inventories	—	(36,290)	(1,716)	—	(38,006)
Prepaid expenses and other	(2,597)	1,367	(18)	—	(1,248)
Accounts payable and accrued liabilities	4,326	37,932	(659)	—	41,599
Pension contributions	(12,919)	—	—	—	(12,919)
Income taxes payable	11,358	—	—	—	11,358
Other	(2,001)	(338)	—	—	(2,339)
Net cash provided by (used for) operations	(15,053)	1,695	(2,626)	—	(15,984)
Cash provided by (used for) investment
Expenditures for property and equipment	(123)	(12,486)	(9)	—	(12,618)
Proceeds from sales of assets and other	—	104	(5)	—	99
Net cash used for investment	(123)	(12,382)	(14)	—	(12,519)
Cash provided by (used for) financing
Tax withholding payments on stock-based awards	(1,063)	—	—	—	(1,063)
Other	533	—	—	—	533
Due to (from) affiliates	(13,350)	10,697	2,653	—	—
Net cash provided by (used for) financing	(13,880)	10,697	2,653	—	(530)
Net increase (decrease) in cash and cash equivalents	(29,056)	10	13	—	(29,033)
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$134,456	$33	$27	$—	$134,516

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2015 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2015 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures plywood, engineered wood products (EWP), ponderosa pine lumber, studs, and particleboard; (ii) Building Materials Distribution, which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 12, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $13.4 million during the three months ended March 31, 2016, compared with income from operations of $17.7 million during the three months ended March 31, 2015. In our Wood Products segment, income decreased $15.0 million to $5.9 million for the three months ended March 31, 2016, from $20.9 million for the three months ended March 31, 2015. The decrease was due primarily to lower plywood and lumber sales prices, as well as acquisition related expenses of $3.5 million, offset partially by improved sales volumes and prices of EWP and lower log costs. In our Building Materials Distribution segment, income increased $10.0 million to $13.4 million for the three months ended March 31, 2016, from $3.3 million for the three months ended March 31, 2015, driven primarily by a higher gross margin of $16.9 million, offset partially by increased selling and distribution expenses of $5.9 million. These changes are discussed further in "Our Operating Results" below.

On March 31, 2016, we completed the purchase of two engineered lumber production facilities located in Thorsby, Alabama, and Roxboro, North Carolina (Acquisition) for an aggregate purchase price of $215.6 million, including closing date estimated working capital of $25.6 million, which is subject to post-closing adjustments. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States.

At March 31, 2016, we had $81.2 million of cash and cash equivalents and $288.9 million of unused committed bank line availability under our Revolving Credit Facility. We used $103.3 million of cash during the three months ended March 31, 2016. The net decrease in cash was primarily due to the Acquisition, which was partially financed through new borrowings. A further description of our cash sources and uses for the three month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of April 2016, the Blue Chip Economic Indicators consensus forecast for 2016 single- and multi-family housing starts in the U.S. was 1.23 million units, compared with actual housing starts of 1.11 million in 2015 and 1.00 million in 2014, as reported by the U.S. Census Bureau. Single-family housing starts are a primary driver of our sales, and although housing starts are projected to be higher in 2016 than in 2015, the mix of housing starts in recent years has included a lower proportion of single-family detached units, which typically have higher building product usage per start than multi-family units. We estimate that a detached single-family unit uses approximately three times more building products than a typical multi-family unit, based on higher square footage per unit as well as greater materials usage per square foot.

We believe continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience modest demand growth for the products we manufacture and distribute in 2016 and we remain optimistic that the overall improvement in demand for our products will continue as household formation rates and residential construction recover to historic trend levels. Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, inventory levels in our distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand further improves.

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

•	declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	cost of compliance with government regulations, in particular environmental regulations;

•	exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	restrictive covenants contained in our debt agreements;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2015 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(millions)
Sales	$880.7	$809.9

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	769.5	705.0
Depreciation and amortization	15.2	13.6
Selling and distribution expenses	68.0	61.9
General and administrative expenses	16.1	12.0
Other (income) expense, net	(1.6)	(0.3)
	867.3	792.2

Income from operations	$13.4	$17.7

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	87.4%	87.1%
Depreciation and amortization	1.7	1.7
Selling and distribution expenses	7.7	7.6
General and administrative expenses	1.8	1.5
Other (income) expense, net	(0.2)	—
	98.5%	97.8%

Income from operations	1.5%	2.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31
	2016	2015
	(thousands)
U.S. Housing Starts (a)
Single-family	171.0	139.9
Multi-family	74.7	74.7
	245.7	214.6

	(millions)
Segment Sales
Wood Products	$303.5	$309.3
Building Materials Distribution	717.3	622.9
Corporate and Other	0.2	—
Intersegment eliminations	(140.2)	(122.3)
	$880.7	$809.9

	(millions)
Wood Products
Sales Volumes
Plywood (sq. ft.) (3/8" basis)	380	412
Laminated veneer lumber (LVL) (cubic feet)	3.6	2.8
I-joists (equivalent lineal feet)	50	41
Lumber (board feet)	48	48

	(dollars per unit)
Wood Products
Average Net Selling Prices
Plywood (1,000 sq. ft.) (3/8" basis)	$261	$312
Laminated veneer lumber (LVL) (cubic foot)	16.74	16.48
I-joists (1,000 equivalent lineal feet)	1,138	1,098
Lumber (1,000 board feet)	451	510

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	47.2%	48.4%
General line	34.4%	34.7%
Engineered wood	18.4%	16.9%

Gross margin percentage (b)	11.4%	10.4%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2016, total sales increased $70.8 million, or 9%, to $880.7 million from $809.9 million during the three months ended March 31, 2015. The change in sales was driven primarily by the changes in sales volumes and prices, as described below, for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2016, total U.S. housing starts increased 14%, with single-family starts up 22% from the same period in 2015. Average composite lumber and average composite panel prices for the three months ended March 31, 2016, were 11% and 8% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

Wood Products.  Sales, including sales to our Building Materials Distribution segment, decreased $5.9 million, or 2%, to $303.5 million for the three months ended March 31, 2016, from $309.3 million for the three months ended March 31, 2015. The decrease in sales was driven primarily by decreases in plywood and lumber sales prices of 16% and 12%, respectively, resulting in decreased sales of $19.2 million and $2.9 million, respectively, as well as a decrease in plywood sales volumes of 8%, or $10.1 million in sales. These decreases were offset partially by increases in sales volumes of laminated veneer lumber (LVL) and I-joists of 26% and 23%, respectively, resulting in increased sales of $12.0 million and $10.3 million, respectively. In addition, sales price increases of 4% in I-joists and 2% in LVL contributed $2.0 million and $0.9 million, respectively, to the increase in sales. Lumber sales volumes were relatively flat compared with the three months ended March 31, 2015.

Building Materials Distribution.  Sales increased $94.3 million, or 15%, to $717.3 million for the three months ended March 31, 2016, from $622.9 million for the three months ended March 31, 2015. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume increases of 19%, offset partially by a decrease in sales prices of 4%. By product line, commodity sales increased 12%, or $37.0 million, general line product sales increased 14%, or $31.0 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 25%, or $26.3 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $64.5 million, or 9%, to $769.5 million for the three months ended March 31, 2016, compared with $705.0 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP and higher per-unit costs of OSB of 10%, compared with first quarter 2015, offset partially by lower per-unit log costs of 3%. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 350 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher labor, wood fiber, and other manufacturing costs as a percent of sales. In our Building Materials Distribution (BMD) segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with first quarter 2015. However, the Building Materials Distribution segment MLO rate improved 100 basis points compared with first quarter 2015 due to improved commodity product margins, as well as improved sales of general line products, which typically carry higher product margins than commodity products. While overall average composite prices were down during the three months ended March 31, 2016, dimension lumber prices trended upward in the second half of the quarter. This upward trend in dimension lumber prices during the period was a significant driver in BMD's higher gross margin percentage compared to the three months ended March 31, 2015, when both composite panel and lumber prices trended downward and negatively impacted BMD's gross margin percentages.

Depreciation and amortization expenses increased $1.7 million, or 12%, to $15.2 million for the three months ended March 31, 2016, compared with $13.6 million during the same period in the prior year. The increase was due primarily to purchases of property and equipment.

Selling and distribution expenses increased $6.2 million, or 10%, to $68.0 million for the three months ended March 31, 2016, compared with $61.9 million during the same period in the prior year. The increase was due primarily to higher employee-related expenses and shipping costs of $2.8 million and $2.1 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment. In addition, other administrative and selling related expenses increased $0.9 million.

General and administrative expenses increased $4.0 million, or 34%, to $16.1 million for the three months ended March 31, 2016, compared with $12.0 million for the same period in the prior year, due primarily to acquisition related expenses of $3.5 million in our Wood Products segment and increased employee-related expenses of $0.7 million.

Other (income) expense, net, for the three months ended March 31, 2016 was $1.6 million, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment. For the three months ended March 31, 2015, other (income) expense, net, was insignificant.

Income From Operations

Income from operations decreased $4.3 million to $13.4 million for the three months ended March 31, 2016, compared with $17.7 million for the three months ended March 31, 2015.

Wood Products.  Segment income decreased $15.0 million to $5.9 million for the three months ended March 31, 2016, compared with $20.9 million for the three months ended March 31, 2015. The decrease in segment income was due primarily to lower plywood and lumber sales prices, as well as acquisition related expenses of $3.5 million. These decreases were offset partially by improved sales volumes and prices of EWP, as well as lower log costs.

Building Materials Distribution.  Segment income increased $10.0 million to $13.4 million for the three months ended March 31, 2016, from $3.3 million for the three months ended March 31, 2015. The increase in segment income was driven primarily by a higher gross margin of $16.9 million, including an improvement in gross margin percentage of 100 basis points, offset partially by increased selling and distribution expenses of $5.9 million.

Corporate and Other.  Segment loss decreased $1.0 million to $5.7 million for the three months ended March 31, 2016, from $6.7 million for the three months ended March 31, 2015, primarily due to lower pension expense.

Income Tax Provision

For the three months ended March 31, 2016 and 2015, we recorded $2.9 million and $4.6 million, respectively, of income tax expense and had an effective rate of 37.2% and 37.5%, respectively. During the three months ended March 31, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits. During the three months ended March 31, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction.

Liquidity and Capital Resources

We ended first quarter 2016 with $81.2 million of cash and cash equivalents and $474.4 million of long-term debt. At March 31, 2016, we had $370.1 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $103.3 million of cash during the three months ended March 31, 2016. The net decrease in cash was primarily due to the Acquisition, which was partially financed through new borrowings. A further description of our cash sources and uses for the three month comparative periods are noted below.

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

	Three Months Ended March 31
	2016	2015
	(thousands)
Net cash provided by (used for) operations	$1,181	$(15,984)
Net cash used for investment	(230,920)	(12,519)
Net cash provided by (used for) financing	126,430	(530)

Operating Activities

For the three months ended March 31, 2016, our operating activities generated $1.2 million of cash, compared with $16.0 million of cash used in the same period in 2015. The $17.2 million improvement in cash provided by operations was due primarily to a $10.6 million decrease in pension contributions, a $10.0 million improvement in income from the Building Materials Distribution segment, and an increase in income tax refunds, net of taxes paid, of $2.2 million, as well as a $33.2 million increase in working capital during the three months ended March 31, 2016, compared with a $36.8 million increase for the same period in the prior year. These changes were offset partially by a $15.0 million decrease in the Wood Products segment income. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increases in working capital in both periods were primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 19% and 5%, comparing sales for the months of March 2016 and 2015 with sales for the months of December 2015 and 2014, respectively. The increase in accounts payable and accrued liabilities provided $85.8 million of cash during the three months ended March 31, 2016, compared with $41.6 million in the same period a year ago. During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the three months ended March 31, 2016, we used $215.6 million for the Acquisition. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States. During the three months ended March 31, 2016 and 2015, we used $15.5 million and $12.6 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2016 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases.

Financing Activities

During the three months ended March 31, 2016, our financing activities generated $126.4 million of cash, primarily from the issuance of a new $75.0 million term loan (Term Loan) and $55.0 million in borrowings under our revolving credit facility to fund the Acquisition. For more information related to our debt structure, see the discussion in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

The cash received from new borrowings was offset partially by the repurchase of 180,100 shares of our common stock for $2.6 million. For more information related to our common stock repurchase program, see the discussion in Note 10, Stockholders' Equity, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2015, except for entering into a new $75 million secured term loan and two interest rate swap agreements. For more information, see Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

Off-Balance-Sheet Activities

At March 31, 2016, and December 31, 2015, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2016, there have been no material changes to the guarantees disclosed in our 2015 Form 10-K.

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

Employees

As of April 24, 2016, we had approximately 6,180 employees. Approximately 25% of these employees work pursuant to collective bargaining agreements. As of April 24, 2016, we had nine collective bargaining agreements. Four agreements, covering approximately 662 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility are set to expire on May 31, 2016 and two agreements covering approximately 48 employees at our Billings BMD facility and Vancouver BMD facility are set to expire on March 31, 2017. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of March 31, 2016, there have been no material changes to financial market risks disclosed in our 2015 Form 10-K, except for changes to interest rate risk.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2016, we had $180.0 million of variable-rate debt outstanding. Based on the amount of variable-rate debt outstanding at March 31, 2016, a 1% increase in interest rates would result in $1.8 million of incremental interest expense. Our objective is to limit the variability of interest payments on our debt. To meet this objective, management may enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

On February 16, 2016 and March 31, 2016, we entered into two interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2016, we recorded a long-term asset of $358 thousand recorded in "Other assets" on our Consolidated Balance Sheets and a long-term liability of $427 thousand recorded in "Other long-term liabilities" on our Consolidated Balance Sheets, each representing the fair value of the interest rate swap agreements. Based on the amount of variable-rate debt outstanding at March 31, 2016, the interest rate swaps would reduce the incremental interest expense from a 1% increase in interest rates from $1.8 million to $550 thousand.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. At March 31, 2016, there have been no material changes to our critical accounting estimates from those disclosed in our 2015 Form 10-K, except as noted below.

Business Combinations
From time to time, we may enter into material business combinations. We allocate the total purchase price of a business combination to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values (fair value is determined using the income approach, cost approach and/or market approach) of inventory, property, plant, and equipment, and identifiable intangible assets, among others. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. Additionally, we expense any acquisition-related costs as incurred in connection with each business combination.
Significant estimates and assumptions in estimating the fair value of customer relationships and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. As of March 31, 2016, there have been no material changes in our exposure to market risk from those disclosed in our 2015 Form 10-K, except as disclosed in "Disclosures of Financial Market Risks" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures.

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

Changes in Internal Control Over Financial Reporting

On March 31, 2016, we completed the acquisition of two engineered lumber production facilities. In connection with integrating these facilities, we are evaluating and, where necessary, will implement changes in controls and procedures at the facilities as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2015 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission and the risk factor below related to our recent acquisition. We do not assume an obligation to update any forward-looking statement.

Our strategy includes pursuing acquisitions. We may be unable to efficiently integrate acquired operations or successfully complete potential acquisitions.

We may not be able to integrate the operations of acquired businesses, including the engineered lumber production facilities located in Thorsby, Alabama, and Roxboro, North Carolina, in an efficient and cost-effective manner or without significant disruption to our existing operations or realize expected synergies. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. In the future, we may be unable to successfully complete potential acquisitions due to multiple factors, including those noted above, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results and cash flows.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During first quarter 2016, we repurchased 180,100 shares under the Program at a cost of approximately $2.6 million, or an average of $14.62 per share. Set forth below is information regarding the Company's share repurchases during the first quarter ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	1,277,089
February 1, 2016 - February 29, 2016	180,100	14.62	180,100	1,096,989
March 1, 2016 - March 31, 2016	—	—	—	1,096,989
Total	180,100	$14.62	180,100	1,096,989

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 2, 2016

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016

Number	Description

2.1*†
Asset Purchase Agreement, dated as of December 18, 2015, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company (incorporated by reference from Boise Cascade Company’s current Report on Form 8-K/A filed on February 19, 2016)

2.2*
First Amendment to Asset Purchase Agreement, dated as of March 31, 2016, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company (incorporated by reference from Boise Cascade Company’s current Report on Form 8-K filed on April 1, 2016)

10.1
Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

10.2
Term Loan Agreement, dated as of March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger.

10.3	Form of 2016 Restricted Stock Unit Agreement

10.4	Form of 2016 Performance Stock Unit Agreement

10.5	Form of 2016 Performance Stock Unit Transition Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules were omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

†
Certain portions were omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission. Omitted information was filed separately with the Securities and Exchange Commission.