Form 10-Q
period 2016-06-30
BOISE CASCADE Co
filed 2016-07-28
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 38,750,677 shares of the registrant's $0.01 par value common stock outstanding on July 22, 2016.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands, except per-share data)
Sales	$1,043,773	$955,397	$1,924,468	$1,765,300

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	894,715	824,583	1,664,259	1,529,622
Depreciation and amortization	18,552	13,281	33,790	26,868
Selling and distribution expenses	76,855	68,254	144,896	130,134
General and administrative expenses	15,612	12,018	31,664	24,026
Other (income) expense, net	172	(98)	(1,413)	(397)
	1,005,906	918,038	1,873,196	1,710,253

Income from operations	37,867	37,359	51,272	55,047

Foreign currency exchange gain (loss)	28	41	226	(66)
Interest expense	(6,427)	(5,591)	(12,229)	(11,072)
Interest income	27	58	176	148
Change in fair value of interest rate swaps	(1,532)	—	(1,601)	—
	(7,904)	(5,492)	(13,428)	(10,990)

Income before income taxes	29,963	31,867	37,844	44,057
Income tax provision	(10,735)	(11,637)	(13,666)	(16,210)
Net income	$19,228	$20,230	$24,178	$27,847

Weighted average common shares outstanding:
Basic	38,814	39,494	38,834	39,496
Diluted	38,972	39,600	38,850	39,604

Net income per common share:
Basic	$0.50	$0.51	$0.62	$0.71
Diluted	$0.49	$0.51	$0.62	$0.70

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands)
Net income	$19,228	$20,230	$24,178	$27,847
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $-, $7,422, $-, and $7,422, respectively	—	11,923	—	11,923
Amortization of actuarial loss, net of tax of $184, $504, $368, and $1,117, respectively	294	808	588	1,793
Effect of settlements, net of tax of $-, $-, $114, and $192, respectively	—	—	183	309
Other comprehensive income, net of tax	294	12,731	771	14,025
Comprehensive income	$19,522	$32,961	$24,949	$41,872

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2016	December 31, 2015
	(thousands)
ASSETS
Current
Cash and cash equivalents	$96,089	$184,496
Receivables
Trade, less allowances of $1,121 and $1,734	278,704	187,138
Related parties	376	1,065
Other	7,388	10,861
Inventories	461,998	384,857
Prepaid expenses and other	10,755	17,153
Total current assets	855,310	785,570

Property and equipment, net	552,776	402,666
Timber deposits	12,246	15,848
Goodwill	55,433	21,823
Intangible assets, net	15,893	10,090
Other assets	11,830	12,609
Total assets	$1,503,488	$1,248,606

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2016	December 31, 2015
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$247,740	$159,029
Related parties	1,954	1,442
Accrued liabilities
Compensation and benefits	57,250	54,712
Interest payable	3,403	3,389
Other	50,786	40,078
Total current liabilities	361,133	258,650

Debt
Long-term debt	464,586	344,589

Other
Compensation and benefits	93,614	93,355
Other long-term liabilities	24,136	17,342
	117,750	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,518 and 43,413 shares issued, respectively	435	434
Treasury stock, 4,767 and 4,587 shares at cost, respectively	(126,343)	(123,711)
Additional paid-in capital	511,097	508,066
Accumulated other comprehensive loss	(92,244)	(93,015)
Retained earnings	267,074	242,896
Total stockholders' equity	560,019	534,670
Total liabilities and stockholders' equity	$1,503,488	$1,248,606

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2016	2015
	(thousands)
Cash provided by (used for) operations
Net income	$24,178	$27,847
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	34,661	27,638
Stock-based compensation	3,866	2,898
Pension expense	1,212	2,881
Deferred income taxes	3,901	7,187
Change in fair value of interest rate swaps	1,601	—
Other	72	(622)
Decrease (increase) in working capital, net of acquisitions
Receivables	(76,937)	(61,885)
Inventories	(59,304)	(20,653)
Prepaid expenses and other	(4,508)	(3,375)
Accounts payable and accrued liabilities	96,403	78,457
Pension contributions	(2,778)	(53,203)
Income taxes payable	18,696	14,499
Other	4,955	(1,954)
Net cash provided by operations	46,018	19,715

Cash provided by (used for) investment
Expenditures for property and equipment	(35,101)	(31,433)
Acquisitions of businesses and facilities	(215,900)	—
Proceeds from sales of assets and other	255	263
Net cash used for investment	(250,746)	(31,170)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	352,700	50,000
Payments on revolving credit facility	(232,700)	—
Treasury stock purchased	(2,632)	(6,109)
Financing costs	(543)	(655)
Tax withholding payments on stock-based awards	(383)	(1,063)
Other	(121)	660
Net cash provided by financing	116,321	42,833

Net increase (decrease) in cash and cash equivalents	(88,407)	31,378

Balance at beginning of the period	184,496	163,549

Balance at end of the period	$96,089	$194,927

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2016, and December 31, 2015, we had $3.9 million and $7.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At June 30, 2016, and December 31, 2015, we had $32.2 million and $27.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.5 million for both the three months ended June 30, 2016 and 2015, and $8.9 million and $9.0 million for the six months ended June 30, 2016 and 2015, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	June 30, 2016	December 31, 2015
	(thousands)
Finished goods and work in process	$365,058	$292,826
Logs	57,648	58,299
Other raw materials and supplies	39,292	33,732
	$461,998	$384,857

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2016	December 31, 2015
	(thousands)
Land	$38,696	$36,876
Buildings	127,239	106,269
Improvements	49,023	46,205
Mobile equipment, information technology, and office furniture	117,194	109,702
Machinery and equipment	579,355	437,433
Construction in progress	38,128	34,661
	949,635	771,146
Less accumulated depreciation	(396,859)	(368,480)
	$552,776	$402,666

As of June 30, 2016, $149.1 million of property and equipment relates to two engineered wood products facilities acquired by us on March 31, 2016. For more information, see Note 5, Acquisitions.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of June 30, 2016, and December 31, 2015, we held $69.4 million and $170.2 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2016 and December 31, 2015, the book value of our fixed-rate debt for each period was $300.0 million, and the fair value was estimated to be $306.0 million and $309.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans and revolving credit facility are based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans and revolving credit facility are based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans and revolving credit facility approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which are measured based on Level 2 inputs.

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

On February 16, 2016 and March 31, 2016, we entered into two interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2016, we recorded a long-term liability of $1.6 million recorded in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2016, and December 31, 2015, receivables from two customers each accounted for approximately 12% and 10%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

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

For the three and six months ended June 30, 2016, we recorded $10.7 million and $13.7 million, respectively, of income tax expense and had an effective rate of 35.8% and 36.1%, respectively. For the three and six months ended June 30, 2015, we recorded $11.6 million and $16.2 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.8%, respectively. During the three and six months ended June 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits. During the three and six months ended June 30, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction.

During the six months ended June 30, 2016 and 2015, refunds received, net of cash paid for taxes, were $8.9 million and $5.5 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands, except per-share data)
Net income	$19,228	$20,230	$24,178	$27,847
Weighted average common shares outstanding during the period (for basic calculation)	38,814	39,494	38,834	39,496
Dilutive effect of other potential common shares	158	106	16	108
Weighted average common shares and potential common shares (for diluted calculation)	38,972	39,600	38,850	39,604

Net income per common share - Basic	$0.50	$0.51	$0.62	$0.71
Net income per common share - Diluted	$0.49	$0.51	$0.62	$0.70

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million shares and no shares of common stock, respectively, in the three months ended June 30, 2016 and 2015, and 0.6 million shares and 0.1 million shares of common stock, respectively, in the six months ended June 30, 2016 and 2015. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisitions

On March 31, 2016, our wholly owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of Georgia-Pacific LLC's and certain of its affiliates' (collectively, "GP") engineered wood products facilities located in Thorsby, Alabama, and Roxboro, North Carolina, for an aggregate purchase price of $215.9 million, including a post-closing adjustment of $0.3 million based upon a working capital target (the Acquisition). We funded the Acquisition and related costs with cash on hand, a new $75.0 million term loan, and a $55.0 million draw under our revolving credit facility. Acquisition-related costs of $3.5 million are recorded in "General and administrative expenses" in our Consolidated Statements of

Operations for the six months ended June 30, 2016. For additional information on the new term loan and draw under our revolving credit facility, see Note 7, Debt.

These facilities complement our existing EWP business and position us to support customers as the U.S. housing recovery continues in the years ahead. The additional EWP capacity will also help us cost effectively deliver products to our customers in the eastern and southeastern United States. Sales, including sales to our Building Materials Distribution segment, and income from operations (excluding sales and marketing costs) from these facilities of $23.4 million and $1.5 million, respectively, were reported as part of the Wood Products segment for second quarter 2016.

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

The following table summarizes the final allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Acquisition:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$10,467
Inventories	17,837
Property and equipment	149,135
Other assets	619
Intangible assets:
Customer relationships	6,000
Goodwill	33,610
Assets acquired	217,668

Accrued liabilities	1,768
Liabilities assumed	1,768

Net assets acquired	$215,900

Pro Forma Financial Information

The following pro forma financial information presents the combined results of operations as if the two GP engineered wood products facilities had been combined with us on January 1, 2015. The pro forma financial information also gives effect to the issuance of a $75.0 million term loan due March 30, 2026 and a $55.0 million draw under our revolving credit facility to partially finance the Acquisition, as if such transactions had occurred on January 1, 2015. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transactions in fact occurred on January 1, 2015. They also do not reflect any revenue enhancements or cost savings, operating synergies, customer attrition, or incremental depreciation upon the restart of laminated veneer lumber assets at Roxboro.

	Pro Forma
	Three Months Ended June 30	Six Months Ended June 30
	2015	2016	2015
	(unaudited, thousands, except per-share data)
Sales	$978,674	$1,951,662	$1,806,857
Net income (a)	$20,710	$27,281	$27,899
Net income per common share - Basic	$0.52	$0.70	$0.71
Net income per common share - Diluted	$0.52	$0.70	$0.70
___________________________________

(a)
The pro forma financial information for the six months ended June 30, 2016, was adjusted to exclude $3.5 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products		Corporate and Other	Total
	(thousands)
Balance at December 31, 2015	$5,593	$16,230		$—	$21,823
Additions	—	33,610	(a)	—	33,610
Balance at June 30, 2016	$5,593	$49,840		$—	$55,433
___________________________________

(a)	Represents the acquisition of GP's two engineered wood products facilities. For additional information, see Note 5, Acquisitions.

At June 30, 2016 and December 31, 2015, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. Amortization expense is expected to be approximately $0.7 million per year for the next five years.

Intangible assets consisted of the following:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,400	(407)	6,993
	$16,300	$(407)	$15,893

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(210)	1,190
	$10,300	$(210)	$10,090

7.	Debt

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(thousands)
Term loan	$75,000	$—
Asset-based revolving credit facility	45,000	—
Asset-based credit facility term loan	50,000	50,000
6.375% senior notes	299,990	299,990
Unamortized premium on 6.375% senior notes	1,105	1,215
Deferred financing costs	(6,509)	(6,616)
Long-term debt	$464,586	$344,589

Term Loan

On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and the banks named therein as lenders. The Term Loan Agreement was for a $75.0 million secured term loan (Term Loan). The outstanding principal balance of the Term Loan amortizes and is payable in equal installments of $10 million per year on each of the sixth, seventh, eighth, and ninth anniversaries of the Closing Date. The remaining principal balance is due and payable on March 30, 2026. The Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of Term Loan repaid may not be subsequently re-borrowed.

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

Proceeds from the Term Loan were used to partially finance the purchase of Georgia-Pacific LLC’s engineered wood products facilities in Thorsby, Alabama and Roxboro, North Carolina (Acquired Facilities). The Term Loan is secured by a first priority mortgage on the Acquired Facilities and a first priority security interest on the equipment and certain tangible personal property located therein. For additional information on the Acquired Facilities, see Note 5, Acquisitions.

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) maturing on April 30, 2020 and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 11, 2016, we entered into the second amendment to the Amended Agreement so that the LIBOR rate for the ABL Term Loan is determined and adjusted on a monthly basis rather than a daily basis. On June 30, 2016, we entered into a joinder and revolver increase agreement that increased the aggregate revolving commitments from $350 million to $370 million. Also on June 30, 2016, we entered into the third amendment to the Amended Agreement to make certain modifications to the definition of eligible accounts in the Amended Agreement to increase the concentration limit related to certain accounts owed to the borrowers for purposes of determining borrowing base.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equityholders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2016, was $319.1 million.

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

At June 30, 2016, we had $45.0 million outstanding under the Revolving Credit Facility and $5.9 million of letters of credit outstanding. At December 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility and $5.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduced our borrowing capacity under the Revolving Credit Facility by an equivalent amount. During the six months ended June 30, 2016, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $101.5 million, respectively, and the average interest rate on borrowings was approximately 1.69%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2016 and 2015, cash payments for interest were $11.2 million and $10.1 million, respectively.

8.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands)
Service cost	$282	$239	$567	$714
Interest cost	4,789	4,744	9,571	9,451
Expected return on plan assets	(5,076)	(5,495)	(10,179)	(10,695)
Amortization of actuarial loss	478	1,311	956	2,910
Plan settlement loss	—	—	297	501
Net periodic benefit expense	$473	$799	$1,212	$2,881

In the first six months of 2016, we contributed $2.8 million in cash to the pension plans. For the remainder of 2016, we expect to make approximately $1.0 million in additional cash contributions to the pension plans.

9.	Stock-Based Compensation

In February 2016 and 2015, we granted two types of stock-based awards under the 2013 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2016, we granted 418,344 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2016 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2016 EBITDA, defined as income before interest (interest expense, interest income, and change in fair value of interest rate swaps), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the six months ended June 30, 2015, we granted 116,325 PSUs to our officers and other employees, subject to performance and service conditions. During the 2015 performance period, participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the six months ended June 30, 2016 and 2015, we granted an aggregate of 330,678 and 139,535 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the six months ended June 30, 2016 and 2015, the total fair value of PSUs and RSUs vested was $1.8 million and $3.2 million.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the six months ended June 30, 2016:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	134,786	$35.09	153,343	$35.41
Granted	418,344	16.56	330,678	16.60
Vested	(32,057)	36.12	(71,956)	36.14
Forfeited (a)	(44,029)	35.04	(3,481)	22.01
Outstanding, June 30, 2016	477,044	$18.78	408,584	$20.17
__________________

(a)
Total PSUs forfeited during the six months ended June 30, 2016 includes 40,726 shares related to the performance condition adjustment, as participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA.

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

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands)
PSUs	$1,168	$720	$1,874	$1,214
RSUs	1,005	841	1,911	1,403
Stock options	—	132	81	281
Total	$2,173	$1,693	$3,866	$2,898

The related tax benefit for the six months ended June 30, 2016 and 2015, was $1.5 million and $1.1 million, respectively. As of June 30, 2016, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $12.8 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 2.0 years.

10.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2016, we repurchased 180,100 shares under the Program at a cost of $2.6 million, or an average of $14.62 per share. During 2015, we repurchased 175,085 shares under the Program at a cost of $6.1 million, or $34.89 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of June 30, 2016, there were 1,096,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands)
Beginning Balance, net of taxes	$(92,538)	$(100,204)	$(93,015)	$(101,498)
Net actuarial gain, before taxes	—	19,345	—	19,345
Amortization of actuarial loss, before taxes (a)	478	1,312	956	2,910
Effect of settlements, before taxes (a)	—	—	297	501
Income taxes	(184)	(7,926)	(482)	(8,731)
Ending Balance, net of taxes	$(92,244)	$(87,473)	$(92,244)	$(87,473)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.5 million and $5.0 million, respectively, during the three months ended June 30, 2016 and 2015, and $9.2 million and $11.3 million, respectively, during the six months ended June 30, 2016 and 2015. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.9 million and $23.2 million, respectively, during the three months ended June 30, 2016 and 2015, and $43.4 million and $45.1 million, respectively, during the six months ended June 30, 2016 and 2015. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended June 30, 2016
Wood Products	$193.6	$152.7	$346.4	$16.3	$14.8	$31.1
Building Materials Distribution	850.0	—	850.0	29.1	3.4	32.5
Corporate and Other	0.1	—	0.1	(7.5)	0.4	(7.1)
Intersegment eliminations	—	(152.7)	(152.7)	—	—	—
	$1,043.8	$—	$1,043.8	37.9	$18.6	$56.4
Interest expense				(6.4)
Interest income				—
Change in fair value of interest rate swaps				(1.5)
				$30.0

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended June 30, 2015
Wood Products	$193.5	$146.4	$339.9	$23.7	$10.3	$34.1
Building Materials Distribution	761.9	0.2	762.1	19.6	2.9	22.5
Corporate and Other	—	—	—	(5.9)	0.1	(5.8)
Intersegment eliminations	—	(146.6)	(146.6)	—	—	—
	$955.4	$—	$955.4	37.4	$13.3	$50.7
Interest expense				(5.6)
Interest income				0.1
				$31.9

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Six Months Ended June 30, 2016
Wood Products	$356.9	$292.9	$649.8	$22.2	$26.4	$48.6
Building Materials Distribution	1,567.3	—	1,567.3	42.5	6.6	49.1
Corporate and Other	0.3	—	0.3	(13.2)	0.8	(12.4)
Intersegment eliminations	—	(292.9)	(292.9)	—	—	—
	$1,924.5	$—	$1,924.5	51.5	$33.8	$85.3
Interest expense				(12.2)
Interest income				0.2
Change in fair value of interest rate swaps				(1.6)
				$37.8

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Six Months Ended June 30, 2015
Wood Products	$380.5	$268.7	$649.2	$44.6	$21.1	$65.7
Building Materials Distribution	1,384.8	0.2	1,385.0	22.9	5.6	28.5
Corporate and Other	—	—	—	(12.5)	0.1	(12.4)
Intersegment eliminations	—	(268.9)	(268.9)	—	—	—
	$1,765.3	$—	$1,765.3	55.0	$26.9	$81.8
Interest expense				(11.1)
Interest income				0.1
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

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(millions)
Net income	$19.2	$20.2	$24.2	$27.8
Interest expense	6.4	5.6	12.2	11.1
Interest income	—	(0.1)	(0.2)	(0.1)
Change in fair value of interest rate swaps	1.5	—	1.6	—
Income tax provision	10.7	11.6	13.7	16.2
Depreciation and amortization	18.6	13.3	33.8	26.9
EBITDA	$56.4	$50.7	$85.3	$81.8

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2016, there have been no material changes to the above commitments disclosed in the 2015 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2016, there have been no material changes to the guarantees disclosed in the 2015 Form 10-K.

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2016
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$103	$1,039,139	$4,531	$—	$1,043,773
Intercompany	—	—	5,727	(5,727)	—
	103	1,039,139	10,258	(5,727)	1,043,773

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	258	891,237	9,263	(6,043)	894,715
Depreciation and amortization	428	17,842	282	—	18,552
Selling and distribution expenses	174	76,306	375	—	76,855
General and administrative expenses	6,767	8,529	—	316	15,612
Other (income) expense, net	13	32	127	—	172
	7,640	993,946	10,047	(5,727)	1,005,906

Income (loss) from operations	(7,537)	45,193	211	—	37,867

Foreign currency exchange gain (loss)	40	22	(34)	—	28
Interest expense	(6,391)	(36)	—	—	(6,427)
Interest income	7	20	—	—	27
Change in fair value of interest rate swaps	(1,532)	—	—	—	(1,532)
	(7,876)	6	(34)	—	(7,904)

Income (loss) before income taxes and equity in net income of affiliates	(15,413)	45,199	177	—	29,963
Income tax (provision) benefit	(10,767)	32	—	—	(10,735)

Income (loss) before equity in net income of affiliates	(26,180)	45,231	177	—	19,228
Equity in net income of affiliates	45,408	—	—	(45,408)	—
Net income	19,228	45,231	177	(45,408)	19,228

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	294	—	—	—	294
Other comprehensive income, net of tax	294	—	—	—	294
Comprehensive income	$19,522	$45,231	$177	$(45,408)	$19,522

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2016
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$289	$1,916,211	$7,968	$—	$1,924,468
Intercompany	—	—	11,239	(11,239)	—
	289	1,916,211	19,207	(11,239)	1,924,468

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	500	1,658,122	17,408	(11,771)	1,664,259
Depreciation and amortization	798	32,427	565	—	33,790
Selling and distribution expenses	337	143,753	806	—	144,896
General and administrative expenses	12,002	19,130	—	532	31,664
Other (income) expense, net	13	(1,592)	166	—	(1,413)
	13,650	1,851,840	18,945	(11,239)	1,873,196

Income (loss) from operations	(13,361)	64,371	262	—	51,272

Foreign currency exchange gain	67	99	60	—	226
Interest expense	(12,155)	(74)	—	—	(12,229)
Interest income	119	57	—	—	176
Change in fair value of interest rate swaps	(1,601)	—	—	—	(1,601)
	(13,570)	82	60	—	(13,428)

Income (loss) before income taxes and equity in net income of affiliates	(26,931)	64,453	322	—	37,844
Income tax (provision) benefit	(13,723)	57	—	—	(13,666)

Income (loss) before equity in net income of affiliates	(40,654)	64,510	322	—	24,178
Equity in net income of affiliates	64,832	—	—	(64,832)	—
Net income	24,178	64,510	322	(64,832)	24,178

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	588	—	—	—	588
Effect of settlements	183	—	—	—	183
Other comprehensive income, net of tax	771	—	—	—	771
Comprehensive income	$24,949	$64,510	$322	$(64,832)	$24,949

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$1,759,455	$5,845	$—	$1,765,300
Intercompany	—	—	9,892	(9,892)	—
	—	1,759,455	15,737	(9,892)	1,765,300

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	1,255	1,524,885	13,699	(10,217)	1,529,622
Depreciation and amortization	122	26,165	581	—	26,868
Selling and distribution expenses	869	128,256	1,009	—	130,134
General and administrative expenses	10,436	13,265	—	325	24,026
Other (income) expense, net	(247)	153	(303)	—	(397)
	12,435	1,692,724	14,986	(9,892)	1,710,253

Income (loss) from operations	(12,435)	66,731	751	—	55,047

Foreign currency exchange gain (loss)	(255)	177	12	—	(66)
Interest expense	(11,059)	(13)	—	—	(11,072)
Interest income	39	109	—	—	148
	(11,275)	273	12	—	(10,990)

Income (loss) before income taxes and equity in net income of affiliates	(23,710)	67,004	763	—	44,057
Income tax (provision) benefit	(16,267)	57	—	—	(16,210)

Income (loss) before equity in net income of affiliates	(39,977)	67,061	763	—	27,847
Equity in net income of affiliates	67,824	—	—	(67,824)	—
Net income	27,847	67,061	763	(67,824)	27,847

Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain	11,923	—	—	—	11,923
Amortization of actuarial loss	1,793	—	—	—	1,793
Effect of settlements	309	—	—	—	309
Other comprehensive income, net of tax	14,025	—	—	—	14,025
Comprehensive income	$41,872	$67,061	$763	$(67,824)	$41,872

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2016 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$96,030	$11	$48	$—	$96,089
Receivables
Trade, less allowances	36	277,624	1,044	—	278,704
Related parties	—	376	—	—	376
Other	850	6,220	318	—	7,388
Inventories	—	456,093	5,905	—	461,998
Prepaid expenses and other	8,143	2,467	145	—	10,755
Total current assets	105,059	742,791	7,460	—	855,310

Property and equipment, net	5,214	541,128	6,434	—	552,776
Timber deposits	—	12,246	—	—	12,246
Goodwill	—	55,433	—	—	55,433
Intangible assets, net	—	15,893	—	—	15,893
Other assets	761	11,069	—	—	11,830
Investments in affiliates	1,059,060	—	—	(1,059,060)	—
Total assets	$1,170,094	$1,378,560	$13,894	$(1,059,060)	$1,503,488

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at June 30, 2016 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$8,286	$238,256	$1,198	$—	$247,740
Related parties	—	1,954	—	—	1,954
Accrued liabilities	—	—	—	—
Compensation and benefits	16,808	40,026	416	—	57,250
Interest payable	3,403	—	—	—	3,403
Other	7,425	42,207	1,154	—	50,786
Total current liabilities	35,922	322,443	2,768	—	361,133

Debt
Long-term debt	464,586	—	—	—	464,586

Other
Compensation and benefits	93,614	—	—	—	93,614
Other long-term liabilities	15,953	7,739	444	—	24,136
	109,567	7,739	444	—	117,750

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	435	—	—	—	435
Treasury stock	(126,343)	—	—	—	(126,343)
Additional paid-in capital	511,097	—	—	—	511,097
Accumulated other comprehensive loss	(92,244)	—	—	—	(92,244)
Retained earnings	267,074	—	—	—	267,074
Subsidiary equity	—	1,048,378	10,682	(1,059,060)	—
Total stockholders' equity	560,019	1,048,378	10,682	(1,059,060)	560,019
Total liabilities and stockholders' equity	$1,170,094	$1,378,560	$13,894	$(1,059,060)	$1,503,488

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$184,434	$11	$51	$—	$184,496
Receivables
Trade, less allowances	8	186,488	642	—	187,138
Related parties	—	1,065	—	—	1,065
Other	925	9,712	224	—	10,861
Inventories	—	378,589	6,268	—	384,857
Prepaid expenses and other	15,032	7,620	1	(5,500)	17,153
Total current assets	200,399	583,485	7,186	(5,500)	785,570

Property and equipment, net	5,020	391,057	6,589	—	402,666
Timber deposits	—	15,848	—	—	15,848
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,090	—	—	10,090
Other assets	1,503	11,091	15	—	12,609
Investments in affiliates	801,934	—	—	(801,934)	—
Total assets	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$4,552	$153,953	$524	$—	$159,029
Related parties	—	1,442	—	—	1,442
Accrued liabilities
Compensation and benefits	16,034	38,399	279	—	54,712
Interest payable	3,389	—	—	—	3,389
Other	1,958	36,617	7,003	(5,500)	40,078
Total current liabilities	25,933	230,411	7,806	(5,500)	258,650

Debt
Long-term debt	344,589	—	—	—	344,589

Other
Compensation and benefits	93,355	—	—	—	93,355
Other long-term liabilities	10,309	7,033	—	—	17,342
	103,664	7,033	—	—	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(123,711)	—	—	—	(123,711)
Additional paid-in capital	508,066	—	—	—	508,066
Accumulated other comprehensive loss	(93,015)	—	—	—	(93,015)
Retained earnings	242,896	—	—	—	242,896
Subsidiary equity	—	795,950	5,984	(801,934)	—
Total stockholders' equity	534,670	795,950	5,984	(801,934)	534,670
Total liabilities and stockholders' equity	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2016 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$24,178	$64,510	$322	$(64,832)	$24,178
Items in net income not using (providing) cash
Equity in net income of affiliates	(64,832)	—	—	64,832	—
Depreciation and amortization, including deferred financing costs and other	1,669	32,427	565	—	34,661
Stock-based compensation	3,866	—	—	—	3,866
Pension expense	1,212	—	—	—	1,212
Deferred income taxes	3,901	—	—	—	3,901
Change of fair value of interest rate swaps	1,601	—	—	—	1,601
Other	27	45	—	—	72
Decrease (increase) in working capital, net of acquisitions
Receivables	47	(76,488)	(496)	—	(76,937)
Inventories	—	(59,667)	363	—	(59,304)
Prepaid expenses and other	(4,017)	5,153	(144)	(5,500)	(4,508)
Accounts payable and accrued liabilities	3,793	92,133	(5,023)	5,500	96,403
Pension contributions	(2,778)	—	—	—	(2,778)
Income taxes payable	18,695	1	—	—	18,696
Other	961	3,535	459	—	4,955
Net cash provided by (used for) operations	(11,677)	61,649	(3,954)	—	46,018
Cash provided by (used for) investment
Expenditures for property and equipment	(874)	(33,801)	(426)	—	(35,101)
Acquisitions of businesses and facilities	—	(215,900)	—	—	(215,900)
Proceeds from sales of assets and other	—	254	1	—	255
Net cash used for investment	(874)	(249,447)	(425)	—	(250,746)
Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	352,700	—	—	—	352,700
Payments on revolving credit facility	(232,700)	—	—	—	(232,700)
Treasury stock purchased	(2,632)	—	—	—	(2,632)
Financing costs	(543)	—	—	—	(543)
Tax withholding payments on stock-based awards	(383)	—	—	—	(383)
Other	(1)	(120)	—	—	(121)
Due to (from) affiliates	(192,294)	187,918	4,376	—	—
Net cash provided by (used for) financing	(75,853)	187,798	4,376	—	116,321
Net decrease in cash and cash equivalents	(88,404)	—	(3)	—	(88,407)
Balance at beginning of the period	184,434	11	51	—	184,496
Balance at end of the period	$96,030	$11	$48	$—	$96,089

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$27,847	$67,061	$763	$(67,824)	$27,847
Items in net income not using (providing) cash
Equity in net income of affiliates	(67,824)	—	—	67,824	—
Depreciation and amortization, including deferred financing costs and other	892	26,165	581	—	27,638
Stock-based compensation	2,898	—	—	—	2,898
Pension expense	2,881	—	—	—	2,881
Deferred income taxes	7,187	—	—	—	7,187
Other	(474)	(148)	—	—	(622)
Decrease (increase) in working capital
Receivables	93	(61,486)	(492)	—	(61,885)
Inventories	—	(18,993)	(1,660)	—	(20,653)
Prepaid expenses and other	(3,411)	25	11	—	(3,375)
Accounts payable and accrued liabilities	(2,927)	81,298	86	—	78,457
Pension contributions	(53,203)	—	—	—	(53,203)
Income taxes payable	14,500	—	(1)	—	14,499
Other	(2,095)	157	(16)	—	(1,954)
Net cash provided by (used for) operations	(73,636)	94,079	(728)	—	19,715
Cash provided by (used for) investment
Expenditures for property and equipment	(958)	(30,466)	(9)	—	(31,433)
Proceeds from sales of assets and other	—	273	(10)	—	263
Net cash used for investment	(958)	(30,193)	(19)	—	(31,170)
Cash provided by (used for) financing
Borrowings of long-term debt	50,000	—	—	—	50,000
Treasury stock purchased	(6,109)	—	—	—	(6,109)
Financing costs	(655)	—	—	—	(655)
Tax withholding payments on stock-based awards	(1,063)	—	—	—	(1,063)
Other	660	—	—	—	660
Due to (from) affiliates	63,152	(63,888)	736	—	—
Net cash provided by (used for) financing	105,985	(63,888)	736	—	42,833
Net increase (decrease) in cash and cash equivalents	31,391	(2)	(11)	—	31,378
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$194,903	$21	$3	$—	$194,927

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We recorded income from operations of $37.9 million during the three months ended June 30, 2016, compared with income from operations of $37.4 million during the three months ended June 30, 2015. In our Wood Products segment, income decreased $7.4 million to $16.3 million for the three months ended June 30, 2016, from $23.7 million for the three months ended June 30, 2015. The decrease in segment income was due primarily to lower plywood and lumber sales prices, as well as higher OSB costs used in the manufacture of I-joists. In addition, depreciation and amortization expense increased due to the acquisition of two engineered wood products facilities on March 31, 2016, and other capital expenditures. These decreases were offset partially by improved sales volumes and prices of EWP. In our Building Materials Distribution segment, income increased $9.5 million to $29.1 million for the three months ended June 30, 2016, from $19.6 million for the three months ended June 30, 2015, driven primarily by a higher gross margin of $18.8 million, offset partially by increased selling and distribution expenses and general and administrative expenses of $7.7 million and $1.0 million, respectively. These changes are discussed further in "Our Operating Results" below.

On March 31, 2016, we completed the purchase of two engineered wood products facilities located in Thorsby, Alabama, and Roxboro, North Carolina (Acquisition) for an aggregate purchase price of $215.9 million, including closing date working capital of $25.9 million. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States.

At June 30, 2016, we had $96.1 million of cash and cash equivalents and $319.1 million of unused committed bank line availability under our Revolving Credit Facility. We used $88.4 million of cash during the six months ended June 30, 2016. The net decrease in cash was primarily due to the Acquisition, which was partially financed through new borrowings. A further description of our cash sources and uses for the six month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of July 2016, the Blue Chip Economic Indicators consensus forecast for 2016 single- and multi-family housing starts in the U.S. was 1.20 million units, compared with actual housing starts of 1.11 million in 2015 and 1.00 million in 2014, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

We believe continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to continue to experience modest demand growth for the products we manufacture and distribute in 2016 and we remain optimistic that the overall improvement in demand for our products will continue as household formation rates and residential construction recover. Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, inventory levels in our distribution channels, and seasonal demand patterns. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity, and could also include temporary plant curtailments such as those recently taken in our plywood operations.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(millions)
Sales	$1,043.8	$955.4	$1,924.5	$1,765.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	894.7	824.6	1,664.3	1,529.6
Depreciation and amortization	18.6	13.3	33.8	26.9
Selling and distribution expenses	76.9	68.3	144.9	130.1
General and administrative expenses	15.6	12.0	31.7	24.0
Other (income) expense, net	0.2	(0.1)	(1.4)	(0.4)
	1,005.9	918.0	1,873.2	1,710.3

Income from operations	$37.9	$37.4	$51.3	$55.0

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.7%	86.3%	86.5%	86.6%
Depreciation and amortization	1.8	1.4	1.8	1.5
Selling and distribution expenses	7.4	7.1	7.5	7.4
General and administrative expenses	1.5	1.3	1.6	1.4
Other (income) expense, net	—	—	(0.1)	—
	96.4%	96.1%	97.3%	96.9%

Income from operations	3.6%	3.9%	2.7%	3.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(thousands)
U.S. Housing Starts (a)
Single-family	220.3	205.4	390.7	345.3
Multi-family	103.7	115.0	182.4	189.7
	324.0	320.4	573.1	535.0

	(millions)
Segment Sales
Wood Products	$346.4	$339.9	$649.8	$649.2
Building Materials Distribution	850.0	762.1	1,567.3	1,385.0
Corporate and Other	0.1	—	0.3	—
Intersegment eliminations	(152.7)	(146.6)	(292.9)	(268.9)
	$1,043.8	$955.4	$1,924.5	$1,765.3

	(millions)
Wood Products
Sales Volumes
Plywood (sq. ft.) (3/8" basis)	378	410	758	823
Laminated veneer lumber (LVL) (cubic feet)	4.6	3.5	8.2	6.3
I-joists (equivalent lineal feet)	65	57	115	97
Lumber (board feet)	49	56	97	104

	(dollars per unit)
Wood Products
Average Net Selling Prices
Plywood (1,000 sq. ft.) (3/8" basis)	$271	$302	$266	$307
Laminated veneer lumber (LVL) (cubic foot)	16.79	16.46	16.77	16.47
I-joists (1,000 equivalent lineal feet)	1,136	1,098	1,137	1,098
Lumber (1,000 board feet)	464	484	457	496

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	45.5%	45.2%	46.2%	46.6%
General line	36.5%	37.0%	35.6%	36.0%
Engineered wood	18.0%	17.8%	18.2%	17.4%

Gross margin percentage (b)	12.5%	11.5%	12.0%	11.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2016, total sales increased $88.4 million, or 9%, to $1,043.8 million from $955.4 million during the three months ended June 30, 2015. For the six months ended June 30, 2016, total sales increased $159.2 million, or 9%, to $1,924.5 million from $1,765.3 million for the same period in the prior year. The change in sales was driven primarily by the changes in sales volumes and prices, as described below, for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2016, total U.S. housing starts increased 1%, with single-family starts up 7% from the same period in 2015. On a year-to-date basis through June 2016, total housing starts increased 7%, with single-family up 13% from the same period in 2015. Average composite lumber and average composite panel prices for the three months ended June 30, 2016, were 7% and 1% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the six months ended June 30, 2016, average composite panel and average composite lumber prices were down 4% and 2%, respectively, compared with the same period in the prior year.

Wood Products.  Sales, including sales to our Building Materials Distribution segment (BMD), increased $6.5 million, or 2%, to $346.4 million for the three months ended June 30, 2016, from $339.9 million for the three months ended June 30, 2015. The increase in sales was driven primarily by increases in sales volumes of laminated veneer lumber (LVL) and I-joists of 33% and 14%, respectively, resulting in increased sales of $18.8 million and $9.0 million, respectively. These EWP volume increases were due primarily to our acquisition of two engineered wood products facilities on March 31, 2016, as well as increased volumes associated with improved housing starts. In addition, sales price increases of 3% in I-joists and 2% in LVL contributed $2.5 million and $1.5 million, respectively, to the increase in sales. These increases were offset partially by decreases in plywood and lumber sales prices of 10% and 4%, respectively, resulting in decreased sales of $12.0 million and $1.0 million, respectively, as well as decreases in plywood and lumber sales volumes of 8% and 12%, or $9.8 million and $3.2 million, respectively, in sales.

For the six months ended June 30, 2016, sales, including sales to BMD, increased $0.6 million to $649.8 million from $649.2 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes of laminated veneer lumber (LVL) and I-joists of 30% and 18%, respectively, resulting in increased sales of $30.8 million and $19.3 million, respectively. Increased EWP volumes associated with improved housing starts, as well as our acquisition noted above, were the primary contributing factors to these EWP volume increases. In addition, sales price increases of 4% in I-joists and 2% in LVL contributed $4.5 million and $2.5 million, respectively, to the increase in sales. These increases were offset by decreases in plywood and lumber sales prices of 13% and 8%, respectively, resulting in decreased sales of $31.1 million and $3.8 million, respectively, as well as decreases in plywood and lumber sales volumes of 8% and 6%, or $20.0 million and $3.3 million, respectively, in sales.

Building Materials Distribution.  Sales increased $88.0 million, or 12%, to $850.0 million for the three months ended June 30, 2016, from $762.1 million for the three months ended June 30, 2015. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume increases of 13%, offset partially by a decrease in sales prices of 1%. By product line, commodity sales increased 12%, or $42.1 million; general line product sales increased 10%, or $28.8 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 13%, or $17.1 million.

During the six months ended June 30, 2016, sales increased $182.3 million, or 13%, to $1,567.3 million from $1,385.0 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume increases of 14%, offset partially by a decrease in sales prices of 1%. By product line, commodity sales decreased 12%, or $79.1 million; general line product sales increased 12%, or $59.8 million; and sales of EWP increased 18%, or $43.4 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $70.1 million, or 9%, to $894.7 million for the three months ended June 30, 2016, compared with $824.6 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP and higher per-unit costs of OSB (used in the manufacture of I-joists) of 22%, compared with second quarter 2015, offset partially by lower per-unit log costs of 3%. In addition, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 50 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher wood fiber and labor costs as a percentage of sales, offset partially by lower other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with second quarter 2015. However, the BMD segment MLO rate improved 100 basis points compared with second quarter 2015 due to improved commodity product margins, as well as improved sales of general line products, which typically carry higher product margins than commodity products. While average composite panel prices were flat during the three months ended June 30, 2016 compared with the same period in the prior year, upward trending prices within the composite index, particularly in OSB, allowed additional market opportunities for BMD to capture a higher gross margin percentage. In addition, BMD realized higher margins with its general line products, as well as across its commodity lumber product lines due to favorable trends within the composite lumber index.

For the six months ended June 30, 2016, materials, labor, and other operating expenses (excluding depreciation), increased $134.6 million, or 9%, to $1,664.3 million, compared with $1,529.6 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP and higher per-unit costs of OSB of 16%, compared with the first half of 2015, offset partially by lower per-unit log costs of 3%. In addition, the MLO rate in our Wood Products segment increased by 190 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher wood fiber and labor costs as a percentage of sales, offset partially by lower other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first half of 2015. However, the BMD segment MLO rate improved 100 basis points compared with the first half of 2015 due to improved commodity product margins, as well as improved sales of general line products, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $5.3 million, or 40%, to $18.6 million for the three months ended June 30, 2016, compared with $13.3 million during the same period in the prior year. For the six months ended June 30, 2016, these expenses increased $6.9 million, or 26%, to $33.8 million, compared with $26.9 million in the same period in the prior year. The increases in both periods were due primarily to the acquisition of two engineered wood products facilities on March 31, 2016, and other capital expenditures. The idled LVL machinery and equipment at Roxboro, North Carolina, which we purchased in the Acquisition, will begin to depreciate as those assets are placed in service.

Selling and distribution expenses increased $8.6 million, or 13%, to $76.9 million for the three months ended June 30, 2016, compared with $68.3 million during the same period in the prior year. The increase was due primarily to higher employee-related expenses and shipping costs of $5.5 million and $1.3 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment. During the six months ended June 30, 2016, selling and distribution expenses increased $14.8 million, or 11%, to $144.9 million, compared with $130.1 million during the same period in 2015. The increase was due primarily to higher employee-related expenses and shipping costs of $8.3 million and $3.4 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses increased $3.6 million, or 30%, to $15.6 million for the three months ended June 30, 2016, compared with $12.0 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses, and to a lesser extent professional service expenses. For the six months ended June 30, 2016, these expenses increased $7.6 million, or 32%, to $31.7 million, compared with $24.0 million during the same period in 2015, due primarily to acquisition related expenses of $3.5 million in our Wood Products segment and increased employee-related expenses.

Other (income) expense, net, for the three months ended June 30, 2016 and June 30, 2015 was insignificant. For the six months ended June 30, 2016, other (income) expense, net, was $1.4 million of income, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment. Other (income) expense, net, for the six months ended June 30, 2015, was insignificant.

Income From Operations

Income from operations increased $0.5 million to $37.9 million for the three months ended June 30, 2016, compared with $37.4 million for the three months ended June 30, 2015. Income from operations decreased $3.8 million to $51.3 million for the six months ended June 30, 2016, compared with $55.0 million for the six months ended June 30, 2015.

Wood Products.  Segment income decreased $7.4 million to $16.3 million for the three months ended June 30, 2016, compared with $23.7 million for the three months ended June 30, 2015. The decrease in segment income was due primarily to lower plywood and lumber sales prices, as well as higher OSB costs used in the manufacture of I-joists. In addition, depreciation and amortization expense increased $4.4 million due to the acquisition of two engineered wood products facilities on March 31, 2016, and other capital expenditures. These decreases were offset partially by improved sales volumes and prices of EWP.

For the six months ended June 30, 2016, segment income decreased $22.4 million to $22.2 million from $44.6 million for the six months ended June 30, 2015. The decrease in segment income was due primarily to lower plywood and lumber sales prices, as well as acquisition related expenses of $3.5 million. In addition, depreciation and amortization expense increased $5.3 million due to the acquisition of two engineered wood products facilities on March 31, 2016, and other capital expenditures. These decreases were offset partially by improved sales volumes and prices of EWP.

Building Materials Distribution.  Segment income increased $9.5 million to $29.1 million for the three months ended June 30, 2016, from $19.6 million for the three months ended June 30, 2015. The increase in segment income was driven primarily by a higher gross margin of $18.8 million, including an improvement in gross margin percentage of 100 basis points, offset partially by increased selling and distribution expenses and general and administrative expenses of $7.7 million and $1.0 million, respectively.

For the six months ended June 30, 2016, segment income increased $19.6 million to $42.5 million from $22.9 million for the six months ended June 30, 2015. The increase in segment income was driven primarily by a higher gross margin of $35.7 million, including an improvement in gross margin percentage of 100 basis points, offset partially by increased selling and distribution expenses and general and administrative expenses of $13.5 million and $1.6 million, respectively.

Corporate and Other.  Segment loss increased $1.6 million to $7.5 million for the three months ended June 30, 2016, from $5.9 million for the three months ended June 30, 2015, which was due primarily to higher incentive compensation costs, and to a lesser extent increased professional fees and corporate office occupancy expenses. For the six months ended June 30, 2016, segment loss increased $0.6 million to $13.2 million from $12.5 million for the six months ended June 30, 2015, primarily due to higher incentive compensation costs, and to a lesser extent increased professional fees and corporate office occupancy expenses. These increases were offset partially by a decrease in pension expense of $1.7 million.

Income Tax Provision

For the three and six months ended June 30, 2016, we recorded $10.7 million and $13.7 million, respectively, of income tax expense and had an effective rate of 35.8% and 36.1%, respectively. For the three and six months ended June 30, 2015, we recorded $11.6 million and $16.2 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.8%, respectively. During the three and six months ended June 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits. During the three and six months ended June 30, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction.

Liquidity and Capital Resources

We ended second quarter 2016 with $96.1 million of cash and cash equivalents and $464.6 million of long-term debt. At June 30, 2016, we had $415.2 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $88.4 million of cash during the six months ended June 30, 2016. The net decrease in cash was primarily due to the Acquisition, which was partially financed through new borrowings. A further description of our cash sources and uses for the six month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months. We expect to fund our intra-month working capital requirements in 2016 from borrowings under our revolving credit facility and cash on hand.

Sources and Uses of Cash

We generate cash primarily from sales of our products, as well as short-term and long-term borrowings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt and pension obligations, repurchase our common stock, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investment activities, and financing activities.

	Six Months Ended June 30
	2016	2015
	(thousands)
Net cash provided by operations	$46,018	$19,715
Net cash used for investment	(250,746)	(31,170)
Net cash provided by financing	116,321	42,833

Operating Activities

For the six months ended June 30, 2016, our operating activities generated $46.0 million of cash, compared with $19.7 million of cash generated in the same period in 2015. The $26.3 million improvement in cash provided by operations was due primarily to a $50.4 million decrease in pension contributions, a $19.6 million improvement in income from the Building Materials Distribution segment, and an increase in income tax refunds, net of taxes paid, of $3.4 million. These changes were offset partially by a $22.4 million decrease in the Wood Products segment income, as well as a $44.3 million increase in working capital during the six months ended June 30, 2016, compared with a $7.5 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increases in working capital in both periods were primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 33% and 23%, comparing sales for the months of June 2016 and 2015 with sales for the months of December 2015 and 2014, respectively. The increase in accounts payable and accrued liabilities provided $96.4 million of cash during the six months ended June 30, 2016, compared with $78.5 million in the same period a year ago. During both periods, seasonally higher inventory purchases and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the six months ended June 30, 2016, we used $215.9 million for the Acquisition. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States. During the six months ended June 30, 2016 and 2015, we used $35.1 million and $31.4 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2016 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases.

Financing Activities

During the six months ended June 30, 2016, our financing activities generated $116.3 million of cash, primarily from the issuance of a new $75.0 million term loan (Term Loan) to partially fund the Acquisition. Under our revolving credit facility, we also borrowed $222.7 million to fund intra-month working capital needs and $55 million to partially fund the Acquisition. We repaid $232.7 million of the revolving credit facility borrowings during the six months ended June 30, 2016. At June 30, 2016, we had $45.0 million outstanding under the revolving credit facility. In addition, we repurchased 180,100 shares of our common stock for $2.6 million during the six months ended June 30, 2016.

During the six months ended June 30, 2015, our financing activities generated $42.8 million of cash, primarily from the issuance of a new $50.0 million term loan offset partially by the repurchase of 175,085 shares of our common stock for $6.1 million. During the six months ended June 30, 2015, we had no borrowings outstanding under our revolving credit facility.

For more information related to our debt structure and common stock repurchase program, see the discussion in Note 7, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2015, except for entering into a new $75 million secured term loan, two interest rate swap agreements, and increasing the maximum amount available under our revolving credit facility from $350 million to $370 million. For more information, see Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

Off-Balance-Sheet Activities

At June 30, 2016, and December 31, 2015, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2016, there have been no material changes to the guarantees disclosed in our 2015 Form 10-K.

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

Employees

As of July 17, 2016, we had approximately 6,300 employees. Approximately 25% of these employees work pursuant to collective bargaining agreements. As of July 17, 2016, we had nine collective bargaining agreements. Four agreements, covering approximately 696 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility, expired on May 31, 2016, but have been indefinitely extended by the parties, subject to either party submitting a ten-day written notice to terminate. We expect these four agreements to be negotiated together. We also have two agreements, covering approximately 50 employees at our Billings BMD facility and Vancouver BMD facility, that are set to expire on March 31, 2017. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of June 30, 2016, there have been no material changes to financial market risks disclosed in our 2015 Form 10-K, except for changes to interest rate risk.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2016, we had $170.0 million of variable-rate debt outstanding. Based on the amount of variable-rate debt outstanding at June 30, 2016, a 1% increase in interest rates would result in $1.7 million of incremental interest expense. Our objective is to limit the variability of interest payments on our debt. To meet this objective, management may enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

On February 16, 2016 and March 31, 2016, we entered into two interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2016, we recorded a long-term liability of $1.6 million recorded in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. Based on the amount of variable-rate debt outstanding at June 30, 2016, the interest rate swaps would reduce the incremental interest expense from a 1% increase in interest rates from $1.7 million to $450 thousand.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. At June 30, 2016, there have been no material changes to our critical accounting estimates from those disclosed in our 2015 Form 10-K, except as noted below.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. As of June 30, 2016, there have been no material changes in our exposure to market risk from those disclosed in our 2015 Form 10-K, except as disclosed in "Disclosures of Financial Market Risks" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

On March 31, 2016, we completed the acquisition of two engineered wood products facilities. In connection with integrating these facilities, we are evaluating and, where necessary, will implement changes in controls and procedures at the facilities as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to integrate the operations of acquired businesses, including the engineered wood products facilities located in Thorsby, Alabama, and Roxboro, North Carolina, in an efficient and cost-effective manner or without significant disruption to our existing operations or realize expected synergies. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. In the future, we may be unable to successfully complete potential acquisitions due to multiple factors, including those noted above, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results and cash flows.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On July 27, 2016, our Board of Directors adopted the Amended and Restated Bylaws of Boise Cascade Company (the "Bylaws"). Article III, Section 2, of the Bylaws was amended to change the election of directors in an uncontested election from a plurality of the votes to a majority of the votes. The foregoing summary of the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the Bylaws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  July 27, 2016

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Boise Cascade Company effective June 13, 2016

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016

10.1	2016 Boise Cascade Omnibus Incentive Plan

10.2
Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

10.3
Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

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