Form 10-Q
period 2016-09-30
BOISE CASCADE Co
filed 2016-10-26
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 38,750,929 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 21, 2016.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands, except per-share data)
Sales	$1,067,214	$991,580	$2,991,682	$2,756,880

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	922,101	854,134	2,586,360	2,383,756
Depreciation and amortization	19,459	14,249	53,249	41,117
Selling and distribution expenses	80,026	72,668	224,922	202,802
General and administrative expenses	14,367	11,345	46,031	35,371
Other (income) expense, net	(46)	(1,256)	(1,459)	(1,653)
	1,035,907	951,140	2,909,103	2,661,393

Income from operations	31,307	40,440	82,579	95,487

Foreign currency exchange gain (loss)	(40)	(148)	186	(214)
Interest expense	(7,135)	(5,729)	(19,364)	(16,801)
Interest income	60	73	236	221
Change in fair value of interest rate swaps	836	—	(765)	—
Loss on extinguishment of debt	(9,525)	—	(9,525)	—
	(15,804)	(5,804)	(29,232)	(16,794)

Income before income taxes	15,503	34,636	53,347	78,693
Income tax provision	(5,522)	(12,629)	(19,188)	(28,839)
Net income	$9,981	$22,007	$34,159	$49,854

Weighted average common shares outstanding:
Basic	38,814	39,127	38,827	39,372
Diluted	39,120	39,240	38,950	39,473

Net income per common share:
Basic	$0.26	$0.56	$0.88	$1.27
Diluted	$0.26	$0.56	$0.88	$1.26

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands)
Net income	$9,981	$22,007	$34,159	$49,854
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $-, $-, $-, and $7,422, respectively	—	—	—	11,923
Amortization of actuarial loss, net of tax of $225, $379, $593, and $1,496 respectively	359	608	947	2,401
Effect of settlements, net of tax of $-, $-, $114, and $192, respectively	—	—	183	309
Other comprehensive income, net of tax	359	608	1,130	14,633
Comprehensive income	$10,340	$22,615	$35,289	$64,487

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2016	December 31, 2015
	(thousands)
ASSETS
Current
Cash and cash equivalents	$131,184	$184,496
Restricted cash deposits with trustee	122,856	—
Receivables
Trade, less allowances of $1,388 and $1,734	263,199	187,138
Related parties	439	1,065
Other	8,687	10,861
Inventories	451,056	384,857
Prepaid expenses and other	9,842	17,153
Total current assets	987,263	785,570

Property and equipment, net	557,213	402,666
Timber deposits	11,545	15,848
Goodwill	55,433	21,823
Intangible assets, net	15,720	10,090
Other assets	11,631	12,609
Total assets	$1,638,805	$1,248,606

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2016	December 31, 2015
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current portion of long-term debt	$114,342	$—
Accounts payable
Trade	245,091	159,029
Related parties	2,176	1,442
Accrued liabilities
Compensation and benefits	62,007	54,712
Interest payable	4,998	3,389
Other	49,633	40,078
Total current liabilities	478,247	258,650

Debt
Long-term debt, less current portion	467,232	344,589

Other
Compensation and benefits	93,374	93,355
Other long-term liabilities	27,478	17,342
	120,852	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,518 and 43,413 shares issued, respectively	435	434
Treasury stock, 4,767 and 4,587 shares at cost, respectively	(126,343)	(123,711)
Additional paid-in capital	513,212	508,066
Accumulated other comprehensive loss	(91,885)	(93,015)
Retained earnings	277,055	242,896
Total stockholders' equity	572,474	534,670
Total liabilities and stockholders' equity	$1,638,805	$1,248,606

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2016	2015
	(thousands)
Cash provided by (used for) operations
Net income	$34,159	$49,854
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	54,609	42,314
Stock-based compensation	5,980	4,330
Pension expense	1,749	2,844
Deferred income taxes	7,008	20,722
Change in fair value of interest rate swaps	765	—
Other	67	(1,853)
Loss on extinguishment of debt	9,525	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(62,794)	(59,381)
Inventories	(48,362)	(10,154)
Prepaid expenses and other	(3,678)	(2,241)
Accounts payable and accrued liabilities	102,313	76,485
Pension contributions	(3,338)	(53,701)
Income taxes payable	13,623	13,489
Restricted cash deposits with trustee for interest payments	(3,681)	—
Other	5,309	(4,782)
Net cash provided by operations	113,254	77,926

Cash provided by (used for) investment
Expenditures for property and equipment	(55,426)	(56,698)
Acquisitions of businesses and facilities	(215,900)	—
Proceeds from sales of assets and other	546	2,959
Net cash used for investment	(270,780)	(53,739)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	835,000	50,000
Payments on long-term debt, including revolving credit facility	(602,096)	—
Restricted cash deposits with trustee for debt payments	(119,175)	—
Treasury stock purchased	(2,632)	(23,711)
Financing costs	(6,319)	(702)
Tax withholding payments on stock-based awards	(383)	(1,160)
Other	(181)	621
Net cash provided by financing	104,214	25,048

Net increase (decrease) in cash and cash equivalents	(53,312)	49,235

Balance at beginning of the period	184,496	163,549

Balance at end of the period	$131,184	$212,784

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

We operate our business using three reportable segments: (1) Wood Products, which manufactures EWP, plywood, ponderosa pine lumber, studs, and particleboard; (2) Building Materials Distribution, which is a wholesale distributor of building materials; and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 12, Segment Information.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement, medical, and workers' compensation benefits; stock-based compensation; fair value measurements; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2016, and December 31, 2015, we had $5.9 million and $7.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At September 30, 2016, and December 31, 2015, we had $34.4 million and $27.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.6 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $13.5 million and $13.8 million for the nine months ended September 30, 2016 and 2015, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	September 30, 2016	December 31, 2015
	(thousands)
Finished goods and work in process	$346,905	$292,826
Logs	63,892	58,299
Other raw materials and supplies	40,259	33,732
	$451,056	$384,857

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2016	December 31, 2015
	(thousands)
Land	$38,696	$36,876
Buildings	135,001	106,269
Improvements	50,240	46,205
Mobile equipment, information technology, and office furniture	121,101	109,702
Machinery and equipment	600,461	437,433
Construction in progress	25,551	34,661
	971,050	771,146
Less accumulated depreciation	(413,837)	(368,480)
	$557,213	$402,666

As of September 30, 2016, $149.1 million of property and equipment relates to two EWP facilities acquired by us on March 31, 2016. For more information, see Note 5, Acquisitions.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under GAAP gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions (Level 3).

Financial Instruments

Our financial instruments are cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash and restricted cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of September 30, 2016, and December 31, 2015, we held $98.4 million and $170.2 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2016 and December 31, 2015, the book value of our fixed-rate debt was $465.5 million and $300.0 million, respectively, and the fair value was estimated to be $474.6 million and $309.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans and revolving credit facility are based on market rates such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans and revolving credit facility are based on current market rates, we believe that the estimated fair value of the outstanding balance on our term loans and revolving credit facility approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016 and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2016, we recorded a long-term asset of $44 thousand recorded in "Other assets" on our Consolidated Balance Sheets and a long-term liability of $809 thousand recorded in "Other long-term liabilities" on our Consolidated Balance Sheets, each representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2016, and December 31, 2015, receivables from two customers each accounted for approximately 12% and 10%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are evaluating the effect that this guidance will have on our consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This amendment requires a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the right-of-use asset, similar to accounting for capital leases under current GAAP. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The adoption of this ASU will result in a significant increase to our balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified. We are currently evaluating this and the other effects of this ASU on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. At its July 9, 2015, meeting, the FASB decided to delay the effective date of the revenue recognition standard by one year. The new standard is now effective for annual and interim reporting periods beginning after December 15, 2017. However, reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.	Income Taxes

For the three and nine months ended September 30, 2016, we recorded $5.5 million and $19.2 million, respectively, of income tax expense and had an effective rate of 35.6% and 36.0%, respectively. For the three and nine months ended September 30, 2015, we recorded $12.6 million and $28.8 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.6%, respectively. During the three and nine months ended September 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits. During the three and nine months ended September 30, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction.

During the nine months ended September 30, 2016 and 2015, refunds received, net of cash paid for taxes, were $1.4 million and $4.9 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands, except per-share data)
Net income	$9,981	$22,007	$34,159	$49,854
Weighted average common shares outstanding during the period (for basic calculation)	38,814	39,127	38,827	39,372
Dilutive effect of other potential common shares	306	113	123	101
Weighted average common shares and potential common shares (for diluted calculation)	39,120	39,240	38,950	39,473

Net income per common share - Basic	$0.26	$0.56	$0.88	$1.27
Net income per common share - Diluted	$0.26	$0.56	$0.88	$1.26

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million shares and no shares of common stock, respectively, in the three months ended September 30, 2016 and 2015, and 0.2 million shares and 0.1 million shares of common stock, respectively, in the nine months ended September 30, 2016 and 2015. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisitions

On March 31, 2016, our wholly owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of Georgia-Pacific LLC's and certain of its affiliates' (collectively, "GP") EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, for an aggregate purchase price of $215.9 million, including a post-closing adjustment of $0.3 million based upon a working capital target (the Acquisition). We funded the Acquisition and related costs with cash on hand, a new $75.0 million term loan, and a $55.0 million draw under our revolving credit facility. For additional information on the new term loan and draw under our revolving credit facility, see Note 7, Debt. Acquisition-related costs of $3.6 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the nine months ended September 30, 2016.

These facilities complement our existing EWP business and position us to support customers as the U.S. housing recovery continues in the years ahead. The additional EWP capacity will also help us cost effectively deliver products to our customers in the eastern and southeastern United States. Sales, including sales to our Building Materials Distribution segment, and income from operations (excluding sales and marketing costs) from these facilities of $49.0 million and $0.3 million, respectively, were reported as part of the Wood Products segment for the period of April 1, 2016 through September 30, 2016.

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

The following table summarizes the final allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the date of the Acquisition:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$10,467
Inventories	17,837
Property and equipment	149,135
Other assets	619
Intangible assets:
Customer relationships	6,000
Goodwill	33,610
Assets acquired	217,668

Accrued liabilities	1,768
Liabilities assumed	1,768

Net assets acquired	$215,900

Pro Forma Financial Information

The following pro forma financial information gives effect to the Acquisition as if it had occurred on January 1, 2015. The pro forma financial information also gives effect to the issuance of a $75.0 million term loan due March 30, 2026 and a $55.0 million draw under our revolving credit facility incurred to partially finance the Acquisition, as if such transactions had occurred on January 1, 2015. The pro forma results are intended for informational purposes only and do not purport to represent what our results of operations would actually have been had the Acquisition and related financing transactions occurred on January 1, 2015. They also do not reflect any revenue enhancements or cost savings, operating synergies, customer attrition, or incremental depreciation upon the restart of laminated veneer lumber assets at Roxboro.

	Pro Forma
	Three Months Ended September 30	Nine Months Ended September 30
	2015	2016	2015
	(unaudited, thousands, except per-share data)
Sales	$1,018,421	$3,018,876	$2,825,278
Net income (a)	$22,483	$37,305	$50,382
Net income per common share - Basic	$0.57	$0.96	$1.28
Net income per common share - Diluted	$0.57	$0.96	$1.28
___________________________________

(a)
The pro forma financial information for the nine months ended September 30, 2016, was adjusted to exclude $3.6 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products		Corporate and Other	Total
	(thousands)
Balance at December 31, 2015	$5,593	$16,230		$—	$21,823
Additions	—	33,610	(a)	—	33,610
Balance at September 30, 2016	$5,593	$49,840		$—	$55,433
___________________________________

(a)	Represents the acquisition of GP's two EWP facilities. For additional information, see Note 5, Acquisitions.

At September 30, 2016 and December 31, 2015, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. Amortization expense is expected to be approximately $0.7 million per year for the next five years.

Intangible assets consisted of the following:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,400	(580)	6,820
	$16,300	$(580)	$15,720

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(210)	1,190
	$10,300	$(210)	$10,090

7.	Debt

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan	50,000	50,000
Term loan	75,000	—
6.375% senior notes due 2020	115,493	299,990
Unamortized premium on 6.375% senior notes	393	1,215
5.625% senior notes due 2024	350,000	—
Deferred financing costs	(9,312)	(6,616)
Total debt	581,574	344,589
Less current portion of long-term debt, including premium and deferred financing costs	(114,342)	—
Total long-term debt	$467,232	$344,589

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) maturing on April 30, 2020 and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 11, 2016, we entered into the second amendment to the Amended Agreement so that the LIBOR rate for the ABL Term Loan is determined and adjusted on a monthly basis rather than a daily basis. On June 30, 2016, we entered into a joinder and revolver increase agreement that increased the aggregate revolving commitments from $350 million to $370 million. Also on June 30, 2016, we entered into the third amendment to the Amended Agreement to make certain modifications to the definition of eligible accounts in the Amended Agreement to increase the concentration limit related to certain accounts owed to the borrowers for purposes of determining borrowing base.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2016, was $354.8 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.25% to 1.75% for loans based on LIBOR and from 0.25% to 0.75% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate ranging from 0.25% to 0.375% per annum (based on facility utilization) of the average unused portion of the lending commitments.

At both September 30, 2016 and December 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility and $5.9 million and $5.6 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the nine months ended September 30, 2016, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $101.5 million, respectively, and the average interest rate on borrowings was approximately 1.71%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the nine months ended September 30, 2016, the average interest rate on the ABL Term Loan was approximately 2.20%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.5%.

Term Loan

On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and the banks named therein as lenders. The Term Loan Agreement was for a $75.0 million secured term loan (Term Loan). The outstanding principal balance of the Term Loan amortizes and is payable in equal installments of $10 million per year on each of the sixth, seventh, eighth, and ninth anniversaries of the Closing Date. The remaining principal balance is due and payable on March 30, 2026. The Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of the Term Loan repaid may not be subsequently re-borrowed. Interest on our Term Loan is payable monthly.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). The Term Loan was issued by three institutions within the Farm Credit system and will be eligible for patronage credits. During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 2.34%.

We expect to receive patronage credits under the Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 1.6%.

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

2020 Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (2020 Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our 2020 Notes is payable semiannually in arrears on May 1 and November 1. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the 2020 Notes. The 2020 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Amended Agreement.

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of 2020 Notes in a private placement that was exempt from registration under the Securities Act. The additional $50 million of 2020 Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional 2020 Notes under the related indenture dated as of October 22, 2012.

On May 8, 2013 and November 26, 2013, we completed offers to exchange any and all of our $250 million and $50 million, respectively, outstanding 2020 Notes for a like principal amount of new 6.375% Senior Notes due 2020 having substantially identical terms to those of the 2020 Notes. $250 million and $49,990,000 in aggregate principal amount (or 100% and 99.98%, respectively) of the outstanding 2020 Notes were tendered and accepted for exchange upon closing of the related exchange offers and have been registered under the Securities Act.

In connection with the issuance of the $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes) described below, we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 2020 Notes then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $9.5 million during the third quarter of 2016. The loss includes a $7.6 million tender premium paid and $1.9 million for the net write-off of a portion of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

On August 29, 2016, we irrevocably instructed the trustee for the 2020 notes to issue a redemption notice to holders of the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding and irrevocably deposited $122.9 million of cash received upon the issuance of the 2024 Notes, representing the remaining principal amount, call premium, and all interest payable through November 1, 2016 (Redemption Date), with the trustee for the 2020 Notes. Upon our irrevocable redemption instructions and deposit, our obligations under the indenture pursuant to which the 2020 Notes were issued were satisfied and discharged, the indenture generally ceased to be of further effect, and we have no further obligations to the 2020 Notes holders. The 2020 Notes have been classified within "Current portion of long-term debt" and the cash on deposit has been recorded as "Restricted cash deposits with trustee," each on our Consolidated Balance Sheet as of September 30, 2016.

On the Redemption Date, the trustee for the 2020 Notes will remit payment to holders of the 2020 Notes. Accordingly, we will recognize an additional pre-tax loss on the extinguishment of debt of $4.8 million in the fourth quarter of 2016 which includes a $3.7 million redemption premium and $1.1 million for the net write-off of the remaining unamortized deferred financing costs and unamortized premium to the 2020 Notes.

2024 Notes

On August 29, 2016, Boise Cascade issued the 2024 Notes through a private placement that was exempt from the registration requirements of the Securities Act. The 2024 Notes mature on September 1, 2024 with interest payable semiannually in arrears on March 1 and September 1, commencing on March 1, 2017. The 2024 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Amended Agreement.

Following the sale of our 2024 Notes, as noted above, we used the net proceeds of the sale to repurchase or redeem any and all of the 2020 Notes, to pay fees and expenses related to the offering of the 2024 Notes and incurred in connection with the repurchase or redemption of the 2020 Notes, and for general corporate purposes.

The 2024 Notes are senior unsecured obligations and rank equally with all of the existing and future senior indebtedness of Boise Cascade Company and of the guarantors, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Amended Agreement to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the 2024 Notes.

The terms of the indenture governing the 2024 Notes, among other things, limit the ability of Boise Cascade and our restricted subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the 2024 Notes provides for customary events of default and remedies.

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the nine months ended September 30, 2016 and 2015, cash payments for interest were $16.2 million and $10.6 million, respectively.

8.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands)
Service cost	$279	$12	$846	$726
Interest cost	4,805	4,808	14,376	14,259
Expected return on plan assets	(5,131)	(5,844)	(15,310)	(16,539)
Amortization of actuarial loss	584	987	1,540	3,897
Plan settlement loss	—	—	297	501
Net periodic benefit expense	$537	$(37)	$1,749	$2,844

During the nine months ended September 30, 2016, we contributed $3.3 million in cash to the pension plans. For the remainder of 2016, we expect to make approximately $0.5 million in additional cash contributions to the pension plans.

During the third quarter 2016, we offered a program whereby certain terminated vested participants and active employees of the Boise Cascade Company Pension Plan could elect to take a one-time voluntary lump-sum payment equal to the present value of future benefits. Active employees are required to retire on or before November 1, 2016 to receive their lump-sum benefits. This program closed on September 30, 2016 with participants electing lump-sum payments totaling approximately $21 million. Plan participants who elected to participate in the program will receive their lump-sum benefits on November 1, 2016. Settlement expense will be recorded in fourth quarter 2016.

9.	Stock-Based Compensation

In February 2016 and 2015, we granted two types of stock-based awards under the 2013 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2016, we granted 418,344 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2016 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2016 EBITDA, defined as income before interest (interest expense, interest income, change in fair value of interest rate swaps, and loss on extinguishment of debt), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

During the nine months ended September 30, 2015, we granted 116,636 PSUs to our officers and other employees, subject to performance and service conditions. During the 2015 performance period, participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the nine months ended September 30, 2016 and 2015, we granted an aggregate of 334,587 and 139,846 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the nine months ended September 30, 2016 and 2015, the total fair value of PSUs and RSUs vested was $1.8 million and $3.2 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under the 2013 Incentive Plan for the nine months ended September 30, 2016:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	134,786	$35.09	153,343	$35.41
Granted	418,344	16.56	334,587	16.70
Vested	(32,057)	36.12	(71,956)	36.14
Forfeited (a)	(44,029)	35.04	(3,481)	22.01
Outstanding, September 30, 2016	477,044	$18.78	412,493	$20.22
__________________

(a)
Total PSUs forfeited during the nine months ended September 30, 2016 includes 40,726 shares related to the performance condition adjustment, as participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands)
PSUs	$1,081	$505	$2,955	$1,719
RSUs	1,033	800	2,944	2,203
Stock options	—	127	81	408
Total	$2,114	$1,432	$5,980	$4,330

The related tax benefit for the nine months ended September 30, 2016 and 2015, was $2.3 million and $1.6 million, respectively. As of September 30, 2016, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $10.6 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.8 years.

10.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During the nine months ended September 30, 2016, we repurchased 180,100 shares under the Program at a cost of $2.6 million, or an average of $14.62 per share. During 2015, we repurchased 722,911 shares under the Program at a cost of $23.7 million, or $32.80 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of September 30, 2016, there were 1,096,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands)
Beginning Balance, net of taxes	$(92,244)	$(87,473)	$(93,015)	$(101,498)
Net actuarial gain, before taxes	—	—	—	19,345
Amortization of actuarial loss, before taxes (a)	584	987	1,540	3,897
Effect of settlements, before taxes (a)	—	—	297	501
Income taxes	(225)	(379)	(707)	(9,110)
Ending Balance, net of taxes	$(91,885)	$(86,865)	$(91,885)	$(86,865)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 8, Retirement and Benefit Plans.

11.	Transactions With Related Party

Louisiana Timber Procurement Company, L.L.C. (LTP) is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Packaging Corporation of America (PCA). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the wood and fiber requirements of us and PCA in Louisiana. We are not the primary beneficiary of LTP as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.0 million and $5.0 million, respectively, during the three months ended September 30, 2016 and 2015, and $13.3 million and $16.3 million, respectively, during the nine months ended September 30, 2016 and 2015. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.2 million and $25.2 million, respectively, during the three months ended September 30, 2016 and 2015, and $64.7 million and $70.3 million, respectively, during the nine months ended September 30, 2016 and 2015. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended September 30, 2016
Wood Products	$178.1	$162.8	$340.9	$11.6	$15.6	$27.2
Building Materials Distribution	889.0	—	889.0	26.4	3.5	29.9
Corporate and Other	0.1	—	0.1	(6.7)	0.3	(6.4)
Intersegment eliminations	—	(162.8)	(162.8)	—	—	—
	$1,067.2	$—	$1,067.2	31.3	$19.5	$50.7
Interest expense				(7.1)
Interest income				0.1
Change in fair value of interest rate swaps				0.8
Loss on extinguishment of debt				(9.5)
				$15.5

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Three Months Ended September 30, 2015
Wood Products	$192.6	$148.0	$340.6	$21.9	$11.0	$32.9
Building Materials Distribution	799.0	—	799.0	22.7	3.1	25.8
Corporate and Other	—	—	—	(4.3)	0.1	(4.2)
Intersegment eliminations	—	(148.0)	(148.0)	—	—	—
	$991.6	$—	$991.6	40.3	$14.2	$54.5
Interest expense				(5.7)
Interest income				0.1
				$34.6

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Nine Months Ended September 30, 2016
Wood Products	$535.0	$455.7	$990.7	$33.8	$42.0	$75.8
Building Materials Distribution	2,456.3	—	2,456.3	68.9	10.1	79.0
Corporate and Other	0.4	—	0.4	(19.9)	1.1	(18.8)
Intersegment eliminations	—	(455.7)	(455.7)	—	—	—
	$2,991.7	$—	$2,991.7	82.8	$53.2	$136.0
Interest expense				(19.4)
Interest income				0.2
Change in fair value of interest rate swaps				(0.8)
Loss on extinguishment of debt				(9.5)
				$53.3

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	EBITDA
	Trade	segment	Total	Taxes	Amortization	(a)
	(millions)
Nine Months Ended September 30, 2015
Wood Products	$573.1	$416.7	$989.8	$66.5	$32.2	$98.7
Building Materials Distribution	2,183.8	0.2	2,184.0	45.6	8.7	54.3
Corporate and Other	—	—	—	(16.8)	0.2	(16.6)
Intersegment eliminations	—	(416.9)	(416.9)	—	—	—
	$2,756.9	$—	$2,756.9	95.3	$41.1	$136.4
Interest expense				(16.8)
Interest income				0.2
				$78.7
__________________

(a)
EBITDA is defined as income (loss) before interest (interest expense, interest income, change in fair value of interest rate swaps, and loss on extinguishment of debt), income taxes, and depreciation and amortization. EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and to decide how to allocate resources to segments. We believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our company on an ongoing basis using criteria that are used by our internal decision makers and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income (loss) from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income (loss) or segment income (loss) has limitations as an analytical tool, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for the limitations of EBITDA by relying on our GAAP results. Our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income to EBITDA for the consolidated company:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(millions)
Net income	$10.0	$22.0	$34.2	$49.9
Interest expense	7.1	5.7	19.4	16.8
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Change in fair value of interest rate swaps	(0.8)	—	0.8	—
Loss on extinguishment of debt	9.5	—	9.5	—
Income tax provision	5.5	12.6	19.2	28.8
Depreciation and amortization	19.5	14.2	53.2	41.1
EBITDA	$50.7	$54.5	$136.0	$136.4

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log and wood fiber supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2016, there have been no material changes to the above commitments disclosed in the 2015 Form 10-K.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings or environmental claims that we believe would, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2016, there have been no material changes to the guarantees disclosed in the 2015 Form 10-K, except for debt transactions disclosed in Note 7, Debt.

14.	Consolidating Guarantor and Nonguarantor Financial Information

The following consolidating financial information presents the Statements of Comprehensive Income, Balance Sheets, and Statements of Cash Flows related to Boise Cascade and the guarantor and nonguarantor subsidiaries of the 2020 Notes. On August 29, 2016, we irrevocably instructed the trustee for the 2020 Notes to issue a redemption notice to holders of outstanding 2020 Notes and irrevocably deposited funds sufficient to pay and discharge the entire indebtedness due on the 2020 Notes on the Redemption Date. As a result, the indenture governing the 2020 Notes was satisfied and discharged in accordance with its terms.

The 2020 Notes were guaranteed fully and unconditionally and jointly and severally by each of our existing and future subsidiaries (other than our foreign subsidiaries). Each of our existing subsidiaries that was a guarantor of the 2020 Notes is 100% owned by Boise Cascade. Other than the consolidated financial statements and footnotes for Boise Cascade and the consolidating financial information, financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

Furthermore, the cancellation provisions in the related indenture regarding guarantor subsidiaries were customary, and did not include an arrangement that permitted a guarantor subsidiary to opt out of the obligation prior to or during the term of the debt. Under the indenture, each guarantor subsidiary was to be automatically released from its obligations as a guarantor upon the sale of the subsidiary or substantially all of its assets to a third party, the designation of the subsidiary as an unrestricted subsidiary for purposes of the covenants included in the indenture, the release of the indebtedness under the indenture, or upon the issuer's exercise of its legal defeasance option or the discharge of its obligations in accordance with the indenture governing the 2020 Notes. In connection with the issuance of the irrevocable notice of redemption of the 2020 Notes and the irrevocable deposit of funds to satisfy and discharge the indenture, the guarantees of the guarantors under the 2020 Notes were automatically released.

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2016
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$74	$1,062,962	$4,178	$—	$1,067,214
Intercompany	—	—	5,588	(5,588)	—
	74	1,062,962	9,766	(5,588)	1,067,214

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	291	918,400	9,018	(5,608)	922,101
Depreciation and amortization	321	18,862	276	—	19,459
Selling and distribution expenses	194	79,536	296	—	80,026
General and administrative expenses	5,918	8,429	—	20	14,367
Other (income) expense, net	8	(231)	177	—	(46)
	6,732	1,024,996	9,767	(5,588)	1,035,907

Income (loss) from operations	(6,658)	37,966	(1)	—	31,307

Foreign currency exchange gain (loss)	(29)	(15)	4	—	(40)
Interest expense	(7,099)	(36)	—	—	(7,135)
Interest income	19	41	—	—	60
Change in fair value of interest rate swaps	836	—	—	—	836
Loss on extinguishment of debt	(9,525)	—	—	—	(9,525)
	(15,798)	(10)	4	—	(15,804)

Income (loss) before income taxes and equity in net income of affiliates	(22,456)	37,956	3	—	15,503
Income tax (provision) benefit	(5,551)	29	—	—	(5,522)

Income (loss) before equity in net income of affiliates	(28,007)	37,985	3	—	9,981
Equity in net income of affiliates	37,988	—	—	(37,988)	—
Net income	9,981	37,985	3	(37,988)	9,981

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	359	—	—	—	359
Other comprehensive income, net of tax	359	—	—	—	359
Comprehensive income	$10,340	$37,985	$3	$(37,988)	$10,340

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

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2016
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$363	$2,979,173	$12,146	$—	$2,991,682
Intercompany	—	—	16,827	(16,827)	—
	363	2,979,173	28,973	(16,827)	2,991,682

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	791	2,576,522	26,426	(17,379)	2,586,360
Depreciation and amortization	1,119	51,289	841	—	53,249
Selling and distribution expenses	531	223,289	1,102	—	224,922
General and administrative expenses	17,920	27,559	—	552	46,031
Other (income) expense, net	21	(1,823)	343	—	(1,459)
	20,382	2,876,836	28,712	(16,827)	2,909,103

Income (loss) from operations	(20,019)	102,337	261	—	82,579

Foreign currency exchange gain	38	84	64	—	186
Interest expense	(19,254)	(110)	—	—	(19,364)
Interest income	138	98	—	—	236
Change in fair value of interest rate swaps	(765)	—	—	—	(765)
Loss on extinguishment of debt	(9,525)	—	—	—	(9,525)
	(29,368)	72	64	—	(29,232)

Income (loss) before income taxes and equity in net income of affiliates	(49,387)	102,409	325	—	53,347
Income tax (provision) benefit	(19,274)	86	—	—	(19,188)

Income (loss) before equity in net income of affiliates	(68,661)	102,495	325	—	34,159
Equity in net income of affiliates	102,820	—	—	(102,820)	—
Net income	34,159	102,495	325	(102,820)	34,159

Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss	947	—	—	—	947
Effect of settlements	183	—	—	—	183
Other comprehensive income, net of tax	1,130	—	—	—	1,130
Comprehensive income	$35,289	$102,495	$325	$(102,820)	$35,289

Boise Cascade Company and Subsidiaries
Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2015
(unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Sales
Trade	$—	$2,748,180	$8,700	$—	$2,756,880
Intercompany	—	—	15,198	(15,198)	—
	—	2,748,180	23,898	(15,198)	2,756,880

Costs and expenses
Materials, labor, and other operating expenses, (excluding depreciation)	1,218	2,377,618	20,751	(15,831)	2,383,756
Depreciation and amortization	201	40,064	852	—	41,117
Selling and distribution expenses	889	200,453	1,460	—	202,802
General and administrative expenses	14,595	20,143	—	633	35,371
Other (income) expense, net	(383)	(915)	(355)	—	(1,653)
	16,520	2,637,363	22,708	(15,198)	2,661,393

Income (loss) from operations	(16,520)	110,817	1,190	—	95,487

Foreign currency exchange gain (loss)	(424)	303	(93)	—	(214)
Interest expense	(16,749)	(52)	—	—	(16,801)
Interest income	75	146	—	—	221
	(17,098)	397	(93)	—	(16,794)

Income (loss) before income taxes and equity in net income of affiliates	(33,618)	111,214	1,097	—	78,693
Income tax (provision) benefit	(28,917)	78	—	—	(28,839)

Income (loss) before equity in net income of affiliates	(62,535)	111,292	1,097	—	49,854
Equity in net income of affiliates	112,389	—	—	(112,389)	—
Net income	49,854	111,292	1,097	(112,389)	49,854

Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain	11,923	—	—	—	11,923
Amortization of actuarial loss	2,401	—	—	—	2,401
Effect of settlements	309	—	—	—	309
Other comprehensive income, net of tax	14,633	—	—	—	14,633
Comprehensive income	$64,487	$111,292	$1,097	$(112,389)	$64,487

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2016 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$131,133	$8	$43	$—	$131,184
Restricted cash deposits with trustee	122,856	—	—	—	122,856
Receivables
Trade, less allowances	24	262,391	784	—	263,199
Related parties	—	439	—	—	439
Other	912	7,460	315	—	8,687
Inventories	—	445,670	5,386	—	451,056
Prepaid expenses and other	6,941	2,850	51	—	9,842
Total current assets	261,866	718,818	6,579	—	987,263

Property and equipment, net	4,915	545,941	6,357	—	557,213
Timber deposits	—	11,545	—	—	11,545
Goodwill	—	55,433	—	—	55,433
Intangible assets, net	—	15,720	—	—	15,720
Other assets	754	10,877	—	—	11,631
Investments in affiliates	1,033,717	—	—	(1,033,717)	—
Total assets	$1,301,252	$1,358,334	$12,936	$(1,033,717)	$1,638,805

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at September 30, 2016 (continued) (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Current portion of long-term debt	$114,342	$—	$—	$—	$114,342
Accounts payable
Trade	9,149	234,844	1,098	—	245,091
Related parties	—	2,176	—	—	2,176
Accrued liabilities	—	—	—	—
Compensation and benefits	17,791	43,838	378	—	62,007
Interest payable	4,998	—	—	—	4,998
Other	2,709	45,384	1,540	—	49,633
Total current liabilities	148,989	326,242	3,016	—	478,247

Debt
Long-term debt, less current portion	467,232	—	—	—	467,232

Other
Compensation and benefits	93,374	—	—	—	93,374
Other long-term liabilities	19,183	7,740	555	—	27,478
	112,557	7,740	555	—	120,852

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	435	—	—	—	435
Treasury stock	(126,343)	—	—	—	(126,343)
Additional paid-in capital	513,212	—	—	—	513,212
Accumulated other comprehensive loss	(91,885)	—	—	—	(91,885)
Retained earnings	277,055	—	—	—	277,055
Subsidiary equity	—	1,024,352	9,365	(1,033,717)	—
Total stockholders' equity	572,474	1,024,352	9,365	(1,033,717)	572,474
Total liabilities and stockholders' equity	$1,301,252	$1,358,334	$12,936	$(1,033,717)	$1,638,805

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
ASSETS
Current
Cash and cash equivalents	$184,434	$11	$51	$—	$184,496
Receivables
Trade, less allowances	8	186,488	642	—	187,138
Related parties	—	1,065	—	—	1,065
Other	925	9,712	224	—	10,861
Inventories	—	378,589	6,268	—	384,857
Prepaid expenses and other	15,032	7,620	1	(5,500)	17,153
Total current assets	200,399	583,485	7,186	(5,500)	785,570

Property and equipment, net	5,020	391,057	6,589	—	402,666
Timber deposits	—	15,848	—	—	15,848
Goodwill	—	21,823	—	—	21,823
Intangible assets, net	—	10,090	—	—	10,090
Other assets	1,503	11,091	15	—	12,609
Investments in affiliates	801,934	—	—	(801,934)	—
Total assets	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Balance Sheets at December 31, 2015 (continued)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$4,552	$153,953	$524	$—	$159,029
Related parties	—	1,442	—	—	1,442
Accrued liabilities
Compensation and benefits	16,034	38,399	279	—	54,712
Interest payable	3,389	—	—	—	3,389
Other	1,958	36,617	7,003	(5,500)	40,078
Total current liabilities	25,933	230,411	7,806	(5,500)	258,650

Debt
Long-term debt	344,589	—	—	—	344,589

Other
Compensation and benefits	93,355	—	—	—	93,355
Other long-term liabilities	10,309	7,033	—	—	17,342
	103,664	7,033	—	—	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	—	—	—	—	—
Common stock	434	—	—	—	434
Treasury stock	(123,711)	—	—	—	(123,711)
Additional paid-in capital	508,066	—	—	—	508,066
Accumulated other comprehensive loss	(93,015)	—	—	—	(93,015)
Retained earnings	242,896	—	—	—	242,896
Subsidiary equity	—	795,950	5,984	(801,934)	—
Total stockholders' equity	534,670	795,950	5,984	(801,934)	534,670
Total liabilities and stockholders' equity	$1,008,856	$1,033,394	$13,790	$(807,434)	$1,248,606

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2016 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$34,159	$102,495	$325	$(102,820)	$34,159
Items in net income not using (providing) cash
Equity in net income of affiliates	(102,820)	—	—	102,820	—
Depreciation and amortization, including deferred financing costs and other	2,479	51,289	841	—	54,609
Stock-based compensation	5,980	—	—	—	5,980
Pension expense	1,749	—	—	—	1,749
Deferred income taxes	7,008	—	—	—	7,008
Change of fair value of interest rate swaps	765	—	—	—	765
Other	25	42	—	—	67
Loss on extinguishment of debt	9,525	—	—	—	9,525
Decrease (increase) in working capital, net of acquisitions
Receivables	(3)	(62,558)	(233)	—	(62,794)
Inventories	—	(49,244)	882	—	(48,362)
Prepaid expenses and other	(2,898)	4,770	(50)	(5,500)	(3,678)
Accounts payable and accrued liabilities	8,091	93,504	(4,782)	5,500	102,313
Pension contributions	(3,338)	—	—	—	(3,338)
Income taxes payable	13,629	—	(6)	—	13,623
Restricted cash deposits with trustee for interest payments	(3,681)	—	—	—	(3,681)
Other	1,558	3,181	570	—	5,309
Net cash provided by (used for) operations	(27,772)	143,479	(2,453)	—	113,254
Cash provided by (used for) investment
Expenditures for property and equipment	(991)	(53,822)	(613)	—	(55,426)
Acquisitions of businesses and facilities	—	(215,900)	—	—	(215,900)
Proceeds from sales of assets and other	30	514	2	—	546
Net cash used for investment	(961)	(269,208)	(611)	—	(270,780)
Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	835,000	—	—	—	835,000
Payments on long-term debt, including revolving credit facility	(602,096)	—	—	—	(602,096)
Restricted cash deposits with trustee for debt payments	(119,175)	—	—	—	(119,175)
Treasury stock purchased	(2,632)	—	—	—	(2,632)
Financing costs	(6,319)	—	—	—	(6,319)
Tax withholding payments on stock-based awards	(383)	—	—	—	(383)
Other	—	(181)	—	—	(181)
Due to (from) affiliates	(128,963)	125,907	3,056	—	—
Net cash provided by (used for) financing	(24,568)	125,726	3,056	—	104,214
Net decrease in cash and cash equivalents	(53,301)	(3)	(8)	—	(53,312)
Balance at beginning of the period	184,434	11	51	—	184,496
Balance at end of the period	$131,133	$8	$43	$—	$131,184

Boise Cascade Company and Subsidiaries Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2015 (unaudited)

	Boise Cascade Company (Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Cash provided by (used for) operations
Net income	$49,854	$111,292	$1,097	$(112,389)	$49,854
Items in net income not using (providing) cash
Equity in net income of affiliates	(112,389)	—	—	112,389	—
Depreciation and amortization, including deferred financing costs and other	1,398	40,064	852	—	42,314
Stock-based compensation	4,330	—	—	—	4,330
Pension expense	2,844	—	—	—	2,844
Deferred income taxes	20,722	—	—	—	20,722
Other	(587)	(1,266)	—	—	(1,853)
Decrease (increase) in working capital
Receivables	(496)	(58,777)	(108)	—	(59,381)
Inventories	—	(8,275)	(1,879)	—	(10,154)
Prepaid expenses and other	(2,081)	(184)	24	—	(2,241)
Accounts payable and accrued liabilities	2,311	74,184	(10)	—	76,485
Pension contributions	(53,701)	—	—	—	(53,701)
Income taxes payable	13,488	—	1	—	13,489
Other	(1,635)	(3,132)	(15)	—	(4,782)
Net cash provided by (used for) operations	(75,942)	153,906	(38)	—	77,926
Cash provided by (used for) investment
Expenditures for property and equipment	(2,176)	(54,397)	(125)	—	(56,698)
Proceeds from sales of assets and other	—	2,975	(16)	—	2,959
Net cash used for investment	(2,176)	(51,422)	(141)	—	(53,739)
Cash provided by (used for) financing
Borrowings of long-term debt	50,000	—	—	—	50,000
Treasury stock purchased	(23,711)	—	—	—	(23,711)
Financing costs	(702)	—	—	—	(702)
Tax withholding payments on stock-based awards	(1,160)	—	—	—	(1,160)
Other	698	(77)	—	—	621
Due to (from) affiliates	102,210	(102,387)	177	—	—
Net cash provided by (used for) financing	127,335	(102,464)	177	—	25,048
Net increase (decrease) in cash and cash equivalents	49,217	20	(2)	—	49,235
Balance at beginning of the period	163,512	23	14	—	163,549
Balance at end of the period	$212,729	$43	$12	$—	$212,784

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have three reportable segments: (i) Wood Products, which manufactures engineered wood products (EWP), plywood, ponderosa pine lumber, studs, and particleboard; (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 12, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $31.3 million during the three months ended September 30, 2016, compared with income from operations of $40.4 million during the three months ended September 30, 2015. In our Wood Products segment, income decreased $10.3 million to $11.6 million for the three months ended September 30, 2016, from $21.9 million for the three months ended September 30, 2015. The decrease in segment income was due primarily to higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, depreciation and amortization expense increased $4.6 million due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. In our Building Materials Distribution segment, income increased $3.7 million to $26.4 million for the three months ended September 30, 2016, from $22.7 million for the three months ended September 30, 2015, driven primarily by a higher gross margin of $10.8 million generated from a sales increase of 11%, offset partially by increased selling and distribution expenses and general and administrative expenses of $6.1 million and $1.0 million, respectively. These changes are discussed further in "Our Operating Results" below.

On March 31, 2016, we completed the purchase of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina (Acquisition) for an aggregate purchase price of $215.9 million, including closing date working capital of $25.9 million. We continue to integrate these facilities into our EWP system in support of our customers in the eastern and southeastern United States, including production and certification of Boise Cascade branded products and the re-start of previously idled LVL production assets at the Roxboro, North Carolina facility.

We ended third quarter 2016 with $131.2 million of cash and cash equivalents, $122.9 million of restricted cash deposits with trustee, and $581.6 million of debt. At September 30, 2016, we had $354.8 million of unused committed bank line availability under our Revolving Credit Facility. We used $53.3 million of cash during the nine months ended September 30, 2016, as cash provided by operating activities and issuances of long-term debt were more than offset by debt payments, restricted cash deposits, the Acquisition, and capital spending. On August 29, 2016, we irrevocably deposited $122.9 million of cash with the trustee of our $300.0 million 6.375% senior notes (2020 Notes) to pay the remaining principal amount, call premium, and all interest payable on November 1, 2016. A further description of our cash sources and uses for the six month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for our products correlates with the level of residential construction activity in the U.S., which has historically been cyclical. As of October 2016, the Blue Chip Economic Indicators consensus forecast for 2017 and 2016 single- and multi-family housing starts in the U.S. were 1.28 and 1.18 million units, respectively, compared with actual housing starts of 1.11 million in 2015 and 1.00 million in 2014, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

We believe continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction.

We expect to experience seasonally slower demand in fourth quarter 2016. On an annual basis, housing starts in the U.S. continue to show modest improvement and we remain optimistic that the improvement in demand for our products will continue as household formation rates and residential construction recover. We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity, and could also include temporary plant curtailments in our plywood operations. In addition, maintenance related capital projects at our plywood plant in Chester, South Carolina, will cause that facility to be down for approximately one month during the fourth quarter. Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, inventory levels in our distribution channels, and seasonal demand patterns.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(millions)
Sales	$1,067.2	$991.6	$2,991.7	$2,756.9

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	922.1	854.1	2,586.4	2,383.8
Depreciation and amortization	19.5	14.2	53.2	41.1
Selling and distribution expenses	80.0	72.7	224.9	202.8
General and administrative expenses	14.4	11.3	46.0	35.4
Other (income) expense, net	—	(1.3)	(1.5)	(1.7)
	1,035.9	951.1	2,909.1	2,661.4

Income from operations	$31.3	$40.4	$82.6	$95.5

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.4%	86.1%	86.5%	86.5%
Depreciation and amortization	1.8	1.4	1.8	1.5
Selling and distribution expenses	7.5	7.3	7.5	7.4
General and administrative expenses	1.3	1.1	1.5	1.3
Other (income) expense, net	—	(0.1)	—	(0.1)
	97.1%	95.9%	97.2%	96.5%

Income from operations	2.9%	4.1%	2.8%	3.5%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(thousands)
U.S. Housing Starts (a)
Single-family	207.3	203.2	595.4	548.5
Multi-family	104.8	114.8	288.6	304.5
	312.1	318.0	884.0	853.0

	(millions)
Segment Sales
Wood Products	$340.9	$340.6	$990.7	$989.8
Building Materials Distribution	889.0	799.0	2,456.3	2,184.0
Corporate and Other	0.1	—	0.4	—
Intersegment eliminations	(162.8)	(148.0)	(455.7)	(416.9)
	$1,067.2	$991.6	$2,991.7	$2,756.9

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.4	3.8	12.6	10.1
I-joists (equivalent lineal feet)	62	57	177	155
Plywood (sq. ft.) (3/8" basis)	385	412	1,143	1,235
Lumber (board feet)	46	54	143	158

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.57	$16.53	$16.70	$16.49
I-joists (1,000 equivalent lineal feet)	1,102	1,118	1,125	1,105
Plywood (1,000 sq. ft.) (3/8" basis)	288	282	273	299
Lumber (1,000 board feet)	481	477	465	490

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46.9%	45.5%	46.5%	46.2%
General line	35.1%	36.4%	35.4%	36.1%
Engineered wood	18.0%	18.1%	18.1%	17.7%

Gross margin percentage (b)	12.0%	12.0%	12.0%	11.4%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2016, total sales increased $75.6 million, or 8%, to $1,067.2 million from $991.6 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, total sales increased $234.8 million, or 9%, to $2,991.7 million from $2,756.9 million for the same period in the prior year. The change in sales was driven primarily by the changes in sales volumes and prices, as described below, for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2016, total U.S. housing starts decreased 2%, with single-family starts up 2% from the same period in 2015. On a year-to-date basis through September 2016, total housing starts increased 4%, with single-family up 9% from the same period in 2015. Average composite lumber and average composite panel prices for the three months ended September 30, 2016, were each 11% higher than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2016, average composite lumber and average composite panel prices were up 2% and 1%, respectively, compared with the same period in the prior year. These improvements in composite commodity pricing generally result in improved results in our BMD segment as noted below, particularly due to improved pricing in OSB and dimension lumber products. However, within our Wood Products segment, we manufacture a narrow mix of products included in the composite indexes. For example, while average composite panel prices increased during the three and nine months ended September 30, 2016, plywood prices have been negatively impacted by a strong U.S. dollar and economy relative to other countries, resulting in foreign producers, particularly from South America, selling more of their plywood products into the U.S. Given weak plywood pricing and improved demand for EWP, we have also shifted more veneer to EWP, resulting in the decrease in plywood sales volume noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $0.3 million to $340.9 million for the three months ended September 30, 2016, from $340.6 million for the three months ended September 30, 2015. The slight increase in sales was driven primarily by increases in sales volumes of laminated veneer lumber (LVL) and I-joists of 17% and 8%, respectively, resulting in increased sales of $10.5 million and $5.0 million, respectively. These EWP volume increases were due primarily to our acquisition of two EWP facilities on March 31, 2016, as well as improved single-family housing starts. These increases were offset by decreases in plywood and lumber sales volumes of 7% and 16%, or $7.6 million and $4.0 million, respectively, in sales. Sales prices for LVL, I-joists, plywood, and lumber were relatively flat compared with the same period in the prior year.

For the nine months ended September 30, 2016, sales, including sales to BMD, increased $0.9 million to $990.7 million from $989.8 million for the same period in the prior year. The increase in sales was driven primarily by increases in sales volumes of LVL and I-joists of 25% and 14%, respectively, resulting in increased sales of $41.3 million and $24.4 million, respectively. Increased EWP volumes were due primarily to the acquisition, as well as improved single-family housing starts. In addition, sales price increases of 2% in I-joists and 1% in LVL contributed $3.5 million and $2.6 million, respectively, to the increase in sales. These increases were offset by decreases in plywood and lumber sales prices of 9% and 5%, respectively, resulting in decreased sales of $29.2 million and $3.6 million, respectively, as well as decreases in plywood and lumber sales volumes of 7% and 10%, or $27.5 million and $7.4 million, respectively, in sales.

Building Materials Distribution.  Sales increased $90.0 million, or 11%, to $889.0 million for the three months ended September 30, 2016, from $799.0 million for the three months ended September 30, 2015. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 8% and 3%, respectively. By product line, commodity sales increased 15%, or $53.2 million; general line product sales increased 7%, or $21.1 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 11%, or $15.7 million.

During the nine months ended September 30, 2016, sales increased $272.4 million, or 12%, to $2,456.3 million from $2,184.0 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume increases of 12% on flat sales prices. By product line, commodity sales increased 13%, or $132.3 million; general line product sales increased 10%, or $80.9 million; and sales of EWP increased 15%, or $59.1 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $68.0 million, or 8%, to $922.1 million for the three months ended September 30, 2016, compared with $854.1 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, as well as higher per-unit costs of OSB (used in the manufacture of I-joists) of 35%, compared with third quarter 2015. In addition, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 80 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales volumes, as well as higher OSB costs, which resulted in higher labor and wood fiber costs as a percentage of sales, offset partially by lower other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with third quarter 2015. However, the BMD segment MLO rate was flat compared with third quarter 2015 as modestly improved margins of commodity and general line products were offset by slightly lower margins of EWP.

For the nine months ended September 30, 2016, materials, labor, and other operating expenses (excluding depreciation) increased $202.6 million, or 8%, to $2,586.4 million, compared with $2,383.8 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, as well as higher per-unit costs of OSB of 23%, compared with the first nine months of 2015, offset partially by lower per-unit log costs of 3%. In addition, the MLO rate in our Wood Products segment increased by 150 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices and volumes, as well as higher OSB costs, which resulted in higher labor and wood fiber costs as a percentage of sales, offset partially by lower other manufacturing costs. In the BMD segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first nine months of 2015. However, the BMD segment MLO rate improved 60 basis points compared with the first nine months of 2015 due to improved commodity product margins, as well as improved sales of general line products, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $5.2 million, or 37%, to $19.5 million for the three months ended September 30, 2016, compared with $14.2 million during the same period in the prior year. For the nine months ended September 30, 2016, these expenses increased $12.1 million, or 30%, to $53.2 million, compared with $41.1 million in the same period in the prior year. The increases in both periods were due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. The idled LVL machinery and equipment at Roxboro, North Carolina, purchased in the Acquisition is being recommissioned. We have begun depreciating individual assets as they are placed in service.

Selling and distribution expenses increased $7.4 million, or 10%, to $80.0 million for the three months ended September 30, 2016, compared with $72.7 million during the same period in the prior year. The increase was due primarily to higher employee-related expenses and shipping and handling costs of $5.0 million and $1.1 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment. During the nine months ended September 30, 2016, selling and distribution expenses increased $22.1 million, or 11%, to $224.9 million, compared with $202.8 million during the same period in 2015. The increase was due primarily to higher employee-related expenses and shipping and handling costs of $13.3 million and $4.6 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses increased $3.0 million, or 27%, to $14.4 million for the three months ended September 30, 2016, compared with $11.3 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses. For the nine months ended September 30, 2016, these expenses increased $10.7 million, or 30%, to $46.0 million, compared with $35.4 million during the same period in 2015, due primarily to increased employee-related expenses of $5.6 million and acquisition-related expenses of $3.6 million in our Wood Products segment.

Other (income) expense, net, for the three months ended September 30, 2016 was insignificant. For the nine months ended September 30, 2016, other (income) expense, net, was $1.5 million of income, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment. For the three and nine months ended September 30, 2015, other (income) expense, net, was $1.3 million and $1.7 million, which included a $0.9 million gain from the sale of a parcel of land in our Wood Products segment.

Income From Operations

Income from operations decreased $9.1 million to $31.3 million for the three months ended September 30, 2016, compared with $40.4 million for the three months ended September 30, 2015. Income from operations decreased $12.9 million to $82.6 million for the nine months ended September 30, 2016, compared with $95.5 million for the nine months ended September 30, 2015.

Wood Products.  Segment income decreased $10.3 million to $11.6 million for the three months ended September 30, 2016, compared with $21.9 million for the three months ended September 30, 2015. The decrease in segment income was due primarily to higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, depreciation and amortization expense increased $4.6 million due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures.

For the nine months ended September 30, 2016, segment income decreased $32.7 million to $33.8 million from $66.5 million for the nine months ended September 30, 2015. The decrease in segment income was due primarily to lower plywood and lumber sales prices and higher OSB costs, as well as acquisition related expenses of $3.6 million. In addition, depreciation expense and amortization increased $9.8 million due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. These decreases were offset partially by improved sales volumes and prices of EWP.

Building Materials Distribution.  Segment income increased $3.7 million to $26.4 million for the three months ended September 30, 2016, from $22.7 million for the three months ended September 30, 2015. The improvement in segment income was driven primarily by a higher gross margin of $10.8 million generated from a sales increase of 11%, offset partially by increased selling and distribution expenses and general and administrative expenses of $6.1 million and $1.0 million, respectively.

For the nine months ended September 30, 2016, segment income increased $23.3 million to $68.9 million from $45.6 million for the nine months ended September 30, 2015. The increase in segment income was driven primarily by a higher gross margin of $46.5 million generated from a sales increase of 12%, including an improvement in gross margin percentage of 60 basis points. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $19.6 million and $2.6 million, respectively.

Corporate and Other.  Segment loss increased $2.4 million to $6.7 million for the three months ended September 30, 2016, from $4.3 million for the three months ended September 30, 2015, which was due primarily to higher incentive compensation costs, professional fees, and pension expense. For the nine months ended September 30, 2016, segment loss increased $3.1 million to $19.9 million from $16.8 million for the six months ended September 30, 2015, primarily due to higher incentive compensation costs, professional fees, and corporate office occupancy expenses. These increases were offset partially by a decrease in pension expense of $1.1 million.

Other

Interest Expense. Interest expense increased $1.4 million, or 25%, to $7.1 million for the three months ended September 30, 2016, compared with $5.7 million during the same period in the prior year. Interest expense increased $2.6 million, or 15%, to $19.4 million for the nine months ended September 30, 2016, compared with $16.8 million during the same period in the prior year. For both periods, the increase was due primarily to interest expense related to the issuance of $350 million of 5.625% senior notes on August 29, 2016, $125.0 million of receive-variable pay-fixed interest rate swaps, a $75 million term loan entered into on March 30, 2016, and 2016 borrowings under our credit facility, offset partially by a decrease in interest expense from the repayment of $184.5 million of the 2020 Notes on August 29, 2016.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

Loss on extinguishment of debt. In connection with the issuance of the $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes), we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 2020 Notes then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $9.5 million during the third quarter of 2016. The loss includes a $7.6 million tender premium paid and $1.9 million for the net write-off of a portion of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

On August 29, 2016, we irrevocably instructed the trustee for the 2020 Notes to issue a redemption notice to holders of the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding and irrevocably deposited $122.9 million of cash received upon the issuance of the 2024 Notes, representing the remaining principal amount, call premium, and all interest payable through November 1, 2016, with the trustee for the 2020 Notes. Accordingly, we expect to recognize an additional pre-tax loss on the extinguishment of debt of $4.8 million in the fourth quarter of 2016.

For more information related to our debt structure, see the discussion in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and nine months ended September 30, 2016, we recorded $5.5 million and $19.2 million, respectively, of income tax expense and had an effective rate of 35.6% and 36.0%, respectively. For the three and nine months ended September 30, 2015, we recorded $12.6 million and $28.8 million, respectively, of income tax expense and had an effective rate of 36.5% and 36.6%, respectively. During the three and nine months ended September 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits. During the three and nine months ended September 30, 2015, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by the domestic production activities deduction.

Liquidity and Capital Resources

We ended third quarter 2016 with $131.2 million of cash and cash equivalents, $122.9 million of restricted cash deposits with the trustee of the 6.375% senior notes, and $581.6 million of debt. At September 30, 2016, we had $486.0 million of available liquidity (cash and cash equivalents and unused borrowing capacity under our senior secured asset-based revolving credit facility). We used $53.3 million of cash during the nine months ended September 30, 2016, as cash provided by operating activities and issuances of long-term debt were more than offset by debt payments, restricted cash deposits, the Acquisition, and capital spending. On August 29, 2016, we irrevocably deposited $122.9 million of cash with the trustee of our 2020 Notes to satisfy and discharge our obligations to pay principal and interest, as well as a call premium on the remaining 2020 Notes, which will be redeemed on November 1, 2016. A further description of our cash sources and uses for the nine month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months. We expect to fund our intra-month working capital requirements in the remainder of 2016 from borrowings under our revolving credit facility and cash on hand.

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

	Nine Months Ended September 30
	2016	2015
	(thousands)
Net cash provided by operations	$113,254	$77,926
Net cash used for investment	(270,780)	(53,739)
Net cash provided by financing	104,214	25,048

Operating Activities

For the nine months ended September 30, 2016, our operating activities generated $113.3 million of cash, compared with $77.9 million of cash generated in the same period in 2015. The $35.3 million improvement in cash provided by operations was due primarily to a $50.4 million decrease in pension contributions, as well a $23.3 million improvement in income from the Building Materials Distribution segment. These changes were offset partially by a $32.7 million decrease in the Wood Products segment income, a decrease in income tax refunds, net of taxes paid, of $3.6 million, an increase in cash payments for interest of $5.6 million, and a $12.5 million increase in working capital during the nine months ended September 30, 2016, compared with a $4.7 million decrease for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 23% and 17%, comparing sales for the months of September 2016 and 2015 with sales for the months of December 2015 and 2014, respectively. The increase in accounts payable and accrued liabilities provided $102.3 million of cash during the nine months ended September 30, 2016, compared with $76.5 million in the same period a year ago. During both periods, seasonally higher inventory purchases and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the nine months ended September 30, 2016, we used $215.9 million for the Acquisition. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern United States. During the nine months ended September 30, 2016 and 2015, we used $55.4 million and $56.7 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, restart of idled assets at our recently acquired Roxboro, North Carolina, facility, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2016 to total approximately $85 million to $95 million. During 2017, we expect capital expenditures to total approximately $70 million to $80 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the nine months ended September 30, 2015, we received asset sales proceeds of $3.0 million, primarily from the sale of a parcel of land in our Wood Products segment.

Financing Activities

During the nine months ended September 30, 2016, our financing activities generated $104.2 million of cash, compared with $25.0 million of cash generated in the same period in 2015.

On August 29, 2016, we issued $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes). In connection with the 2024 Notes issuance, we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 2020 Notes then outstanding. Concurrently, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. In connection with the tender, we paid a tender premium of $7.6 million.

On August 29, 2016, we irrevocably instructed the trustee for the 2020 notes to issue a redemption notice to holders of the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding and irrevocably deposited $119.2 million of cash received upon the issuance of the 2024 Notes, representing the remaining principal amount and call premium, in an account with the trustee for the 2020 Notes, to be redeemed on November 1, 2016. Upon our irrevocable redemption instructions and deposit, our obligations under the indenture pursuant to which the 2020 Notes were issued were satisfied and discharged, the indenture generally ceased to be of further effect, and we have no further obligations to the 2020 Notes holders.

In addition, during the nine months ended September 30, 2016, we issued a new $75.0 million term loan (Term Loan) to partially fund the Acquisition. Under our revolving credit facility, we also borrowed $355.0 million to fund intra-month working capital needs and $55.0 million to partially fund the Acquisition, which were subsequently repaid with cash on hand during the nine months ended September 30, 2016. At September 30, 2016, we had no borrowings outstanding under the revolving credit facility. We also used $6.3 million of cash for financing costs related to our debt issuances during the nine months ended September 30, 2016. In addition, we repurchased 180,100 shares of our common stock for $2.6 million during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, our cash generated from financing activities was primarily related to the issuance of a new $50.0 million term loan (ABL Term Loan) offset partially by the repurchase of 722,911 shares of our common stock for $23.7 million. Proceeds from the ABL Term Loan were used to fund a $40.0 million discretionary pension contribution and for general corporate purposes. During the nine months ended September 30, 2015, we had no borrowings outstanding under our revolving credit facility.

For more information related to our debt structure and common stock repurchase program, see the discussion in Note 7, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2015, except for the items noted in the table below.

	Payments Due by Period
	Remainder 2016	2017-2018	2019-2020	Thereafter	Total
	(millions)
Long-term debt (a)	$115.5	$—	$—	$475.0	$590.5
Interest (b)	4.2	43.6	43.5	84.8	176.1
Leases (c)	3.8	29.7	27.9	80.3	141.7
	$123.5	$73.3	$71.4	$640.1	$908.3
_______________________________________

(a)
These borrowings are further explained in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. The long-term debt payments for 2016 represent the extinguishment of all remaining 2020 Notes on November 1, 2016, excluding a $3.7 million call premium. The table assumes all other long-term debt is held to maturity.

(b)
Amounts represent estimated interest payments on the 2020 Notes, 2024 Notes, ABL Term Loan, and Term Loan as of September 30, 2016, assuming these notes are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

(c)
We enter into leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our lease obligations would change if we exercised these renewal options and/or if we entered into additional lease agreements. For more information, see Note 6, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Off-Balance-Sheet Activities

At September 30, 2016, and December 31, 2015, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 5, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2015 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2016, there have been no material changes to the guarantees disclosed in our 2015 Form 10-K, except for debt transactions disclosed in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

Employees

As of October 23, 2016, we had approximately 6,230 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of October 23, 2016, we had nine collective bargaining agreements. Four agreements, covering approximately 663 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility, expired on May 31, 2016, but have been indefinitely extended by the parties, subject to either party submitting a ten-day written notice to terminate. We expect these four agreements to be negotiated together. We also have two agreements, covering approximately 49 employees at our Billings BMD facility and Vancouver BMD facility, that are set to expire on March 31, 2017, as well as an agreement, covering approximately 715 employees at our Oakdale and Florien plywood plants, that are set to expire on July 15, 2017. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of September 30, 2016, there have been no material changes to financial market risks disclosed in our 2015 Form 10-K, except for changes to interest rate risk.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At September 30, 2016, we had $125.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, management may enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

On February 16, 2016 and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2016, we recorded a long-term asset of $44 thousand recorded in "Other assets" on our Consolidated Balance Sheets and a long-term liability of $809 thousand recorded in "Other long-term liabilities" on our Consolidated Balance Sheets, each representing the fair value of the interest rate swap agreements.

Financial Instruments

The table below provides information as of September 30, 2016, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on September 30, 2016 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							September 30, 2016
	2016	2017	2018	2019	2020	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$115.5	$—	$—	$—	$—	$350.0	$465.5	$474.6
Average interest rates	6.375%	—	—	—	—	5.625%	5.8%	—
Variable-rate debt payments (a)
Term Loans	$—	$—	$—	$—	$—	$125.0	$125.0	$125.0
Average interest rates	—	—	—	—	—	1.6%	1.6%	—
_______________________________________

(a)
These obligations are further explained in Note 7, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value using quoted market prices of our debt in inactive markets.

The table below provides information as of September 30, 2016, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the liability at September 30, 2016:

					September 30, 2016
	2016- 2018	2019	2020	There- after	Total	Fair Value
	(millions)
Interest rate swaps
Variable to fixed notional amount	$—	$—	$—	$125.0	$125.0	$0.8
Average pay rate (a)	—	—	—	1.2%	1.2%	—
Average receive rate (b)	—	—	—	0.5%	0.5%	—
_______________________________________

(a)	Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(b)	Represents the weighted average variable interest rate receivable on our interest rate swaps at September 30, 2016.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in

our 2015 Form 10-K. At September 30, 2016, there have been no material changes to our critical accounting estimates from those disclosed in our 2015 Form 10-K, except as noted below.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K. As of September 30, 2016, there have been no material changes in our exposure to market risk from those disclosed in our 2015 Form 10-K, except as disclosed in "Disclosures of Financial Market Risks" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

On March 31, 2016, we completed the acquisition of two EWP facilities. In connection with integrating these facilities, we are evaluating and, where necessary, will implement changes in controls and procedures at the facilities as the integration proceeds. This process may result in additions or changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  October 26, 2016

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016

Number	Description

4.1
Indenture, dated as of August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 5.625% Senior Notes due 2024 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.2	Form of 5.625% Senior Note due 2024 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.3	Form of 5.625% Senior Note Guarantee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

4.4
Second Supplemental Indenture, dated as of August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2016)

10.1
Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024

10.2
Form of Severance Agreement between Boise Cascade Company and executive officers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2016)

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