Form 10-K
period 2016-12-31
BOISE CASCADE Co
filed 2017-02-24
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☒                            Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $885,390,475.

There were 38,381,558 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•	The highly competitive nature of our industry;

•	Concentration of our sales among a relatively small group of customers;

•	Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•	Material disruptions and/or major equipment failure at our manufacturing facilities;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	The need to successfully formulate and implement succession plans for key members of our management team;

•	Availability and cost of raw materials, including wood fiber and glues and resins;

•	Our ability to successfully and efficiently complete and integrate acquisitions;

•
Our indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	Restrictive covenants contained in our debt agreements;

•	Disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	Substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	The cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•	The impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements;

•	The financial condition and creditworthiness of our customers;

•	Exposure to product liability, product warranty, casualty, construction defect, and other claims; and

•	Fluctuations in the market for our equity.

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

PART I

ITEM 1.    BUSINESS

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading U.S. wholesale distributor of building products. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. We believe our large, vertically-integrated operations provide us with significant advantages over less integrated competitors and position us to optimally serve our customers. Our operations began on October 29, 2004, when we acquired the forest products assets of OfficeMax. We completed an initial public offering of our common stock on February 11, 2013.

Our Industry

              The building products manufacturing and distribution industry in North America is highly competitive, with a number of producers manufacturing and selling a broad range of products. Demand for our products is principally influenced by new residential construction, residential repair-and-remodeling activity, and light commercial construction in the U.S. Drivers of new residential construction, residential repair-and-remodeling activity, and light commercial construction include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth and migration, interest rates, employment, and consumer sentiment. Purchasing decisions made by the customers who buy our wood products are generally based on price, quality, availability, and particularly with respect to EWP, customer service, product support, and performance features offered.

Segments

We operate our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. We present information pertaining to our segments, including product sales, customer concentration, and the geographic areas in which we operate, in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Wood Products

Products

We manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber joists. In addition, we manufacture structural, appearance, and industrial plywood panels. We also produce ponderosa pine lumber, studs, and particleboard.
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2016	2015	2014	2013	2012
	(millions)
Capacity (a)
LVL (cubic feet) (b)(c)	34.5	28.5	27.5	27.5	27.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (d)	2,400	2,385	2,380	2,380	1,630
Lumber (board feet)	270	270	270	255	235
Production
LVL (cubic feet) (b)	23.9	20.1	20.1	17.2	14.2
I‑joists (equivalent lineal feet) (b)	225	198	201	178	149
Plywood and PLV (sq. ft.) (3/8" basis) (d)	1,852	1,951	1,973	1,647	1,482
Lumber (board feet)	179	201	218	197	196
_______________________________________

(a)	Estimated annual capacity at the end of each year.

(b)	During each of the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)
In March 2016, we purchased two EWP facilities, one in Thorsby, Alabama, and one in Roxboro, North Carolina. Thorsby LVL capacity is estimated at 4.0 million cubic feet. Prior to our purchase, the LVL assets at Roxboro were idled. As of December 31, 2016, we have recommissioned a portion of the idled assets that have an estimated annual capacity of 2.0 million cubic feet.

(d)
In September 2013, we purchased two plywood manufacturing facilities, one in Chester, South Carolina, and one in Moncure, North Carolina. Also, approximately 21%, 18%, 19%, 17%, and 15%, respectively, of production in 2016, 2015, 2014, 2013, and 2012 was for PLV panels that are utilized internally to produce LVL.

The following table sets forth segment sales, segment income, depreciation and amortization, and earnings before interest, taxes, depreciation, and amortization (EBITDA) for the periods indicated:

	Year Ended December 31
	2016	2015	2014	2013	2012
	(millions)
Segment sales (a)	$1,280.4	$1,282.1	$1,317.0	$1,134.1	$943.3

Segment income	$25.9	$64.2	$108.4	$77.7	$55.8
Segment depreciation and amortization	57.5	43.3	41.5	28.7	24.4
Segment EBITDA (b)	$83.5	$107.5	$149.8	$106.3	$80.2
_______________________________________

(a)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

(b)
Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Wood Products segment operates six EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate nine plywood and veneer plants, five sawmills, and one particleboard plant.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2016, wood fiber accounted for approximately 43% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber and OSB purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, pine, and hardwood logs as raw materials. We also use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our particleboard facility uses wood residuals produced by us and by third-party lumber producers. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 77% of our wood fiber costs during 2016, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.
Approximately 78% of our log supply in 2016 was supplied through purchases from private land owners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the availability of logs in each of our operating areas, our operating schedules, competition from other manufacturers, the effect of governmental laws and regulations, impacts of weather or fire on log availability, and the status of environmental appeals. For a discussion of contractual commitments relating to log supply agreements, see "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
The cost of logs is correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with the increase in product prices driving increases in log costs, particularly in the western U.S. Because logs are a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of logs. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs. Historically, the level of foreign demand for log exports from the western U.S. has fluctuated based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to transport the logs we purchase from the source to our facilities. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2016. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs leads to higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to the same commodity-based volatility characteristics noted above for OSB. In addition, our particleboard operation uses wood residuals from lumber operations, approximately half of which is purchased from third parties. Periods of low demand for lumber can negatively affect supply and pricing of wood residuals.

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

Sales, Marketing, and Distribution

Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force spends a significant amount of time working with end customers who purchase our EWP. Our sales force provides a variety of technical support services, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems. Sales management of plywood, lumber, and particleboard is also managed centrally and is organized by product line.

In 2016, EWP, plywood, and lumber accounted for 48%, 34%, and 7%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 47% of our Wood Products segment's overall sales in 2016. In 2016, 66%, 28%, and 7% of our Wood Products segment's EWP, plywood, and lumber sales volumes, respectively, were to our Building Materials Distribution segment.
The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2016	2015	2014	2013	2012
	(millions)
Laminated veneer lumber (LVL) (cubic feet) (a)	16.3	13.1	12.4	11.1	9.1
I-joists (equivalent lineal feet)	226	201	193	179	145
Plywood (sq. ft.) (3/8" basis) (b)	1,507	1,635	1,651	1,473	1,356
Lumber (board feet)	187	206	212	199	188
_______________________________________

(a)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(b)    Excludes plywood produced and used in the manufacture of LVL.

Segment Strategy

Grow Our Operations With a Focus on Expanding Our Market Position in EWP
In 2016, we expanded our market position in EWP with the acquisition of two EWP facilities in Thorsby, Alabama, and Roxboro, North Carolina. We have also expanded our market position in EWP by utilizing our large-scale manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network. We expect to see further increases in EWP demand as a result of the ongoing recovery in housing construction and intend to optimize our existing asset base to take advantage of these increases and continue to grow our market position in EWP. For further discussion on acquisitions, see Note 5, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.

Continue to Improve Our Competitiveness Through Operational Excellence
We use a disciplined cost management approach to maximize our competitiveness without sacrificing our ability to react to future growth opportunities. Additionally, we have made capital investments and process improvements in certain facilities. These capital investments and process improvements have improved our veneer self-sufficiency and decreased our production costs and allowed us to produce lower-cost, higher-quality veneers. We use a data-driven process improvement program to further strengthen our manufacturing operations. Because of the gains we continue to see from this program, we believe there are opportunities to further apply this process improvement program in our manufacturing operations and apply similar techniques and methods to different functional areas to realize efficiencies in those areas.

Building Materials Distribution

Products

We sell a broad line of building materials, including OSB, plywood, and lumber (collectively commodities), general line items such as siding, composite decking, metal products, insulation, and roofing, and EWP. Except for EWP and plywood, we purchase most of these building materials from a vendor base of approximately 1,000 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, and Louisiana-Pacific, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2016	2015	2014	2013	2012
	(percentage of Building Materials Distribution sales)
Commodity	46.6%	46.5%	49.4%	51.3%	49.9%
General line	35.4%	35.9%	33.6%	33.0%	36.3%
Engineered wood products	18.0%	17.6%	17.0%	15.7%	13.8%

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2016	2015	2014	2013	2012
	(millions)
Segment sales	$3,227.2	$2,891.3	$2,786.7	$2,599.6	$2,190.2

Segment income	$84.4	$60.8	$56.7	$39.9	$24.0
Segment depreciation and amortization	13.8	11.9	9.8	9.2	8.8
Segment EBITDA (a)	$98.1	$72.7	$66.5	$49.2	$32.9
_______________________________________

(a)
Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Building Materials Distribution segment operates a nationwide network of 32 building materials distribution facilities throughout the U.S. Our Building Materials Distribution segment also operates a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region.

Sales, Marketing, and Distribution

We market our building materials primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction and repair-and-remodeling projects. We also market our products to a wide variety of industrial accounts, which use our products to assemble cabinets, doors, agricultural bins, crating, and other products used in industrial and construction applications. We believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price and term arrangements and offer excellent customer service on top brands in the building materials industry. We also believe our broad product line provides our customers with an efficient, one-stop resource for their building materials needs. We also have expertise in special-order sourcing and merchandising support, which is a key service for our home improvement center customers that choose not to stock certain items in inventory.
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
Segment Strategy

Grow Market Share

We intend to grow our Building Materials Distribution business in existing markets by adding products and services to better serve our customers. We also plan to opportunistically expand our Building Materials Distribution business by acquiring facilities, opening new locations, relocating and expanding capacity at existing facilities, and capturing local market share through our superior supply chain capabilities and customer service.

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

Corporate and Other

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions.

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2016, our top ten customers represented approximately 33% of our sales, with our largest customer, Home Depot, accounting for approximately 8% of our sales. At December 31, 2016, receivables from Home Depot and Builders FirstSource accounted for approximately 11% and 12%, respectively, of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments and substantially all sales to Builders FirstSource were recorded in our Building Material Distribution segment. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

Competition

The competitive environment in our industry in the U.S. continues to be challenging. Industry capacity in a number of product markets, including some of those in which we compete, exceeds the current level of demand. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in the markets in which we operate. Those factors include price, service, quality, product selection, and convenience of location.

Some of our competitors are larger than we are and have greater financial resources. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement.
Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. We compete against several major North American EWP producers, such as Weyerhaeuser Company and Louisiana-Pacific Corporation, as well as several other smaller firms. Our EWP products also face competition from numerous dimension lumber producers, because EWP may be substituted by dimension lumber in many building applications. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, foreign imports produced principally in South America, and several smaller domestic producers. Our plywood products also face competition from OSB producers, because OSB can be substituted for plywood in many building applications. We have leading market positions in the manufacture of EWP, plywood, and ponderosa pine lumber. We hold much smaller market positions in our other manufactured products. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, availability, and particularly with respect to EWP, customer service, product support, and performance features offered. Most of our competitors are located in the U.S. and Canada, although we also compete with manufacturers in other countries, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood and lumber products into the U.S. Our competition includes not only manufacturers and distributors of similar building products but also manufacturers and distributors of products made from alternative materials, such as steel and plastic. Some of our competitors enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it more difficult for our products to gain additional market share. Some of our competitors in this segment are also vertically integrated and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our national wholesale distribution competitors include BlueLinx Holdings Inc. and Weyerhaeuser Company. Regional wholesale distribution competitors include Cedar Creek, OrePac, and U.S. Lumber Group. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. In recent years, there has been consolidation among retail lumberyards. As the customer base consolidates, this dynamic could affect our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.

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

Employees

As of February 12, 2017, we had approximately 6,190 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of February 12, 2017, we had nine collective bargaining agreements. For discussion of risks related to labor disruptions and increased labor costs, refer to "Item 1A. Risk Factors" of this Form 10-K.

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

Executive Officers and Key Employees

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 17, 2017.

Name	Age	Position
Executive Officers:
Thomas K. Corrick	61	Chief Executive Officer
Wayne M. Rancourt	54	Executive Vice President, Chief Financial Officer, and Treasurer
Daniel G. Hutchinson	65	Executive Vice President, Wood Products Manufacturing
Nick Stokes	59	Executive Vice President, Building Materials Distribution
John T. Sahlberg	63	Senior Vice President, Human Resources and General Counsel
Kelly E. Hibbs	50	Vice President and Controller
Key Management:
Rich Viola	59	Senior Vice President of Sales and Marketing, Building Materials Distribution
Mike Brown	55	Vice President of Operations, Wood Products Manufacturing
Frank Elfering	50	Vice President of Purchasing, Building Materials Distribution
Thomas Hoffmann	58	Vice President of Operations, Building Materials Distribution
Dennis R. Huston	64	Vice President of Sales and Marketing, Engineered Wood Products, Wood Products Manufacturing
Nathan Jorgensen	52	Vice President of Engineered Wood Products, Wood Products Manufacturing
Erin D. Nuxoll	57	Vice President, Human Resources
Mary Jo Nyblad	61	Vice President of Commodity Sales and Marketing, Wood Products Manufacturing

Thomas K. Corrick, Chief Executive Officer

Mr. Corrick became our chief executive officer on March 6, 2015. Prior to his election as CEO, Mr. Corrick's previous positions with the company include:

•	Chief Operating Officer, November 2014 - March 2015

•	Executive Vice President, Wood Products, June 2014 - November 2014

•	Sr. Vice President, Wood Products, August 2012 - June 2014

•	Sr. Vice President, Engineered Wood Products, February 2011 - August 2012

Mr. Corrick received his bachelor's and master's degrees in business administration from Texas Christian University, Fort Worth, TX.

Wayne M. Rancourt, Executive Vice President, Chief Financial Officer, and Treasurer

Mr. Rancourt became our executive vice president, chief financial officer, and treasurer in November 2014. His previous positions with the company include:

•	Senior Vice President, Chief Financial Officer, and Treasurer, August 2009 - November 2014

•	Vice President, Treasurer and Investor Relations, February 2008 - August 2009

Mr. Rancourt received a B.S. degree in accounting from Central Washington University, Ellensburg, WA. He is a member of the board of directors of Commercial Vehicle Group, Inc., which is traded publicly on NASDAQ.

Daniel G. Hutchinson, Executive Vice President, Wood Products Manufacturing

Mr. Hutchinson became our executive vice president, Wood Products Manufacturing, in November 2014. His previous positions with the company include:

•	Vice President of Operations, Wood Products Manufacturing, August 2012 - November 2014

•	General Manager of Operations, Engineered Wood Products, December 2008 - August 2012

Mr. Hutchinson received bachelor's degrees in accounting and finance from the University of Idaho, Moscow, ID, and an M.B.A. from Washington State University, Pullman, WA.

Nick Stokes, Executive Vice President, Building Materials Distribution

Mr. Stokes became our executive vice president, Building Materials Distribution, in March 2014. His previous positions with the company include:

•	Senior Vice President, Building Materials Distribution, February 2011 - March 2014

•	Vice President, Building Materials Distribution, October 2004 - February 2011

Mr. Stokes received a B.S. in management and a B.S. in marketing from the University of Utah, Salt Lake City, UT.

John T. Sahlberg, Senior Vice President, Human Resources and General Counsel

Mr. Sahlberg became our senior vice president, Human Resources and General Counsel, effective August 2012. His previous positions with the company include:

•	Vice President, Human Resources and General Counsel, January 2011 - August 2012

•	Vice President, Human Resources, February 2008 - January 2011

Mr. Sahlberg received a bachelor's degree in economics from Harvard College, Cambridge, MA, and a J.D. from Georgetown University, Washington, DC. He is a member of the Idaho State Bar. He is a member of the board of directors of US Ecology, Inc., which is a publicly traded company on NASDAQ.

Kelly E. Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. His previous positions with the company include:

•	Director of Strategic Planning and Internal Audit, February 2008 - February 2011

Mr. Hibbs received a B.A. in accounting from Boise State University, Boise, ID. He is a certified public accountant.

Rich Viola, Senior Vice President of Sales and Marketing, Building Materials Distribution

Mr. Viola became our senior vice president of sales and marketing, Building Materials Distribution, in February 2016. His previous positions with the company include:

•	Vice President, Sales and Marketing, Building Materials Distribution, October 2013 - February 2016

•	Division Sales and Marketing Manager, Building Materials Distribution, August 2013 - October 2013

•	National Accounts Sales Manager & East Region Sales Manager, Building Materials Distribution, September 1999 - August 2013

Mr. Viola received a B.S. in marketing from Northeastern University, Boston, MA.

Mike Brown, Vice President of Operations, Wood Products Manufacturing

Mr. Brown became our vice president of operations, Wood Products Manufacturing, in February 2016. His previous positions with the company include:

•	Manufacturing Operations Manager, Wood Products Manufacturing, November 2014 - February 2016

•	Southeast Area Manager, Wood Products Manufacturing, September 2013 - November 2014

•	Southern Region Manager, Wood Products Manufacturing, January 2009 - September 2013

Mr. Brown received an M.B.A. from Cranfield University, England, and a bachelor of science degree in forestry from Australian National University in Canberra.

Frank Elfering, Vice President of Purchasing, Building Materials Distribution

Mr. Elfering became our vice president of purchasing, Building Materials Distribution, in October 2013. His previous positions with the company include:

•	Purchasing Manager, Building Materials Distribution, July 2013 - October 2013

•	Division Marketing Manager & West Region Sales Manager, Building Materials Distribution, 2008 - 2013

Mr. Elfering received a B.S. in marketing from Oregon State University, Corvallis, OR.

Thomas Hoffmann, Vice President of Operations, Buildings Materials Distribution

Mr. Hoffmann became our vice president of operations, Building Materials Distribution, in October 2016. His previous positions with the company include:

•	Division Operations Manager, Building Materials Distribution, September 2015 - October 2016

•	Pacific Region Manager, Building Materials Distribution, November 2006 - September 2015

Mr. Hoffmann received a B.S. in business from the University of Idaho, Moscow, ID, with an emphasis in marketing and management.

Dennis R. Huston, Vice President of Sales and Marketing, Engineered Wood Products, Wood Products Manufacturing

Mr. Huston became our vice president of sales and marketing, Engineered Wood Products, in August 2012. His previous positions with the company include:

•	Sales Manager of Engineered Wood Products, October 2004 - August 2012

Mr. Huston received a bachelor's degree in political science from the University of Dubuque, Dubuque, IA.

Nathan Jorgensen, Vice President of Engineered Wood Products, Wood Products Manufacturing
Mr. Jorgensen became our vice president of engineered wood products, Wood Products Manufacturing, in February 2016. His previous positions include:

•	Engineered Wood Products Marketing Manager, Wood Products Manufacturing, Boise Cascade Company, June 2015 - February 2016

•	Prior employment with Weyerhaeuser Company as Vice President of Weyerhaeuser Distribution, February 2011 - June 2015

Mr. Jorgensen received a bachelor of science, civil and environmental engineering degree from the University of Wisconsin and also attended the Tuck School of Business Executive Education Program, Dartmouth University, Hanover, NH.

Erin D. Nuxoll, Vice President, Human Resources
Ms. Nuxoll became our vice president, human resources in August 2016. Her previous positions include:

•	Senior Vice President, Human Resources, J.R. Simplot Company, February 2010 - March 2016

•	Vice President, Human Resources, J.R. Simplot Company, March 2006 - February 2010

•	Vice President, Human Resources, Boise Cascade, L.L.C., November 2004 - November 2005

Ms. Nuxoll received a master of arts in organizational leadership from Gonzaga University, Spokane, WA, and a bachelor of science in forest management from Washington State University, Pullman, WA.

Mary Jo Nyblad, Vice President of Commodity Sales and Marketing, Wood Products Manufacturing

Ms. Nyblad became our vice president of commodity sales and marketing, Wood Products Manufacturing, in February 2016. Her previous positions with the company include:

•	Director of Commodity Sales and Marketing, Wood Products Manufacturing, November 2014 - February 2016.

•	General Sales Manager, Panels and Transportation, Wood Products Manufacturing, February 2005 - November 2014

Ms. Nyblad received an M.B.A. from Idaho State University, Pocatello, ID, and a bachelor’s degree in psychology from Whitman College, Walla Walla, WA.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

Many of the products we manufacture or purchase and resell are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive.
Many of the building products we produce or distribute, including OSB, plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices could be volatile in response to industry operating rates, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. Commodity price volatility also affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in declines in profitability.
Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S. and, to a lesser extent, residential repair-and-remodeling activity and light commercial construction. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, existing home prices, consumer confidence, and other general economic factors.
Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America.
In addition, we sell wood chips that are a byproduct of processing logs at our manufacturing operations, or created through the chipping of small diameter logs that we are unable to process at our manufacturing operations. Our wood chips are primarily sold to paper mills in close proximity to our operations who convert the chips into wood pulp. Periods of high output from wood based operations, closure of paper mills in the regions that we operate, or declines in demand for paper grades that utilize our chips, can negatively affect the balance of supply and demand for chips. An oversupply of chips has a negative impact on our chip price realizations and profitability.
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

The building products distribution industry that our Building Materials Distribution segment competes in is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which to obtain products from suppliers and sell products to customers. If our financial condition deteriorates in the future, our relationships with suppliers and customers may be negatively affected.
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
For the year ended December 31, 2016, our top ten customers represented approximately 33% of our sales, with one customer accounting for approximately 8% of sales. At December 31, 2016, receivables from two customers accounted for approximately 11% and 12%, respectively, of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could have a material adverse effect on our financial condition, operating results, and cash flows.
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

Because approximately 47% of our Wood Products sales in 2016 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
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
As of February 12, 2017, we had approximately 6,190 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of February 12, 2017, we had nine collective bargaining agreements. We have two agreements, covering approximately 47 employees at our Billings BMD facility and Vancouver BMD facility, that are scheduled to expire on March 31, 2017, as well as an agreement, covering approximately 705 employees at our Oakdale and Florien plywood plants, that is scheduled to expire on July 15, 2017. We also have an agreement, covering approximately 85 employees at our Canadian EWP facility that is scheduled to expire on December 31, 2017. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than currently. As a result, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.
We may be unable to attract and retain key management and other key employees.
Our key managers are important to our success and may be difficult to replace because they have a significant amount of experience in wood products manufacturing and building materials distribution. While our senior management team has considerable experience, certain members of our management team are nearing or have reached retirement age. In addition, certain of our employees have assumed key roles in recent years and may not have the experience of retiring key managers. The failure to successfully formulate and implement succession plans for retiring employees, and training plans for new key managers, could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.
Our manufacturing operations may have difficulty obtaining wood fiber at favorable prices or at all.

Wood fiber is our principal raw material, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2016. Our primary source of wood fiber is logs. Log prices have been cyclical historically in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
In our Pacific Northwest operations, a substantial portion of our logs are purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect log and fiber supply from both government and private lands. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. If we are unable to negotiate purchases for our log requirements in a particular region to satisfy our log needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.
We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2016. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to the same commodity-based volatility characteristics noted above for OSB. In addition, our particleboard operation uses wood residuals from lumber operations, about half of which is purchased from third parties. Periods of low demand for lumber can negatively affect supply and pricing of wood residuals.
Our strategy includes pursuing acquisitions. We may be unable to efficiently integrate acquired operations or successfully complete acquisitions.

We may not be able to integrate the operations of acquired businesses in an efficient and cost-effective manner or without disruption to our existing operations or may not be able to realize expected synergies. Acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. In particular, we acquired two EWP facilities in March 2016. At the time of our purchase, a significant portion of the assets at the Roxboro facility had been idled since 2010, while other assets were operating well below normal rates of production. Although we have been able to restart a portion of the operations at Roxboro, certain operations remain idled and we continue to incur expenditures to resume these operations and improve overall operational performance. The pace and success of such activities depends, among other things, upon our ability to attract and retain a qualified workforce. There is no assurance that we will be able to resume all operations, or improve operational performance, at Roxboro, and we may not be able to realize the benefits we expected from this acquisition.

We continuously evaluate potential acquisitions and have in the past grown through acquisitions. In the future, we may be unable to successfully identify attractive potential acquisitions or effectively integrate potential acquisitions due to multiple factors, including those noted above, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations.

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
We cannot guarantee that our business will generate sufficient cash flows from operations or that future borrowings will be available to us at a cost or in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure, or liquidate some or all of our assets.
The terms of our debt agreements restrict, and covenants contained in agreements governing indebtedness in the future may impose, significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our debt agreements contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. Our debt agreements limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional debt;

•	declare or pay dividends, redeem stock, or make other distributions to stockholders;

•	make investments;

•	create liens or use assets in security in other transactions;

•	merge or consolidate, or sell, transfer, lease, or dispose of substantially all of our assets;

•	enter into transactions with affiliates;

•	sell or transfer certain assets; and

•	in the case of our revolving credit facility, make prepayments on our senior notes and subordinated indebtedness.
In addition, our revolving credit facility provides that if an event of default occurs or excess availability under our revolving credit facility drops below a threshold amount equal to the greater of 10% of the aggregate commitments under our revolving credit facility or $37 million (and until such time as excess availability for two consecutive fiscal months exceeds that threshold amount and no event of default has occurred and is continuing), we will be required to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0, determined on a trailing twelve-month basis.
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
The Roxboro EWP plant that was purchased in March 2016 has produced both LVL and I-joists historically. Prior to our ownership, the LVL assets at that facility were idled by the predecessor owner in 2010. We continue to focus our efforts on the restart of LVL production at Roxboro and improving I-joist production capability as we recommission idle assets, transition to production of Boise Cascade branded products, and hire and train the necessary personnel to operate the facility. We have elected to stage the recommissioning of idle assets at Roxboro. With the recommissioning of one of two LVL presses and other downstream assets at the Roxboro facility, we restarted production of LVL in the fourth quarter of 2016. The veneer needed to restart LVL production thus far has been sourced from plywood facilities within our system that have the capability to produce veneer for either LVL or plywood production. Management believes that increased penetration with existing customers, along with ongoing growth in single-family starts, will support recommissioning activities of the second LVL press and veneer-related assets at Roxboro within the next 12 to 18 months. Factors such as lower than anticipated growth in single-family housing starts, recommissioning costs in excess of expectations, loss of key customers, or our inability to attract and retain the incremental workforce necessary to operate the assets, could result in a decision to discontinue or delay recommissioning activities, and therefore result in long-lived asset impairments at Roxboro. Such impairments could have a material adverse effect on our reported results of operations in the period in which an impairment is recognized.

Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.

In recent years, we have completed a number of capital investments, including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), increasing our outdoor storage acreage, and leasing additional warehouse space. These capital investments, along with recent acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not continue to recover and revenues do not improve to offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our products may compete with alternative products in certain market segments. For example, plastic, concrete, steel, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our Wood Products segment such as EWP, plywood, and lumber. Changes in prices for oil, chemicals, and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. As the use of these alternatives grows, demand for our products may decline.
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
Our earnings may be negatively affected by the amount of expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the present value of our liabilities increases, potentially increasing pension expense and funding requirements. A decline in the market value of the pension assets could also increase our pension expense and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. At December 31, 2016, the net underfunded status of our defined benefit pension plans was $70.8 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Adverse housing market conditions may increase the credit risk from our customers.

Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers' financial position. If our customers' financial positions become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow, and liquidity.

The nature of our business exposes us to product liability, product warranty, casualty, manufacturing and construction defects, and other claims.
We may be involved in product liability, product warranty, casualty, manufacturing and construction defects, and other claims relating to the products we manufacture and distribute, and services we provide that could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. We cannot assure that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly.

Volatility in the market price of our common stock may prevent a stockholder from being able to sell shares at or above the price paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission (SEC);

•	changes in key personnel;

•	strategic actions by us, our customers, or our competitors, such as acquisitions or restructurings;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry, and market conditions;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	material litigation or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, or responses to such events;

•	sales of common stock by us or members of our management team;

•	the granting of equity or equity-based incentives;

•	volume of trading in our common stock (which may be impacted by future sales or repurchases of our common stock);

•	changes in accounting standards, policies, guidance, interpretations, or principles; and

•	the impact of the facts described elsewhere in "Item 1A. Risk Factors" of this Form 10-K.
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

We historically have not paid dividends on our common stock. In the future, the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual obligations, applicable laws, and other factors that our board of directors may deem relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends. Therefore, a stockholder may not receive a return on investment in our common stock via payment of dividends.

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

Our independent registered public accounting firm is also required to attest to the effectiveness of our internal controls over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.

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

The following is a list of our facilities by segment as of February 17, 2017. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 17, 2017:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	9	Louisiana (2), North Carolina, Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	6	Alabama, Louisiana, North Carolina, Oregon, Idaho, and Canada
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

Building Materials Distribution

We lease and own properties in our Building Materials Distribution business. Substantially all of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. The following table summarizes our 33 Building Materials Distribution facilities as of February 17, 2017:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned	230,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	99,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	68,000
Atlanta, Georgia	Leased	214,000
Boise, Idaho	Owned/Leased	159,000
Idaho Falls, Idaho	Owned/Leased	69,000
Chicago, Illinois	Leased	170,000
Biddeford/Saco, Maine (a)	Leased	48,000
Baltimore, Maryland	Leased	247,000
Westfield, Massachusetts	Leased	207,000
Detroit, Michigan	Leased	108,000
Minneapolis, Minnesota	Leased	144,000
Kansas City, Missouri	Leased	27,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	166,000
Delanco, New Jersey	Owned/Leased	345,000
Albuquerque, New Mexico	Leased	68,000
Greensboro, North Carolina	Leased	157,000
Marion, Ohio	Leased	95,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Houston, Texas	Leased	203,000
Salt Lake City, Utah	Leased	126,000
Spokane, Washington	Owned/Leased	59,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000
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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

The following table sets forth the high and low sales prices of our common stock for 2016 and 2015 as reported by the NYSE:

	High Sale Price	Low Sale Price
2016
Fourth Quarter	$25.69	$17.80
Third Quarter	$29.95	$21.11
Second Quarter	$23.60	$20.07
First Quarter	$25.46	$13.80

2015
Fourth Quarter	$33.15	$24.40
Third Quarter	$37.97	$24.92
Second Quarter	$39.80	$34.35
First Quarter	$43.90	$34.60

On February 17, 2017, there were 38,381,558 shares of our common stock outstanding, held by 14 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. On February 17, 2017, the closing price of our common stock was $27.10.

Dividends

We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2016 and 2015. We do not currently plan to pay a regular dividend on our common stock. In the future, the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend upon our financial condition, earnings, contractual obligations, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, or applicable laws and other factors that our board of directors may deem relevant. See "Debt Structure'' under "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on February 6, 2013 (the day we first began trading on the NYSE as Boise Cascade Company) with a $100 investment also made on February 6, 2013, in the S&P SmallCap 600 Index and in our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., Universal Forest Products, Inc., Builders FirstSource, Inc., and Norbord Inc. The information in the graph below and table above is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)	$100 invested in stock or index on February 6, 2013, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
We did not sell any unregistered securities from January 1, 2014, through December 31, 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2016, there were 696,989 shares of common stock that may yet be purchased under the Program. During fourth quarter 2016, we repurchased 400,000 shares under the Program at a cost of approximately $7.6 million, or an average of $19.09 per share. Set forth below is information regarding the Company's share repurchases under the Program during the fourth quarter ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	—	1,096,989
November 1, 2016 - November 30, 2016	400,000	19.09	400,000	696,989
December 1, 2016 - December 31, 2016	—	—	—	696,989
Total	400,000	$19.09	400,000	696,989

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2016 (a)	2015	2014	2013 (b)	2012
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$3,911	$3,633	$3,574	$3,273	$2,779
Net income	$38	$52	$80	$117	$41
Net income per common share – diluted	$0.98	$1.33	$2.03	$2.91	$1.40
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (c)	$142	$158	$197	$136	$97
Adjusted EBITDA (c)	$153	$158	$197	$136	$97
Cash dividends declared per common share	$—	$—	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$104	$184	$164	$118	$46
Working capital, excluding cash and cash equivalents (d)	$344	$342	$335	$312	$245
Total assets (e)	$1,439	$1,249	$1,213	$1,096	$820
Total long-term debt (e)	$438	$345	$294	$293	$267
_______________________________________

(a)	The following items impacted 2016 net income:

•
$8.5 million of income tax benefit primarily associated with the reversal of a valuation allowance on foreign deferred tax assets. For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
$14.3 million pre-tax loss on extinguishment of debt. For more information, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
$3.9 million pre-tax settlement expense associated with voluntary lump-sum payments to pension plan participants. For more information, see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2016, total assets include the EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, we acquired in March 2016, for an aggregate purchase price of $215.9 million. For more information, see Note 5, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(b)	In 2013, net income includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

At December 31, 2013, total assets include the facilities in Chester, South Carolina, and Moncure, North Carolina, we acquired in September 2013, for an aggregate purchase price of $103.0 million.

(c)    The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended December 31
	2016	2015	2014	2013	2012
	(millions)
Net income	$38	$52	$80	$117	$41
Interest expense	27	23	22	20	22
Income tax provision (benefit)	5	29	43	(39)	—
Depreciation and amortization	73	56	51	38	33
EBITDA	142	158	197	136	97
Change in fair value of interest rate swaps	(4)	—	—	—	—
Loss on extinguishment of debt	14	—	—	—	—
Adjusted EBITDA	$153	$158	$197	$136	$97

We define EBITDA as income before interest (interest expense and interest income), income taxes, and depreciation and amortization. Additionally, we disclose Adjusted EBITDA, which further adjusts EBITDA to exclude the change in fair value of interest rate swaps and loss on extinguishment of debt.

We believe EBITDA and Adjusted EBITDA are meaningful measures because they present a transparent view of our recurring operating performance and allow management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. We also believe EBITDA and Adjusted EBITDA are useful to investors because they provide a means to evaluate the operating performance of our segments and our Company on an ongoing basis using criteria that are used by our management and because they are frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. EBITDA and Adjusted EBITDA, however, are not measures of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as alternatives to net income, income from operations, or any other performance measure derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income or segment income (loss) have limitations as analytical tools, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

(d)
As of December 31, 2015, we retrospectively adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, by reclassifying previously reported current deferred tax assets as noncurrent on the balance sheet. This reclassification resulted in a reduction of working capital, as previously reported, of $20 million and $18 million as of December 31, 2014 and 2013, respectively. No reclassification was required as of December 31, 2012 since we had no current deferred taxes recorded in that year due to our tax status as a limited liability company.

(e)
As of December 31, 2015, we retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, by reclassifying previously reported deferred financing costs as a direct deduction from the related debt liability rather than as an asset. This reclassification resulted in a reduction of total assets and total long-term debt, as previously reported, of $7 million, $8 million, and $8 million, respectively, as of December 31, 2014, 2013, and 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion includes statements that are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Cautionary Statement Concerning Forward-Looking Statements" and in Item 1A. "Risk Factors." References to "fiscal year" or "fiscal" refer to our fiscal year ending on December 31 in each calendar year.

Overview

Company Background

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have three reportable segments: (i) Wood Products, which manufactures engineered wood products (EWP), plywood, ponderosa pine lumber, studs, and particleboard; (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials; and (iii) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood procurement through distribution. During 2016, approximately 47% of our Wood Products segment sales were to our BMD segment. In 2016, approximately 66%, 28%, and 7% of our Wood Product segment's EWP, plywood, and lumber sales volumes, respectively, were to our BMD segment.

Executive Summary

We recorded income from operations of $79.6 million during the year ended December 31, 2016, compared with $103.2 million during the same period in the prior year. In our Wood Products segment, income decreased by $38.3 million to $25.9 million for the year ended December 31, 2016, from $64.2 million in 2015. The decrease was due primarily to lower plywood and lumber sales prices and higher OSB costs, offset partially by improved sales volumes for EWP and lower log costs. In addition, depreciation and amortization expense increased $14.2 million due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. In our BMD segment, income improved $23.6 million to $84.4 million for the year ended December 31, 2016, from $60.8 million for the year ended December 31, 2015, driven primarily by a higher gross margin of $50.2 million. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $21.9 million and $3.1 million, respectively, as well as higher depreciation and amortization of $1.8 million. These changes are discussed further in "Our Operating Results" below.

On March 31, 2016, we completed the purchase of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina (Acquisition) for an aggregate purchase price of $215.9 million, including closing date working capital of $25.9 million. We continue to integrate these facilities into our EWP system to support our customers in the eastern and southeastern U.S., including production and certification of Boise Cascade branded products and the restart of previously idled LVL production assets at the Roxboro, North Carolina facility. We intend to use veneer produced at neighboring Boise Cascade facilities as a raw material input for LVL production at Roxboro in 2017. The pace of recommissioning certain assets at the Roxboro facility that remain idled will depend upon market conditions for both EWP and plywood.

We ended 2016 with $104.0 million of cash and cash equivalents and $437.6 million of debt. At December 31, 2016, we had $327.2 million of unused committed bank line availability. Our cash and cash equivalents decreased by $80.5 million during the year ended December 31, 2016, as cash provided by operating activities and issuances of long-term debt were more than offset by debt payments, the Acquisition, capital spending, and common stock repurchases, as discussed further in "Liquidity and Capital Resources" below.

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of the products we manufacture and distribute; (ii) general economic and industry conditions affecting demand; and (iii) availability and cost of raw materials, including wood fiber and glues and resins. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on buyers' and sellers' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. As a result, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been historically volatile. Future commodity product prices could be volatile in response to industry operating rates, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below:

	Year Ended December 31
	2016 versus 2015	2015 versus 2014	2014 versus 2013
Increase (decrease) in composite panel prices	1%	(5)%	(10)%
Increase (decrease) in Western Fir plywood prices	(6)%	(4)%	3%
Increase (decrease) in Southern Pine plywood prices	(11)%	(6)%	3%
Increase (decrease) in OSB prices	29%	(8)%	(31)%
Increase (decrease) in composite lumber prices	4%	(14)%	0%

In our Wood Products segment, we manufacture plywood, but not OSB, and therefore our reported prices may not trend with the overall composite panel price index. Our BMD segment purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability. For further discussion of the impact of commodity prices on historical periods, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

In our Wood Products segment, our plan is to continue to respond to market conditions by actively managing our production facilities to balance supply with demand, which will likely result in operating some of our facilities below their capacity as we did in 2016, and could also include temporary plant curtailments in our plywood or lumber operations. In addition, we have expanded our market position in EWP in recent years and expect to see further increases in EWP demand as a result of the ongoing recovery in housing construction. We expect margins for EWP over time will be more stable than those for most wood products and are focused on leveraging our manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network.

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. As of February 2017, the Blue Chip Economic Indicators consensus forecast for 2017 single- and multi-family housing starts in the U.S. was approximately 1.26 million units, compared with actual housing starts of 1.17 million in 2016 and 1.11 million in 2015, as reported by the U.S. Census Bureau. We believe continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors, will be necessary to increase household formation rates. Improved household formation rates in turn will help stimulate new construction. New residential construction activity has historically been volatile with demand for new residential construction also influenced by several other economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices.

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood and lumber products into the U.S.

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

Availability and Cost of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2016. Logs comprised approximately 77% of our wood fiber costs during 2016, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions conducted by federal, state, and local authorities.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2016 versus 2015	2015 versus 2014	2014 versus 2013
Increase (decrease) in per-unit log costs	(2)%	1%	2%

The cost of logs is correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with an increase in product prices driving increases in log costs, particularly in the western U.S. Because logs are a commodity, prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Demand for dimension lumber has a strong influence on pricing, as the dimension lumber industry is the largest consumer of logs. We anticipate that log costs will fluctuate in the future as building material product prices fluctuate. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs.

In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to transport the logs we purchase from the source to our facilities. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, impacts of weather or fire on log availability, and the status of environmental appeals.

We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2016. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to significantly higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to the same commodity-based volatility characteristics noted above for OSB. In addition, our particleboard operation uses wood residuals from lumber operations, about half of which is purchased from third parties. Periods of low demand for lumber can negatively affect supply and pricing of wood residuals.

We also use various resins and glues in our manufacturing processes, which accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2016. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31
	2016	2015	2014
	(millions)
Sales	$3,911.2	$3,633.4	$3,573.7

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,398.4	3,153.5	3,065.7
Depreciation and amortization	72.8	55.6	51.4
Selling and distribution expenses	300.8	273.3	264.2
General and administrative expenses	60.6	49.4	48.5
Other (income) expense, net	(1.0)	(1.6)	(1.6)
	3,831.6	3,530.2	3,428.2

Income from operations	$79.6	$103.2	$145.5

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.9%	86.8%	85.8%
Depreciation and amortization	1.9	1.5	1.4
Selling and distribution expenses	7.7	7.5	7.4
General and administrative expenses	1.5	1.4	1.4
Other (income) expense, net	—	—	—
	98.0%	97.2%	95.9%

Income from operations	2.0%	2.8%	4.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31
	2016	2015	2014
	(thousands)
U.S. Housing Starts (a)
Single-family	781.6	714.5	647.9
Multi-family	392.7	397.3	355.4
	1,174.3	1,111.8	1,003.3

	(millions)
Segment Sales
Wood Products	$1,280.4	$1,282.1	$1,317.0
Building Materials Distribution	3,227.2	2,891.3	2,786.7
Corporate and Other	0.4	—	—
Intersegment eliminations	(596.8)	(540.0)	(529.9)
	$3,911.2	$3,633.4	$3,573.7

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	16.3	13.1	12.4
I-joists (equivalent lineal feet)	226	201	193
Plywood (sq. ft.) (3/8" basis)	1,507	1,635	1,651
Lumber (board feet)	187	206	212

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.59	$16.44	$16.32
I-joists (1,000 equivalent lineal feet)	1,114	1,107	1,070
Plywood (1,000 sq. ft.) (3/8" basis)	272	291	314
Lumber (1,000 board feet)	472	482	558

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46.6%	46.5%	49.4%
General line	35.4%	35.9%	33.6%
Engineered wood products	18.0%	17.6%	17.0%

Gross margin percentage (b)	11.9%	11.6%	11.4%
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2016 Compared With 2015

Sales

For the year ended December 31, 2016, total sales increased $277.8 million, or 8%, to $3,911.2 million from $3,633.4 million during the year ended December 31, 2015, driven by changes in sales volumes and prices, as described below. During 2016, U.S. housing starts increased 6%, with single-family starts up 9%, compared with 2015. Single-family housing starts are the primary driver of our sales and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2016, average composite lumber and average composite panel prices were up 4% and 1%, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved results in our BMD segment as noted below, particularly due to improved pricing in OSB and dimension lumber products. However, within our Wood Products segment, we manufacture plywood, but not OSB, and therefore our reported prices trended with the declines reflected in the plywood composite indexes and not the overall composite panel index. Average composite panel prices increased during the year ended December 31, 2016, but plywood prices were negatively impacted by a strong U.S. dollar and economy relative to other countries, resulting in foreign producers, particularly from South America, selling more of their plywood products into the eastern U.S. Given weak plywood pricing and improved demand for EWP, we have also shifted more of our internally produced veneer to EWP, resulting in the decrease in plywood sales volume noted below.

Wood Products.  During the year ended December 31, 2016, sales, including sales to our BMD segment, decreased $1.7 million, to $1,280.4 million from $1,282.1 million in 2015. Plywood and lumber sales volumes decreased 8% and 9%, respectively, contributing $37.2 million and $9.1 million, respectively, to the decrease in sales. Sales price decreases of 7% and 2%, respectively, in plywood and lumber resulted in sales decreases of $29.3 million and $1.8 million, respectively. In addition, lower sales volumes of veneer and lower byproduct price realizations resulted in sales decreases of $5.4 million and $6.5 million, respectively. These decreases were offset partially by sales volume increases of 25% in laminated veneer lumber (LVL) and 13% in I-joists which resulted in sales increases of $53.3 million and $27.9 million, respectively. Increased EWP volumes were due primarily to the Acquisition and increased penetration with existing customers, as well as improved single-family housing starts. Sales prices for LVL and I-joists were relatively flat compared with the year ended December 31, 2015.

Building Materials Distribution.  During the year ended December 31, 2016, sales increased $335.9 million, or 12%, to $3,227.2 million from $2,891.3 million for the prior year. Compared with the prior year, the overall increase in sales was driven by sales volume and sales price increases of 11% and 1%, respectively. By product line, commodity sales increased 12%, or $159.7 million; general line product sales increased 10%, or $104.1 million; and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 14%, or $72.2 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $244.9 million, or 8%, to $3,398.4 million for the year ended December 31, 2016, compared with $3,153.5 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, as well as higher per-unit costs of OSB of 23%, compared with the prior year, offset partially by lower per-unit log costs of 2%. In addition, Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 120 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices and volumes, as well as higher OSB costs, which resulted in higher labor and wood fiber costs as a percent of sales, offset partially by lower other manufacturing costs. In our BMD segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the prior year. However, the BMD segment MLO rate improved 30 basis points compared with 2015 due to improved commodity product margins, as well as improved sales of general line products, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $17.3 million, or 31%, to $72.8 million for the year ended December 31, 2016, compared with $55.6 million during the prior year. The increase was due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. As of December 31, 2016, we have approximately $45 million of idled veneer and LVL related machinery and equipment at Roxboro, North Carolina, that were purchased in the Acquisition. We expect these assets to be recommissioned in the future and depreciation will begin as they are placed in service.

Selling and distribution expenses increased $27.5 million, or 10%, to $300.8 million for the year ended December 31, 2016, compared with $273.3 million for the prior year. The increase was due to higher employee-related expenses and shipping and handling costs of $16.6 million and $5.7 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses increased $11.2 million, or 23%, to $60.6 million for the year ended December 31, 2016, compared with $49.4 million for the prior year. The increase was due primarily to increased employee-related expenses of $7.5 million and higher acquisition-related expenses of $2.0 million in our Wood Products segment.

For the year ended December 31, 2016, other (income) expense, net, was $1.0 million of income, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment. For the year ended December 31, 2015, other (income) expense, net, was $1.6 million of income, which included a $0.9 million gain from the sale of a parcel of land in our Wood Products segment.

Income (Loss) From Operations

Income from operations decreased $23.6 million to $79.6 million for the year ended December 31, 2016, compared with $103.2 million of income for the year ended December 31, 2015.

 Wood Products.  For the year ended December 31, 2016, segment income decreased $38.3 million to $25.9 million from $64.2 million for the year ended December 31, 2015. The decrease in segment income was due primarily to lower plywood and lumber sales prices, and higher OSB costs, as well as higher acquisition-related expenses of $2.0 million. In addition, depreciation and amortization expense increased $14.2 million due primarily to the Acquisition and other capital expenditures. These decreases were offset partially by improved sales volumes of EWP and lower log costs.

Building Materials Distribution.  For the year ended December 31, 2016, segment income increased $23.6 million to $84.4 million from $60.8 million for the year ended December 31, 2015. The increase in segment income was driven primarily by a higher gross margin of $50.2 million generated from a sales increase of 12%, including an improvement in gross margin percentage of 30 basis points. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $21.9 million and $3.1 million, respectively, as well as higher depreciation and amortization of $1.8 million.

Corporate and Other.  Segment loss increased $8.5 million to $30.6 million for the year ended December 31, 2016, from $22.1 million for the year ended December 31, 2015. The increase was primarily due to higher pension expense, incentive compensation costs, and professional fees. Pension expense increased $3.4 million due primarily to a $3.9 million settlement charge resulting from lump-sum benefit payments in the fourth quarter of 2016. For more information related to our pension plan, see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other

Interest Expense. Interest expense increased $4.2 million, or 18%, to $26.7 million for the year ended December 31, 2016, compared with $22.5 million for the prior year. The increase was due primarily to interest expense related to the issuance of $350 million of 5.625% senior notes due 2024 (2024 Notes) on August 29, 2016, $125.0 million of receive-variable pay-fixed interest rate swaps, a $75 million term loan entered into on March 30, 2016, and 2016 borrowings under our credit facility, offset partially by a decrease in interest expense from the repayment of the $300.0 million of 6.375% senior notes due 2020 (2020 Notes) during 2016.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Loss on extinguishment of debt. In connection with the issuance of the $350 million 2024 Notes, we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 2020 Notes then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. On November 1, 2016, we redeemed the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.3 million during 2016. The loss includes $11.3 million in debt extinguishment premiums and $3.0 million for the net write-off of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

For more information related to our indebtedness, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Wood Products.  During the year ended December 31, 2015, sales, including sales to our BMD segment, decreased $34.9 million, or 3%, to $1,282.1 million from $1,317.0 million in 2014. Plywood and lumber sales prices decreased 7% and 14%, respectively, contributing $37.8 million and $15.7 million, respectively, to the decrease in sales. In addition, sales volume decreases of 1% and 3%, respectively, in plywood and lumber resulted in sales decreases of $5.2 million and $3.3 million, respectively. These decreases were offset partially by sales volume increases of 6% in LVL and 4% in I-joists which resulted in sales increases of $11.6 million and $8.8 million, respectively. In addition, sales price increases of 3% in I-joists resulted in sales increases of $7.4 million. LVL sales prices were relatively flat compared with the year ended December 31, 2014.

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

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $87.8 million, or 3%, to $3,153.5 million for the year ended December 31, 2015, compared with $3,065.7 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, compared with the prior year, offset partially by lower per-unit costs of OSB of 9%. However, MLO rate in our Wood Products segment increased by 310 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices which resulted in higher labor and other manufacturing costs as a percent of sales. In our BMD segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the prior year. However, the BMD segment MLO rate improved 20 basis points compared with 2014 as a decrease in commodity product margins was more than offset by improved sales of general line products and EWP, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $4.1 million, or 8%, to $55.6 million for the year ended December 31, 2015, compared with $51.4 million during the prior year. The increase was due primarily to purchases of property and equipment.

Selling and distribution expenses increased $9.1 million, or 3%, to $273.3 million for the year ended December 31, 2015, compared with $264.2 million for the prior year. The increase was due primarily to higher payroll and pension costs of $6.7 million and $0.9 million, respectively, as well as higher selling related expenses of $3.6 million in our BMD segment, offset partially by lower incentive compensation of $1.7 million.

General and administrative expenses increased $0.9 million, or 2%, to $49.4 million for the year ended December 31, 2015, compared with $48.5 million for the prior year. The increase was due primarily to higher information technology and acquisition related professional service expenses of $1.5 million, as well as increased lease costs of $0.5 million. In addition, pension and payroll costs each increased by $0.8 million, offset partially by lower incentive compensation of $2.9 million.

For each of the years ended December 31, 2015 and 2014, other (income) expense, net, was $1.6 million of income. The year ended December 31, 2015, included a $0.9 million gain from the sale of a parcel of land in our Wood Products segment. The year ended December 31, 2014, included a $1.6 million gain from the sale of two surplus properties in our BMD segment.

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

Prior to first quarter 2015, pension expense (which is primarily comprised of interest cost, expected return on plan assets, and amortization of actuarial losses) was recorded in each of our segments based on the associated individual employee roles and responsibilities. However, pension benefits are frozen for most employees and only a small number of hourly employees continue to accrue benefits. Therefore, management believes that recording pension expense in the Corporate and Other segment provides a clearer view of segment operating performance. In first quarter 2015, we made a change in our segment measurement method by recording all pension expense to the Corporate and Other segment. This change in measurement only impacts our segment disclosures, and thus it has no impact on our overall consolidated financial statements. Historical segment income (loss) has not been recast. For the year ended December 31, 2014, pension expense of $0.4 million and $0.3 million, respectively, was recorded in the Wood Products and BMD segments. Pension expense recorded in Corporate and Other was $2.8 million for the year ended December 31, 2015.

Other

Interest Expense. Interest expense increased $0.5 million, or 2%, to $22.5 million for the year ended December 31, 2015, compared with $22.0 million for the prior year. The increase was due primarily to interest expense on the $50 million term loan entered into on May 15, 2015. For more information related to our indebtedness, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income Tax Provision

For the years ended December 31, 2016, 2015, and 2014, we recorded $5.0 million, $28.5 million, and $43.3 million, respectively, of income tax expense and had an effective rate of 11.7%, 35.3%, and 35.1%, respectively. Our rate is affected by discrete items that may occur in any given year but are not consistent from year to year.

During the year ended December 31, 2016, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of the following:

•	A $9.9 million reduction in income tax expense, or an effect of 22.8%, resulting from the valuation allowance reversal in our Canadian tax jurisdiction.

•	A $2.9 million reduction in income tax expense, or an effect of 6.7%, resulting from other tax credits.

•	A $1.7 million increase in income tax expense, or an effect of 4.0%, resulting from unrecognized tax benefits.

•	A $1.4 million increase in income tax expense, or an effect of 3.2%, from state income taxes.

During the years ended December 31, 2015 and 2014, the federal statutory income tax rates and the effective tax rates were each 35%, as the effect of state taxes was offset by the domestic production activities deduction and other tax credits.

Liquidity and Capital Resources

We ended 2016 with $104.0 million of cash and cash equivalents and $437.6 million of long-term debt. At December 31, 2016, we had $431.2 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $80.5 million during the year ended December 31, 2016, as cash provided by operating activities and issuances of long-term debt were more than offset by debt payments, the Acquisition, capital spending, and common stock repurchases, as further discussed below.

At December 31, 2016, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions over the next twelve months. We expect to fund our seasonal and intra-month working capital requirements in 2017 from borrowings under our revolving credit facility and cash on hand.

In recent years, our pension benefit obligations have fluctuated significantly, primarily due to the interest rate environment in the U.S. and its impact on the discount rate assumptions used to measure the present value of our pension benefit obligations. At December 31, 2016, we used a discount rate assumption of 3.90% to measure the present value of our pension benefit obligations, which resulted in a pension benefit obligation of approximately $460.2 million. The fair value of our pension plan assets at December 31, 2016, was approximately $389.4 million, and thus we reported an underfunded status of our defined benefit pension plans of approximately $70.8 million. Given the underfunded status, we may be required to make future contributions to our qualified defined benefit pension plan depending upon actuarial assumptions, future interest rates, and pension asset investments returns. While we have no federally required contributions for 2017, we expect to make cash contributions of approximately $2 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

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

	Year Ended December 31
	2016	2015	2014
	(thousands)
Net cash provided by operations	$151,907	$80,331	$101,843
Net cash used for investment	(298,839)	(84,392)	(56,404)
Net cash provided by (used for) financing	66,414	25,008	(139)

Operating Activities

2016 Compared With 2015

In 2016, our operating activities generated $151.9 million of cash, compared with $80.3 million in 2015. The $71.6 million increase in cash provided by operations in 2016 relates primarily to the following:

•	A decrease in cash contributions to our pension plans of $50.4 million. During 2016, we used $3.8 million of cash to make pension contributions, compared with $54.3 million during 2015.

•
A $23.6 million increase in income in our Building Materials Distribution segment, offset by a $38.3 million decrease in income in our Wood Products segment. See "Operating Results" above for a discussion on our results for 2016.

•
A $12.2 million decrease in working capital during 2016, compared with a $2.7 million increase in working capital during 2015. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The decrease in working capital in 2016 was primarily attributable to higher accounts payable and accrued liabilities, offset partially by an increase in inventories. The increase in working capital in 2015 was primarily attributable to higher receivables, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2015 primarily reflect increased sales of approximately 2%, comparing sales for the month of December 2015 with sales for the month of December 2014. In addition, inventories increased during 2016 compared with a decrease during 2015. Inventories increased in 2016 primarily due to an increase in finished goods inventory in our Building Materials Distribution segment. The increase in accounts payable and accrued liabilities in 2016 was greater than the 2015 increase, reflecting the increase in inventories as of December 31, 2016 and higher incentive compensation.

•
A $5.9 million increase in cash paid for income taxes. The increase in cash paid for income taxes is primarily due to lower tax benefits related to the decrease in cash contributions to our pension plans, discussed above, offset partially by a decrease in income from operations.

•
A $6.8 million decrease in other net long-term assets and liabilities during 2016, compared with an increase in other net long-term assets and liabilities during 2015. These changes primarily related to fluctuations in timber deposits.

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

Investment Activities

Net cash used for investing activities was $298.8 million, $84.4 million, and $56.4 million during 2016, 2015, and 2014, respectively.

2016

During the year ended December 31, 2016, we used $215.9 million for the Acquisition. These facilities will complement our existing Wood Products business and enable us to better serve our customers in the eastern and southeastern U.S. In addition, we used approximately $83.6 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, expenditures to restart certain idled assets at our recently acquired Roxboro, North Carolina, facility, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Purchases of property and equipment included approximately $8 million for environmental compliance in 2016 and we expect to spend approximately $3 million in 2017.

Excluding potential acquisitions, we expect capital expenditures in 2017 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. Our capital spending in 2017 will be for business improvement and quality/efficiency projects, replacement projects, restart of idled assets at our Roxboro, North Carolina, facility, and ongoing environmental compliance.

2015

During the year ended December 31, 2015, we used approximately $87.5 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects and replacement and expansion projects. In 2015, purchases of property and equipment included approximately $2 million for environmental compliance. For the year ended December 31, 2015, we received asset sale proceeds of $3.1 million, primarily from the sale of a parcel of land in our Wood Products segment.

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

Financing Activities

During 2016, our financing activities generated $66.4 million of cash, primarily from borrowings of long-term debt of $837.8 million offset partially by payments of long-term debt of $754.1 million and the repurchase of common stock for $10.3 million, as further discussed below.

On August 29, 2016, we issued $350 million of 2024 Notes. With proceeds from the 2024 Notes issuance, we retired our 2020 Notes. In connection with the retirement of the 2020 Notes, we made debt extinguishment premium payments of $11.3 million.

During the year ended December 31, 2016, we also issued a new $75.0 million secured term loan (Term Loan) to partially fund the Acquisition. Subsequently, in December 2016, we paid down $30.0 million on our Term Loan with cash on hand, resulting in $45 million outstanding at December 31, 2016. Under our revolving credit facility, we borrowed

$357.8 million to fund intra-month working capital needs and $55.0 million to partially fund the Acquisition, which were subsequently repaid with cash on hand during the year ended December 31, 2016. At December 31, 2016, we had no borrowings outstanding under the revolving credit facility. During the year ended December 31, 2016, we also used $6.4 million of cash for financing costs related to our debt issuances and $10.3 million for the repurchase of 580,100 shares of our common stock.

During 2015, our financing activities generated $25.0 million of cash, primarily from the borrowings under a new $50.0 million term loan (ABL Term Loan) offset partially by the repurchase of 722,911 shares of our common stock for $23.7 million. Proceeds from the ABL Term Loan were used to fund a $40.0 million discretionary pension contribution and for general corporate purposes. During the year ended December 31, 2015, we had no borrowings outstanding under our revolving credit facility.

During 2014, we borrowed $57.6 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand, and we had no borrowings outstanding at December 31, 2014.

Stock Repurchase Program

On February 25, 2015, our Board of Directors (Board) authorized a common stock repurchase program (Program) which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. As of December 31, 2016, there were 696,989 shares of common stock that may yet be purchased under the Program.

Debt Structure

For information related to our debt structure, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2016. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$—	$445.0	$445.0
Interest (b)	21.7	43.0	43.0	62.9	170.6
Operating leases (c)	15.1	28.8	26.7	67.6	138.2
Purchase obligations
Raw materials (d)	14.7	47.8	1.8	1.4	65.7
Utilities (e)	12.7	—	—	—	12.7
Other	2.1	0.5	—	—	2.6
Other long-term liabilities reflected on our Balance Sheet (f)
Compensation and benefits, including pension funding obligations (g)	2.8	5.8	5.6	70.3	84.5
Other (h)(i)	3.2	4.1	2.5	7.4	17.2
	$72.3	$130.0	$79.6	$654.6	$936.5
_______________________________________

(a)
These borrowings are further explained in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
Amounts represent estimated interest payments on the 2024 Notes, ABL Term Loan, and Term Loan as of December 31, 2016, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

(d)
Amounts represent contracts to purchase approximately $65 million of logs, approximately $49 million of which will be purchased pursuant to fixed-price contracts and approximately $16 million of which will be purchased pursuant to variable-price contracts. The $16 million is estimated using current quarter pricing, but the actual prices will depend on future market prices. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
We enter into contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. These payment obligations were valued either at market prices as of December 31, 2016, or at a fixed price, in each case in accordance with the terms of the related contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

(f)
Long-term deferred income tax liabilities and unrecognized tax benefits are excluded from this table, because the timing of their future cash outflows are uncertain. For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(g)
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

(h)	Includes current portion of long-term liabilities of $3.2 million.

(i)
We have excluded $3.7 million and $0.6 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

Off-Balance-Sheet Arrangements

At December 31, 2016 and 2015, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal and Inflationary Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodeling activities, and light commercial construction activities. We typically report lower sales in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the first and second quarters in preparation and response to the building season. Seasonally cold weather increases costs, especially energy consumption costs, at most of our manufacturing facilities.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. In 2016, 2015, and 2014, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2016, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and consider using derivative instruments from time to time to manage the related risk.

On February 16, 2016 and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our Term Loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we expect to partially fund seasonal and intra-month working capital requirements in 2017 from borrowings under our Revolving Credit Facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on our variable-rate debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2016, we recorded a long-term asset of $4.2 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements.

Foreign Currency Risk

We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

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

Financial Instruments

The table below provides information as of December 31, 2016, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2016 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31, 2016
	2017	2018	2019	2020	2021	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$350.0	$350.0	$347.4
Average interest rates	—	—	—	—	—	5.625%	5.625%	—
Variable-rate debt payments (a)
Term Loans	$—	$—	$—	$—	$—	$95.0	$95.0	$95.0
Average interest rates	—	—	—	—	—	1.8%	1.8%	—
_______________________________________

(a)
These obligations are further explained in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value using quoted market prices of our debt in inactive markets.

The table below provides information as of December 31, 2016, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 13, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the asset at December 31, 2016:

							December 31, 2016
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount	$—	$—	$—	$—	$—	$125.0	$125.0	$4.2
Average pay rate (a)	—	—	—	—	—	1.2%	1.2%	—
Average receive rate (b)	—	—	—	—	—	0.7%	0.7%	—
_______________________________________

(a)	Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(b)	Represents the weighted average variable interest rate receivable on our interest rate swaps at December 31, 2016.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2016, we paid an insignificant amount in environmental fines and penalties across our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2016, we spent approximately $8 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $3 million in 2017 for this purpose.
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
Climate Change
Various legislative and regulatory proposals to restrict emissions of greenhouse gasses (GHG), such as CO2, are under consideration in state legislative bodies and the Environmental Protection Agency (EPA). In particular, in 2015, the EPA finalized regulations to reduce GHG emissions from new and existing electric utilities. The regulations for the existing electric utilities, commonly referred to as the Clean Power Plan, require states to develop strategies to reduce GHG emissions within the states that may include reductions at other sources in addition to the electric utilities. In February 2016, the Supreme Court stayed the rule regulating existing sources until legal challenges can be heard and resolved. As this regulation is subject to legal challenges, we believe it is premature to evaluate the impact of this regulation on our business. If the final rules are enacted, we believe this regulation may result in increased electricity and natural gas prices as electric utilities convert from coal to natural gas. However, we expect these changes and price increases to occur gradually over many years. The key states in which our facilities are located have reacted differently to the stay. We understand Louisiana and Washington are continuing to work on their implementation plans. Oregon and Alabama have slowed their implementation plans, but have not ceased working on their plans. South Carolina is still assessing their implementation plan options, and North Carolina has ceased working on its implementation plan entirely.
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
Other Regulatory Initiatives
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In December 2012, the EPA finalized a revised series of four regulations commonly referred to collectively as Boiler MACT, which are intended to regulate the emission of hazardous air pollutants from industrial boilers. Facilities in our Wood Products segment are subject to one or more of these regulations. These facilities have installed the required controls and are in compliance. Even with the revised rules finalized, considerable uncertainty still exists, as there are legal challenges to the final rules from industry and environmental organizations that could cause us to incur additional expenses beyond those already anticipated.
In 2015, the EPA revised the National Ambient Air Quality Standard (NAAQS) for ozone from 75 parts per million (ppm) to 70 ppm. This will increase the total number of U.S. counties violating the standard, though we do not believe the counties in which we operate will violate the standard. However, it may make it more difficult to expand some facilities and increase certain emissions in the future.
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

Pensions

We calculate pension expense and liabilities based on existing retirement plan provisions currently in effect using actuarial assumptions, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We based the assumptions used to calculate pension expense on the following factors:

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement dates of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-rated corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, and expected long-term rates of return from external investment managers. In 2016, the investment return on our pension asset portfolio was approximately 7.50%, driven primarily by the relative strength of the U.S. economy and low double-digit returns across the plan's U.S. equity investments. The investment returns were above our weighted average expected return on plan assets of 5.10% for 2016. For further explanation of our 2016 expected return on plan assets, see the table below. In 2015, the investment return on our pension asset portfolio was flat, as various factors negatively impacted returns across multiple asset classes in which we were invested. Those negative factors included a further and unexpected decline in commodity prices, continued strength in the U.S. dollar, soft economic growth and currency devaluation in China, geopolitical tensions in the Middle East, and an uncertainty on the extent and timing of interest rate increases in the U.S. The investment returns were below our weighted average expected return on plan assets of 6.15% and 5.85% for 2015. The weighted average expected return on plan assets we will use in our calculation of 2017 net periodic benefit cost is 5.00%.

Rate of Compensation Increases. Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2016, we used the RP-2014 mortality tables adjusted to reflect the new two-dimensional mortality improvement scale MP-2016. In 2015, we used the RP-2014 mortality tables along with the two-dimensional mortality improvement scale MP-2015.

Expected Contributions. In 2016, we made $3.8 million in cash contributions to our pension plans. We expect to contribute approximately $2 million to our pension plans in 2017. The 2017 contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan. For information related to pension contributions, see "Cash Flows" in Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

We recognize the funded status of our pension plans on our Consolidated Balance Sheets and recognize the actuarial and experience gains and losses, net of tax, in our Consolidated Statements of Comprehensive Income. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense in future periods. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

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

	Year Ending December 31,	Year Ended December 31

	2017	2016			2015
	(millions, except for percentages)
Pension expense	$1.3	$6.2			$2.8
Discount rate (a)(b)	3.90%	4.05%	/	3.45%	3.75%	/	3.90%
Expected rate of return on plan assets (a)(b)	5.00%	5.10%	/	5.10%	6.15%	/	5.85%
Rate of compensation increases (c)	—	—			—
_______________________________________

(a)
Prior to the remeasurement of our qualified defined benefit pension plan on November 1, 2016, the discount rate and expected rate of return on plan assets were 4.05% and 5.10%, respectively. The discount rate and expected rate of return on plan assets after the November 1, 2016 remeasurement were 3.45% and 5.10%, respectively. For information related to the remeasurement, see "Defined Benefit Plans" in Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(b)
Prior to the remeasurement of our qualified defined benefit pension plan on May 15, 2015, the discount rate and expected rate of return on plan assets were 3.75% and 6.15%, respectively. The discount rate and expected rate of return on plan assets after the May 15, 2015 remeasurement were 3.90% and 5.85%, respectively. For information related to the remeasurement, see "Defined Benefit Plans" in Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(c)
The compensation increase is zero due to the fact that pension benefits for salaried employees are frozen. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering hourly employees who continue to accrue benefits.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would result in the following effect on 2017 and 2016 pension expense. These sensitivities are specific to 2017 and 2016. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2017 Expense
Discount rate	$1.3	$(1.0)	$1.0
Expected rate of return on plan assets	1.3	(0.9)	0.9

2016 Expense
Discount rate	$6.2	$(1.1)	$1.1
Expected rate of return on plan assets	6.2	(1.0)	1.0

Income Taxes

Our income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reporting amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

In the event that we determine that a deferred tax asset will not be realized, a valuation allowance is recorded against the deferred tax asset with a corresponding charge to tax expense in the period we make such determination. Based upon our projections, we believe it is more likely than not that we will realize the benefits of substantially all of these deductible differences.

As of December 31, 2016 and 2015, the deferred tax assets in our foreign subsidiaries were primarily the result of net operating losses. During fourth quarter 2016, because we achieved three years of cumulative pretax income in the Canadian tax jurisdiction and due to the implementation of a tax-planning strategy, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are realizable and therefore released the valuation allowance in the amount of $9.9 million. As of December 31, 2016, we have foreign income tax net operating loss carryforwards of $24.0 million, which will expire beginning in 2026 through 2036 if not used.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our operations. Accounting Standards Codification 740, Income Taxes, (ASC 740) states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

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

Goodwill and Intangible Asset Impairment

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2016, we had $55.4 million of goodwill recorded on our Consolidated Balance Sheet, of which $5.6 million was recorded in our Building Materials Distribution segment and $49.8 million was recorded in our Wood Products segment. At December 31, 2016, the net carrying amount of intangible assets with indefinite lives, which represent our trade names and trademarks, was $8.9 million.

We maintain two reporting units for purposes of our goodwill impairment testing, Building Materials Distribution and Wood Products, which are the same as our operating segments discussed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We test goodwill in each of our reporting units and indefinite-lived intangible assets for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We completed our annual assessment of goodwill in fourth quarter 2016 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit’s carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment tests, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. See below for further discussion of our forecasts and discount rates. Based on the qualitative analysis performed in 2016, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result and result in impairment charges that could be material to our consolidated financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2016	2015	2014
	(thousands, except per-share data)
Sales	$3,911,215	$3,633,415	$3,573,732

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,398,433	3,153,520	3,065,671
Depreciation and amortization	72,847	55,578	51,439
Selling and distribution expenses	300,797	273,308	264,173
General and administrative expenses	60,585	49,425	48,489
Other (income) expense, net	(1,025)	(1,605)	(1,589)
	3,831,637	3,530,226	3,428,183

Income from operations	79,578	103,189	145,549

Foreign currency exchange gain (loss)	119	(298)	(432)
Interest expense	(26,692)	(22,532)	(22,049)
Interest income	390	323	237
Change in fair value of interest rate swaps	4,210	—	—
Loss on extinguishment of debt	(14,304)	—	—
	(36,277)	(22,507)	(22,244)

Income before income taxes	43,301	80,682	123,305
Income tax provision	(5,047)	(28,500)	(43,296)
Net income	$38,254	$52,182	$80,009

Weighted average common shares outstanding:
Basic	38,761	39,239	39,412
Diluted	38,925	39,355	39,492

Net income per common share:
Basic	$0.99	$1.33	$2.03
Diluted	$0.98	$1.33	$2.03

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2016	2015	2014
	(thousands)
Net income	$38,254	$52,182	$80,009
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $3,703, $3,235, and ($28,782), respectively	5,919	5,171	(46,234)
Amortization of actuarial (gain) loss, net of tax of $957, $1,880, and ($8), respectively	1,527	3,004	(15)
Effects of settlements, net of tax of $1,598, $193, and $0, respectively	2,557	308	—
Other comprehensive income (loss), net of tax	10,003	8,483	(46,249)
Comprehensive income	$48,257	$60,665	$33,760

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2016	2015
	(thousands)
ASSETS
Current
Cash and cash equivalents	$103,978	$184,496
Receivables
Trade, less allowances of $1,459 and $1,734	199,191	187,138
Related parties	506	1,065
Other	10,952	10,861
Inventories	433,451	384,857
Prepaid expenses and other	12,381	17,153
Total current assets	760,459	785,570

Property and equipment, net	568,702	402,666
Timber deposits	14,901	15,848
Goodwill	55,433	21,823
Intangible assets, net	15,547	10,090
Deferred income taxes	8,840	908
Other assets	15,315	11,701
Total assets	$1,439,197	$1,248,606

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2016	2015
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$194,010	$159,029
Related parties	1,903	1,442
Accrued liabilities
Compensation and benefits	67,752	54,712
Interest payable	6,860	3,389
Other	42,339	40,078
Total current liabilities	312,864	258,650

Debt
Long-term debt	437,629	344,589

Other
Compensation and benefits	83,164	93,355
Deferred income taxes	6,339	—
Other long-term liabilities	19,197	17,342
	108,700	110,697

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,520 and 43,413 shares issued, respectively	435	434
Treasury stock, 5,167 and 4,587 shares at cost, respectively	(133,979)	(123,711)
Additional paid-in capital	515,410	508,066
Accumulated other comprehensive loss	(83,012)	(93,015)
Retained earnings	281,150	242,896
Total stockholders' equity	580,004	534,670
Total liabilities and stockholders' equity	$1,439,197	$1,248,606

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
	(thousands)
Cash provided by (used for) operations
Net income	$38,254	$52,182	$80,009
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	74,927	57,197	53,052
Stock-based compensation	8,177	5,825	5,916
Pension expense	6,240	2,825	838
Deferred income taxes	(7,823)	30,883	10,705
Change in fair value of interest rate swaps	(4,210)	—	—
Other	491	(1,837)	(1,589)
Loss on extinguishment of debt	14,304	—	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(1,118)	(18,182)	(20,277)
Inventories	(30,757)	9,604	(11,102)
Prepaid expenses and other	(1,614)	(985)	143
Accounts payable and accrued liabilities	45,651	6,822	15,418
Pension contributions	(3,844)	(54,257)	(12,071)
Income taxes payable	6,385	(2,589)	(7,766)
Other	6,844	(7,157)	(11,433)
Net cash provided by operations	151,907	80,331	101,843

Cash provided by (used for) investment
Expenditures for property and equipment	(83,583)	(87,526)	(61,217)
Acquisitions of businesses and facilities	(215,900)	—	—
Proceeds from sales of assets and other	644	3,134	4,813
Net cash used for investment	(298,839)	(84,392)	(56,404)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	837,800	50,000	57,600
Payments of long-term debt, including revolving credit facility	(754,071)	—	(57,600)
Treasury stock purchased	(10,268)	(23,711)	—
Financing costs	(6,422)	(702)	(11)
Tax withholding payments on stock-based awards	(383)	(1,160)	(392)
Other	(242)	581	264
Net cash provided by (used for) financing	66,414	25,008	(139)

Net increase (decrease) in cash and cash equivalents	(80,518)	20,947	45,300

Balance at beginning of the period	184,496	163,549	118,249

Balance at end of the period	$103,978	$184,496	$163,549

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2013	43,229	$432	3,864	$(100,000)	$496,593	$(55,249)	$110,705	$452,481
Net income							80,009	80,009
Other comprehensive loss						(46,249)		(46,249)
Common stock issued	53	1			—			1
Stock-based compensation					5,916			5,916
Other					230			230
Balance at December 31, 2014	43,282	$433	3,864	$(100,000)	$502,739	$(101,498)	$190,714	$492,388
Net income							52,182	52,182
Other comprehensive income						8,483		8,483
Common stock issued	131	1			—			1
Treasury stock purchased			723	(23,711)				(23,711)
Stock-based compensation					5,825			5,825
Other					(498)			(498)
Balance at December 31, 2015	43,413	$434	4,587	$(123,711)	$508,066	$(93,015)	$242,896	$534,670
Net income							38,254	38,254
Other comprehensive income						10,003		10,003
Common stock issued	107	1			—			1
Treasury stock purchased			580	(10,268)				(10,268)
Stock-based compensation					8,177			8,177
Other					(833)			(833)
Balance at December 31, 2016	43,520	$435	5,167	$(133,979)	$515,410	$(83,012)	$281,150	$580,004

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Boise Cascade Company is a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax. As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading United States (U.S.) wholesale distributor of building products.

We operate our business using three reportable segments: (1) Wood Products, which manufactures EWP, plywood, ponderosa pine lumber, studs, and particleboard, (2) Building Materials Distribution, which is a wholesale distributor of building materials, and (3) Corporate and Other, which includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. For more information, see Note 14, Segment Information.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $121.6 million, $109.2 million, and $104.8 million are included in "Selling and distribution expenses" for the years ended December 31, 2016, 2015, and 2014, respectively. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2016 and 2015, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2016 and 2015, we had $1.5 million and $1.7 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2016, our top ten customers represented approximately 33% of sales. At December 31, 2016, receivables from two customers accounted for approximately 11% and 12%, respectively, of total receivables. At December 31, 2015, receivables from two customers each accounted for approximately 10% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds measured at fair value. As of December 31, 2016 and 2015, we held $78.1 million and $170.2 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2016 and 2015, the book value of our fixed-rate debt was $350.0 million and $300.0 million, respectively, and the fair value was estimated to be $347.4 million and $309.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value.

We are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity price risk. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. As discussed in Note 13, Financial Instrument Risk, we use interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2016 and 2015, we had $7.0 million and $7.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At December 31, 2016 and 2015, we had $31.6 million and $27.7 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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
Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost. Wholesale distribution inventories include costs incurred in bringing inventory to its existing location. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the logs.

Inventories included the following (work in process is not material):

	December 31, 2016	December 31, 2015
	(thousands)
Finished goods and work in process	$330,026	$292,826
Logs	63,208	58,299
Other raw materials and supplies	40,217	33,732
	$433,451	$384,857

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2016, 2015, and 2014, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2016	December 31, 2015	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$38,700	$36,876
Buildings	136,087	106,269	20	-	40
Improvements	50,655	46,205	10	-	15
Mobile equipment, information technology, and office furniture	125,486	109,702	3	-	7
Machinery and equipment	613,060	437,433	7	-	12
Construction in progress	34,877	34,661
	998,865	771,146
Less accumulated depreciation	(430,163)	(368,480)
	$568,702	$402,666

As of December 31, 2016, property and equipment includes two EWP facilities acquired by us on March 31, 2016. For more information, see Note 5, Acquisitions.

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

Goodwill and Intangible Assets

We maintain two reporting units for purposes of our goodwill impairment testing, Wood Products and Building Materials Distribution, which are the same as our operating segments discussed in Note 14, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

We completed our annual assessment of goodwill in fourth quarter 2016 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered include the results of the most recent quantitative impairment test, current and long-term forecasted financial results, changes in the discount rate between current and prior years, and operating strategy for each reporting unit. Based on the qualitative analysis performed in 2016, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

For our intangible asset impairment testing, we use a discounted cash flow approach, based on a relief from royalty method (Level 3 measurement). This method assumes that, through ownership of trademarks and trade names, we avoid royalty expenses associated with licensing, resulting in cost savings. An estimated royalty rate, determined as a percentage of the related net sales, is used to estimate the value of the intangible assets. Based on the impairment tests of our intangible assets with indefinite lives performed in fourth quarter 2016, we determined that the fair value of our intangible assets exceeds their carrying value.

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

At December 31, 2016 and 2015, we had $1.0 million and $0.2 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2016, these liabilities related primarily to a waste treatment pond and landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $6.5 million of deferred software costs at both December 31, 2016 and 2015. We amortized $2.1 million, $1.6 million, and $1.3 million of deferred software costs for the years ended December 31, 2016, 2015, and 2014, respectively.

Labor Concentration and Unions

As of December 31, 2016, we had approximately 6,210 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of December 31, 2016, we had nine collective bargaining agreements. Four agreements, covering approximately 658 employees at our Elgin plywood plant and sawmill, La Grande particleboard plant, Kettle Falls plywood plant, and Woodinville BMD facility, originally expired on May 31, 2016, but were subsequently renewed in January 2017. In addition, we have two agreements, covering approximately 47 employees at our Billings BMD facility and Vancouver BMD facility, that are scheduled to expire on March 31, 2017, as well as an agreement, covering approximately 712 employees at our Oakdale and Florien plywood plants, that is scheduled to expire on July 15, 2017. We also have an agreement, covering approximately 87 employees at our Canadian EWP facility that is scheduled to expire on December 31, 2017. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2016 and 2015, self-insurance related liabilities of $8.4 million and $9.7 million, respectively, were classified within "Accrued liabilities," and $10.0 million and $9.8 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. We do not expect this guidance to have a material effect on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We are evaluating the effect that this guidance will have on our consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period. We will adopt this standard in the first quarter of 2017, under the modified retrospective method, with the cumulative effect of adoption recorded as an adjustment to 2017 beginning retained earnings. The new standard will result in excess tax benefits and deficiencies on share-based transactions being recorded as income tax expense or benefit rather than in additional-paid-in-capital. We will also classify excess tax benefits on share-based payments in the operating section of our consolidated statement of cash flows. Furthermore, we expect to record an adjustment to beginning retained earnings of approximately $0.2 million as we have made an election to account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize substantially all leases (whether operating or finance leases) on the balance sheet as a right-of-use asset and an associated lease liability. Short-term leases of 12 months or less are excluded from this amendment. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the right-of-use asset, similar to accounting for capital leases under current GAAP. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The adoption of this ASU will result in a significant increase to our balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified. We are currently evaluating this and the other effects of this ASU on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory "at the lower of cost or net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. We will adopt this standard in first quarter of 2017 and do not expect this guidance to have a material effect on our financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. We adopted the new standard on January 1, 2016 although there was no effect on our interim reporting periods. The adoption of this standard had no impact on our financial statements except for certain pension asset disclosures in "Fair Value Measurements of Plan Assets" of Note 9, Retirement and Benefit Plans.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance also requires additional disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Furthermore, numerous updates were issued in 2016 that provide clarification on a number of specific issues. The new standard is effective for annual and interim reporting periods beginning after December 15, 2017 and we currently anticipate adopting it effective January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are still evaluating the transition method we will elect upon implementation. As a result of our preliminary assessment, we do not anticipate a material impact on the revenue recognition practices of our Building Materials Distribution segment. We have not yet completed our preliminary assessment of the revenue recognition practices of our Wood Products segment. We continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact our current conclusions.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

Income Tax Provision

Income before income taxes includes the following components:

	Year Ended December 31
	2016	2015	2014
	(thousands)
Domestic	$41,703	$79,414	$122,727
Foreign	1,598	1,268	578
Income before income taxes	$43,301	$80,682	$123,305

The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2016	2015	2014
	(thousands)
Current income tax provision (benefit)
Federal	$10,664	$(2,938)	$27,568
State	2,201	555	5,023
Foreign	5	—	—
Total current	12,870	(2,383)	32,591

Deferred income tax provision (benefit)
Federal	2,549	27,011	9,740
State	(1,536)	3,872	965
Foreign	(8,836)	—	—
Total deferred	(7,823)	30,883	10,705
Income tax provision	$5,047	$28,500	$43,296

The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2016	2015	2014
	(thousands, except percentages)
Income before income taxes	$43,301	$80,682	$123,305
Statutory U.S. income tax rate	35.0%	35.0%	35.0%

Statutory tax provision	$15,155	$28,239	$43,157
State taxes	1,370	3,006	4,097
Domestic production activities deduction	(165)	(299)	(2,031)
Unrecognized tax benefits	1,717	433	313
Change in valuation allowance	(9,884)	—	—
Tax credits	(2,904)	(2,043)	(2,581)
Other	(242)	(836)	341
Total	$5,047	$28,500	$43,296

Effective income tax rate	11.7%	35.3%	35.1%

During the years ended December 31, 2016, 2015, and 2014, cash paid for taxes, net of refunds received, was $6.7 million, $0.7 million, and $40.3 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2016 and 2015, are summarized as follows:

	December 31, 2016	December 31, 2015
	(thousands)
Deferred tax assets
Employee benefits	$54,895	$52,840
Inventories	5,237	6,618
Foreign net operating loss carryforward	5,383	5,440
Other	7,628	8,070
Gross deferred tax assets	73,143	72,968
Valuation allowance (a)	—	(9,884)
Net deferred tax assets	$73,143	$63,084

Deferred tax liabilities
Property and equipment	$62,948	$56,061
Intangible assets and other	5,039	5,264
Other	2,655	851
Deferred tax liabilities	$70,642	$62,176

Total deferred tax assets, net	$2,501	$908
______________________________________

(a)
As of December 31, 2016 and 2015, the deferred tax assets in our foreign subsidiaries were primarily the result of net operating losses. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During fourth quarter 2016, because we achieved three years of cumulative pretax income in the Canadian tax jurisdiction and due to the implementation of a tax-planning strategy, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are realizable and therefore released the valuation allowance in the amount of $9.9 million.

As of December 31, 2016, we have foreign net operating loss carryforwards of $24.0 million, which if unused, will expire in years 2026 through 2036. The foreign net operating loss carryforwards in the income tax returns filed included unrecognized tax benefits.  The deferred tax assets recognized for those net operating losses are presented net of these unrecognized tax benefits. We have state income tax credits totaling $1.4 million as of December 31, 2016, which if unused will expire in years 2020-2026.

Income Tax Uncertainties

The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2016	2015	2014
	(thousands)
Balance as of January 1	$878	$309	$—
Increases related to prior years' tax positions	1,657	431	172
Increases related to current year tax positions	104	145	137
Decreases related to prior years' tax positions	—	(7)	—
Settlements	(415)	—	—
Balance as of December 31	$2,224	$878	$309

As of December 31, 2016, 2015 and 2014, we had $2.2 million, $0.9 million, and $0.3 million respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $2.1 million, $0.7 million, and $0.3 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2016, 2015, and 2014, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

We file federal income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2013 to present remain open to examination in the U.S. and tax years 2012 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2016	2015	2014
	(thousands, except per-share data)
Net income	$38,254	$52,182	$80,009
Weighted average common shares outstanding during the period (for basic calculation)	38,761	39,239	39,412
Dilutive effect of other potential common shares	164	116	80
Weighted average common shares and potential common shares (for diluted calculation)	38,925	39,355	39,492

Net income per common share - Basic	$0.99	$1.33	$2.03
Net income per common share - Diluted	$0.98	$1.33	$2.03

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million, 0.1 million, and 0.2 million shares of common stock in the years ended December 31, 2016, 2015, and 2014, respectively. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Acquisitions

On March 31, 2016, our wholly owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of Georgia-Pacific LLC's and certain of its affiliates' (collectively, GP) EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, for an aggregate purchase price of $215.9 million, including a post-closing adjustment of $0.3 million based upon a working capital target (the Acquisition). We funded the Acquisition and related costs with cash on hand, a new $75.0 million term loan, and a $55.0 million draw under our revolving credit facility. For additional information on the new term loan and draw under our revolving credit facility, see Note 7, Debt. Acquisition-related costs of $3.6 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the year ended December 31, 2016.

These facilities complement our existing EWP business and position us to support customers as the U.S. housing recovery continues in the years ahead. The additional EWP capacity will also help us cost effectively deliver products to our customers in the eastern and southeastern U.S. Sales, including sales to our Building Materials Distribution segment, and net operating loss (excluding sales and marketing costs) from these facilities of $68.3 million and $2.4 million, respectively, were reported as part of the Wood Products segment for the period from April 1, 2016 through December 31, 2016.

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

	Pro Forma
	Year Ended December 31
	2016	2015
	(unaudited, thousands, except per-share data)
Sales	$3,938,409	$3,726,477
Net income (a)	$41,400	$54,425
Net income per common share - Basic	$1.07	$1.39
Net income per common share - Diluted	$1.06	$1.38
______________________________________

(a)
The pro forma financial information for the years ended December 31, 2016 and 2015, was adjusted to exclude $3.6 million and $1.6 million, respectively, of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products		Corporate and Other	Total
	(thousands)
Balance at December 31, 2015	$5,593	$16,230		$—	$21,823
Additions	—	33,610	(a)	—	33,610
Balance at December 31, 2016	$5,593	$49,840		$—	$55,433
______________________________________

(a)	Represents the acquisition of GP's two EWP facilities. For additional information, see Note 5, Acquisitions.

At December 31, 2016 and 2015, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. Amortization expense is expected to be approximately $0.7 million per year for the next five years.

Intangible assets consisted of the following:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,400	(753)	6,647
	$16,300	$(753)	$15,547

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	1,400	(210)	1,190
	$10,300	$(210)	$10,090

7.	Debt

Long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan	50,000	50,000
Term loan	45,000	—
6.375% senior notes	—	299,990
Unamortized premium on 6.375% senior notes	—	1,215
5.625% senior notes due 2024	350,000	—
Deferred financing costs	(7,371)	(6,616)
Long-term debt	$437,629	$344,589

At December 31, 2016, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	445,000

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) maturing on April 30, 2020 and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On February 11, 2016, we entered into the second amendment to the Amended Agreement so that the LIBOR rate for the ABL Term Loan is determined and adjusted on a monthly basis rather than a daily basis. On June 30, 2016, we entered into a joinder and revolver increase agreement that increased the aggregate revolving commitments from $350 million to $370 million. Also on June 30, 2016, we entered into the third amendment to the Amended Agreement to make certain modifications to the definition of eligible accounts in the Amended Agreement to increase the concentration limit related to certain accounts owed to the borrowers for purposes of determining borrowing base. Furthermore, on December 8, 2016, we entered into the fourth amendment to the Amended Agreement to increase our ability to issue other unsecured indebtedness to $100 million from $25 million provided that we are in compliance with certain financial covenants after giving effect to the debt incurrence on a pro forma basis.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2016, was $297.2 million.

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

At both December 31, 2016 and 2015, we had no borrowings outstanding under the Revolving Credit Facility and $5.9 million and $5.6 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the year ended December 31, 2016, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $101.5 million, respectively, and the average interest rate on borrowings was approximately 1.72%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the year ended December 31, 2016, the average interest rate on the ABL Term Loan was approximately 2.23%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the ABL Term Loan was approximately 1.5%.

Term Loan

On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and other banks in the Farm Credit system named therein as lenders. The Term Loan Agreement was for a $75.0 million secured term loan (Term Loan). The outstanding principal balance of the Term Loan amortizes and is payable in equal installments of $10 million per year on each of the sixth, seventh, eighth, and ninth anniversaries of the Closing Date. The remaining principal balance is due and payable on March 30, 2026. The Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of the Term Loan repaid may not be subsequently re-borrowed, except as discussed below. Interest on our Term Loan is payable monthly.

On December 8, 2016, we entered into the first amendment to the Term Loan Agreement which allows us to prepay the Term Loan and subsequently reborrow amounts prepaid on or before December 31, 2018. The option to reborrow applicable prepaid principal amounts expires on December 31, 2019. Reborrowings may be made in up to three instances in minimum amounts of $10 million each. In addition, amounts prepaid and eligible for reborrowing are subject to an unused line fee of 0.325% per annum times the average daily amount of the unused commitments. Subsequent to our entry into the first amendment, we prepaid $30 million of the Term Loan, which became available to reborrow pursuant to the first amendment. This prepayment satisfied our principal obligations due on the sixth, seventh, and eighth anniversaries of the Closing Date.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). The Term Loan was issued by three institutions within the Farm Credit system and will be eligible for patronage credits. During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 2.37%. We expect to receive patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 1.6%.

Proceeds from the Term Loan were used to partially finance the Acquisition. The Term Loan is secured by a first priority mortgage on the Acquired Facilities and a first priority security interest on the equipment and certain tangible personal property located therein. For additional information on the Acquired Facilities, see Note 5, Acquisitions.

2020 Notes

On October 22, 2012, Boise Cascade and its wholly owned subsidiary, Boise Cascade Finance Corporation (Boise Finance and together with Boise Cascade, the Co-issuers), issued $250 million of 6.375% senior notes due November 1, 2020 (2020 Notes) through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our 2020 Notes was payable semiannually in arrears on May 1 and November 1. On March 28, 2013, Boise Finance was merged with and into Boise Cascade, with Boise Cascade as the surviving entity and sole issuer of the 2020 Notes.

On August 15, 2013, we issued an additional $50 million in aggregate principal amount of 2020 Notes in a private offering that was exempt from registration under the Securities Act. The additional $50 million of 2020 Notes were priced at 103.5% of their principal amount plus accrued interest from May 1, 2013, and were issued as additional 2020 Notes under the related indenture dated as of October 22, 2012.

On May 8, 2013 and November 26, 2013, we completed an offer to exchange any and all of our $250 million and $50 million, respectively, outstanding 2020 Notes for a like principal amount of new 6.375% Senior Notes due 2020 having substantially identical terms to those of the 2020 Notes. $250 million and $49,990,000 in aggregate principal amount (or 100% and 99.98%, respectively) of the outstanding 2020 Notes were tendered and accepted for exchange upon closing of the related exchange offers and were registered under the Securities Act.

In connection with the issuance of the $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes) described below, we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 2020 Notes then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. On November 1, 2016, we redeemed the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding and our obligations under the indenture, pursuant to which the 2020 Notes were issued, were satisfied and discharged. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.3 million during 2016. The loss includes $11.3 million of debt extinguishment premium payments and $3.0 million for the net write-off of a portion of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 13, Financial Instrument Risk.

Cash Paid for Interest

For the years ended December 31, 2016, 2015, and 2014, cash payments for interest were $21.0 million, $20.6 million, and $20.2 million, respectively.

8.    Leases

Rental expense for operating leases was $18.2 million, $18.1 million, and $17.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Sublease rental income was not material in any of the periods presented.

As of December 31, 2016, our minimum lease payment requirements for noncancelable operating leases with remaining terms of more than one year are as follows (in thousands):

2017	$15,132
2018	14,697
2019	14,078
2020	13,850
2021	12,881
Thereafter	67,602
Total	$138,240

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

•
During the third quarter 2016, we offered a program whereby certain terminated vested participants and active employees of the Boise Cascade Company Pension Plan could elect to take a one-time voluntary lump-sum payment equal to the present value of future benefits. Active employees were required to retire on or before November 1, 2016 to receive their lump-sum benefits. This program closed on September 30, 2016 with participants electing lump-sum payments totaling approximately $21 million. Plan participants who elected to participate in the program received their lump-sum benefits on November 1, 2016. We remeasured the Pension Plan on November 1, 2016 and recorded settlement expense of $3.9 million in fourth quarter 2016. See "Assumptions" below for the impact on our discount rate and expected return on plan asset assumptions.

We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2016 and 2015, company performance resulted in no additional contributions. During the year ended December 31, 2014, company performance resulted in additional contributions in the range of 1% to 2% of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2016, 2015, and 2014, were $11.4 million, $10.1 million, and $13.6 million, respectively.

Defined Contributory Trust

We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2016, 2015, and 2014 approximately 1,369, 1,431 and 1,378, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.80, $0.75 and $0.50, respectively, per hour per active employee during 2016, 2015, and 2014. For certain other of these employees, we were required to contribute approximately 4% of the employee's earnings during 2016, 2015, and 2014. Company contributions to the multiemployer defined contributory trust plan for each of the years ended December 31, 2016 and 2015 were $2.8 million. During the year ended December 31, 2014, company contributions to the multiemployer defined contributory trust plan were $2.1 million. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

We recognized $0.7 million of interest expense related to the plan for the year ended December 31, 2016. During each of the years ended December 31, 2015 and 2014, we recognized $0.6 million of interest expense related to the plan. At December 31, 2016 and 2015, we had $13.7 million and $11.7 million, respectively, of liabilities related to the plan. At both December 31, 2016 and 2015, we had $0.5 million recorded in "Accrued liabilities, Compensation and benefits" and $13.2 million and $11.2 million, respectively, were recorded at December 31, 2016 and 2015, in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2016, 2015, and 2014, approximately 658, 651, and 652, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.00 per hour per active employee in 2013 and through May 31, 2014. From June 1, 2014 to May 31, 2015, we were required to contribute $5.25 per hour per active employee. Since June 1, 2015, we are required to contribute $5.50 per hour per active employee. Company contributions to the multiemployer health and welfare plan for both of the years ended December 31, 2016 and 2015, were $7.6 million. During December 31, 2014, company contributions to the multiemployer health and welfare plan were $7.3 million. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

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

	December 31
	2016	2015
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$484,079	$513,798
Service cost	1,127	739
Interest cost	18,798	19,067
Actuarial (gain) loss	154	(27,817)
Benefits paid (a)	(43,966)	(21,708)
Benefit obligation at end of year	460,192	484,079

Change in plan assets
Fair value of plan assets at beginning of year	399,462	363,959
Actual return on plan assets	30,100	2,954
Employer contributions	3,844	54,257
Benefits paid (a)	(43,966)	(21,708)
Fair value of plan assets at end of year	389,440	399,462

Underfunded status	$(70,752)	$(84,617)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(804)	$(2,510)
Noncurrent liabilities	(69,948)	(82,107)
Net liability	$(70,752)	$(84,617)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$59,540	$75,801
Prior service cost	—	—
Net loss recognized	$59,540	$75,801
______________________________________

(a)	Benefits paid during the year ended December 31, 2016 include approximately $21 million of lump-sum cash payments to certain terminated vested participants in settlement of pension obligations.

The accumulated benefit obligation for all defined benefit pension plans was $460.2 million and $484.1 million at December 31, 2016 and 2015, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2016	2015	2014
	(thousands)
Net periodic benefit cost
Service cost	$1,127	$739	$1,682
Interest cost	18,798	19,067	20,179
Expected return on plan assets	(20,324)	(22,366)	(21,000)
Amortization of actuarial (gain) loss	2,484	4,884	(23)
Plan settlement expense (a)	4,155	501	—
Net periodic benefit cost	6,240	2,825	838

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	(9,622)	(8,406)	75,016
Amortization of actuarial gain (loss)	(2,484)	(4,884)	23
Effect of settlements	(4,155)	(501)	—
Total recognized in other comprehensive (income) loss	(16,261)	(13,791)	75,039
Total recognized in net periodic cost and other comprehensive (income) loss	$(10,021)	$(10,966)	$75,877
______________________________________

(a)
Plan settlement expense during the year ended December 31, 2016 includes a $3.9 million settlement charge related to lump-sum cash payments to certain terminated vested participants in settlement of pension obligations.

In 2017, we estimate net periodic pension expense will be approximately $1.3 million, including $1.6 million of net actuarial loss that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2016	2015
Weighted average assumptions
Discount rate	3.90%	4.05%
Rate of compensation increases (c)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2016			2015			2014
Weighted average assumptions
Discount rate (a)(b)	4.05%	/	3.45%	3.75%	/	3.90%	4.65%
Expected long-term rate of return on plan assets (a)(b)	5.10%	/	5.10%	6.15%	/	5.85%	6.50%
Rate of compensation increases (c)	—%			—%			—%

_______________________________________

(a)
Prior to the remeasurement of our qualified defined benefit pension plan on November 1, 2016, the discount rate and expected rate of return on plan assets were 4.05% and 5.10%. The discount rate and expected rate of return on plan assets after the November 1, 2016 remeasurement were 3.45% and 5.10%, respectively.

(b)
Prior to the remeasurement of our qualified defined benefit pension plan on May 15, 2015, the discount rate and expected rate of return on plan assets were 3.75% and 6.15%. The discount rate and expected rate of return on plan assets after the May 15, 2015 remeasurement were 3.90% and 5.85%, respectively.

(c)
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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2017 net periodic benefit cost is 5.00%.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2016, we used the RP-2014 mortality tables adjusted to reflect the new two-dimensional mortality improvement scale MP-2016. In 2015, we used the RP-2014 mortality tables along with the two-dimensional mortality improvement scale MP-2015.

Investment Policies and Strategies

At December 31, 2016, 42% of our pension plan assets were invested in equity securities, 45% in fixed-income securities, 7% in a hedge fund, and 6% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. As our funded status improves, we may rebalance our plan assets to decrease our proportion of equity securities and increase our fixed-income securities consistent with a de-risking glide path established by our Retirement Funds Investment Committee (RFIC). The RFIC is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2016, our investment policy governing our relationship with Russell allocated 23% to large-capitalization U.S. equity securities, 4% to small- and mid-capitalization U.S. equity securities, 16% to international equity securities, 46% to fixed-income securities, 6% to a hedge fund, and 5% to real estate. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2016 and 2015:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$88,686	$—	$88,686
Small- and mid-cap U.S. equity securities (c)	—	16,021	—	16,021
International equity securities (d)	—	59,675	—	59,675
Fixed-income securities (e)	—	173,679	—	173,679
Total investments at fair value	$—	$338,061	$—	338,061
Hedge fund measured at NAV (f)				25,823
Real estate fund measured at NAV (g)				24,263
Receivables and accrued expenses, net				1,293
Fair value of plan assets				$389,440

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$91,622	$—	$91,622
Small- and mid-cap U.S. equity securities (c)	—	16,338	—	16,338
International equity securities (d)	—	61,414	—	61,414
Fixed-income securities (e)	—	178,019	—	178,019
Total investments at fair value	$—	$347,393	$—	347,393
Hedge fund measured at NAV (f)				25,566
Real estate fund measured at NAV (g)				24,906
Receivables and accrued expenses, net				1,597
Fair value of plan assets				$399,462
_______________________________________

(a)
Equity and fixed-income securities represent common collective trusts managed and valued by Russell Trust Company, the administrator of the funds. While the underlying assets are actively traded on an exchange, the funds are not. The investments in equity and fixed-income securities are considered to have a readily determinable fair value because the fair value per share (unit) is determined and published and is the basis for current transactions. We have the ability to redeem these equity and fixed-income securities with a one-day notice.

(b)
Invested in the Russell Large Cap U.S. Equity Fund at December 31, 2016 and 2015. The fund seeks returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market. In addition, at December 31, 2016 and 2015, our investments in this category included the Russell 1000 Index Fund, which seeks to track the investment results of an index composed of large- and mid-capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2016 and 2015, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at December 31, 2016 and 2015, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries.

(e)
Invested in the Russell Multi-Manager Bond Fund at December 31, 2016 and 2015. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds. In addition, at December 31, 2016 and 2015, our investments in this category included the Russell Long Duration Fixed Income Fund, which is designed to provide maximum total return through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities.

(f)
Invested in the AQR Delta Offshore Fund. The fund seeks to produce high risk-adjusted returns while targeting a low long-term average correlation to traditional markets. The fund invests internationally in a broad range of instruments, including, but not limited to, equities, currencies, convertible securities, futures, forwards, options, swaps, and other derivative products. The fair value of the hedge fund is estimated using the net asset value (NAV) of the investment as a practical expedient for fair value. We have the ability to redeem these investments at NAV within the near term. During 2016, we adopted ASU 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. As such, the AQR Delta Offshore Fund has not been classified within the fair value hierarchy tables as of December 31, 2016 and 2015.

(g)
Invested in the Russell Real Estate Equity Fund. The fund seeks to obtain favorable total return through income and growth, and to outperform the NCREIF Open-End Diversified Core Equity Fund Index - Equal Weight. Real estate investments include those in limited partnerships, limited liability companies, and real estate investment trusts consisting of private real estate investments including office, apartment, retail, industrial, and other commercial properties. The fair value of the real estate fund is estimated using NAV of the investment as a practical expedient for fair value. Amounts realized on the sale of these investments may differ from the calculated values. We have the ability to redeem the real estate investments with a 110-calendar-day written notice prior to a quarterly trade date. During 2016, we adopted ASU 2015-07, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. As such, the Russell Real Estate Equity Fund has not been classified within the fair value hierarchy tables as of December 31, 2016 and 2015.

Cash Flows
As of December 31, 2016, we have contributed a total of four company-owned real property locations from our Building Materials Distribution segment to our qualified defined benefit pension plan. These contributions constitute related party transactions. We are leasing back the contributed properties for initial terms of ten years ending between 2022 and 2025 with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly and include 2% annual escalation rates. Each lease provides us a right of first refusal on any subsequent sale by the pension plan, as well as repurchase options at the end of the initial term and extension periods. The plan engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plan.

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

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2016, 2015, and 2014, we made cash contributions to our pension plans totaling $3.8 million, $54.3 million, and $12.1 million, respectively. Cash contributions in 2016, 2015, and 2014 include $1.4 million, $1.3 million, and $1.1 million, respectively, of lease payments. While we have no federally required contributions for 2017, we expect to make cash contributions of approximately $2 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company. The following benefit payments are expected to be paid to plan participants (in thousands):

2017	$21,710
2018	22,820
2019	23,643
2020	24,544
2021	25,296
Years 2022-2026	133,317

10.    Stock-Based Compensation

In February 2013, we adopted the 2013 Incentive Compensation Plan (2013 Incentive Plan), which was superseded by the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which was approved by our stockholders and became effective in April 2016. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation, and performance awards. Directors, officers, and other employees, as well as others performing consulting or advisory services for us, are eligible for grants under the 2016 Incentive Plan. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2016 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we would accrue to be paid when the awards vest. We issue new shares of common stock upon exercise of stock options and vesting of other stock-based awards. Shares issued pursuant to awards under the 2016 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2016 Incentive Plan is 3.7 million shares.

In February 2016, 2015, and 2014, we granted two types of stock-based awards under the 2013 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). After the effective date of the 2016 Incentive Plan in April 2016, no awards may be granted under the 2013 Incentive Plan. Pursuant to the terms of the 2016 Incentive Plan approved by our stockholders, all stock-based awards granted in 2016 under the 2013 Incentive Plan reduced the amount of shares available for issuance under the 2016 Incentive Plan. Therefore, as of December 31, 2016, 3.0 million shares remained available for future issuance under the 2016 Incentive Plan.
PSU and RSU Awards

In 2016, we granted 418,344 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair market value of $16.56. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2016 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2016 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense, net of estimated forfeitures, over the requisite service period based on the most probable number of shares expected to vest.

In 2015 and 2014, we granted 116,636 and 100,692 PSUs, at a weighted average grant date fair market value of $36.17 and $30.32, respectively, to our officers and other employees, subject to performance and service conditions. During the 2015 and 2014 performance period, participants earned 63% and 129%, respectively, of the target based on Boise Cascade’s 2015 and 2014 EBITDA, determined by our Compensation Committee in accordance with the related grant agreements.

In 2016, 2015, and 2014, we granted an aggregate of 335,820, 140,167, and 128,497 RSUs, at a weighted average grant date fair market value of $16.73, $36.16, and $30.41, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date, and we record compensation expense over the awards' vesting period. Any shares not vested are forfeited. During the years ended December 31, 2016, 2015, and 2014, the total fair value of PSUs and RSUs vested was $2.8 million, $4.9 million, $4.6 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plans for the year ended December 31, 2016:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2015	134,786	$35.09	153,343	$35.41
Granted	418,344	16.56	335,820	16.73
Vested	(56,609)	33.65	(93,383)	34.71
Forfeited (a)	(48,021)	33.50	(8,493)	19.35
Outstanding, December 31, 2016	448,500	$18.16	$387,287	$19.73
__________________

(a)
Total PSUs forfeited during the year ended December 31, 2016 includes 40,726 shares related to the performance condition adjustment, as participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA.

Stock Options

In February 2013, we granted 161,257 nonqualified stock options to our officers and other employees. Our stock options have a contractual term of ten years, meaning the option must be exercised by the holder before the tenth anniversary of the grant date, subject to earlier expiration for vested options not exercised following termination of employment. The following is a summary of our stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(years)	(thousands)
Outstanding, December 31, 2015	117,282	$27.19
Forfeited	(2,359)	27.19
Outstanding, December 31, 2016	114,923	$27.19	5.3	$—
Vested and expected to vest, December 31, 2016	114,923	$27.19	5.3	$—
Exercisable, December 31, 2016	114,923	$27.19	5.3	$—

There were no stock options exercised during the year ended December 31, 2016. During both the years ended December 31, 2015 and 2014, the total intrinsic value of stock options exercised was $0.1 million. Cash received from stock options exercised was $0.2 million for both the years ended December 31, 2015 and 2014, with an immaterial amount of actual tax benefit realized from stock options exercised.

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

	Year Ended December 31
	2016	2015	2014
	(thousands)
PSUs	$4,114	$2,295	$3,169
RSUs	3,982	2,995	2,018
Stock options	81	535	729
Total	$8,177	$5,825	$5,916

The related tax benefit was $3.1 million for the year ended December 31, 2016, and $2.2 million for the years ended December 31, 2015 and 2014. As of December 31, 2016, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $8.5 million, net of estimated forfeitures. This expense is expected to be recognized over a weighted-average period of 1.7 years.

11.    Stockholders' Equity

Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2016 and 2015. We had 43,519,647 and 43,412,660 shares of common stock issued and 38,352,574 and 38,825,687 shares of common stock outstanding as of December 31, 2016 and 2015, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2016, we repurchased 580,100 shares under the Program at a cost of $10.3 million, or an average of $17.70 per share. During 2015, we repurchased 722,911 shares under the Program at a cost of $23.7 million, or $32.80 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of December 31, 2016, there were 696,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2016	2015	2014
	(thousands)
Beginning Balance, net of taxes	$(93,015)	$(101,498)	$(55,249)
Net actuarial gain (loss), current-period changes, before taxes	9,622	8,406	(75,016)
Amortization of actuarial (gain) loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	2,484	4,884	(23)
Effect of settlements, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	4,155	501	—
Income taxes	(6,258)	(5,308)	28,790
Ending Balance, net of taxes	$(83,012)	$(93,015)	$(101,498)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 9, Retirement and Benefit Plans.

12.                                      Transactions With Related Parties

Louisiana Timber Procurement Company, L.L.C. (LTP) is an unconsolidated variable-interest entity that is 50% owned by us and 50% owned by Packaging Corporation of America (PCA). LTP procures sawtimber, pulpwood, residual chips, and other residual wood fiber to meet the log and fiber requirements of us and PCA in Louisiana. We are not the primary beneficiary of LTP, as we do not have power to direct the activities that most significantly affect the economic performance of LTP. Accordingly, we do not consolidate LTP's results in our financial statements.

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $17.4 million, $20.7 million, and $28.7 million, respectively, during the years ended December 31, 2016, 2015, and 2014. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $87.2 million, $88.8 million, and $75.8 million, respectively, during the years ended December 31, 2016, 2015, and 2014. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

13.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. In 2016, 2015, and 2014, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and consider using derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our Term Loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we expect to partially fund seasonal and intra-month working capital requirements in 2017 from borrowings under our Revolving Credit Facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2016, we recorded a long-term asset of $4.2 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

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

14.                               Segment Information

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

Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial plywood panels. We also produce ponderosa pine lumber, studs, and particleboard. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. During 2016, approximately 47% of Wood Products' overall sales were to our Building Materials Distribution segment.

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including EWP, OSB, plywood, lumber, and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to the final end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects.

Our Corporate and Other segment includes corporate support staff services, related assets and liabilities, pension plan activity, and foreign currency exchange gains and losses. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions.

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

For the years ended December 31, 2016, 2015, and 2014, no customers accounted for 10% or more of total sales. Sales to foreign unaffiliated customers were approximately $71 million, $85 million, and $76 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

At December 31, 2016, 2015, and 2014, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2016	2015	2014
	(millions)
Wood Products
Engineered wood products	$154.4	$127.2	$125.9
Plywood and veneer	316.8	385.5	413.6
Lumber	87.2	96.5	113.7
Byproducts	56.0	62.0	56.1
Particleboard	49.3	51.6	52.3
Other	19.9	19.5	25.7
	683.6	742.3	787.2

Building Materials Distribution
Commodity	1,503.0	1,343.4	1,376.1
General line	1,141.9	1,037.8	937.3
Engineered wood products	582.3	509.9	473.1
	3,227.2	2,891.1	2,786.5
	$3,910.8	$3,633.4	$3,573.7

An analysis of our operations by segment is as follows:

				Income
				(Loss)
	Sales			Before	Depreciation	Capital
		Inter-		Income	and	Expenditures
	Trade	segment	Total	Taxes	Amortization	(a)	Assets
	(millions)
Year Ended December 31, 2016
Wood Products	$683.6	$596.8	$1,280.4	$25.9	$57.5	$282.4	$781.7
Building Materials Distribution	3,227.2	—	3,227.2	84.4	13.8	15.8	548.1
Corporate and Other	0.4	—	0.4	(30.6)	1.6	1.2	109.4
Intersegment eliminations	—	(596.8)	(596.8)	—	—	—	—
	$3,911.2	$—	$3,911.2	79.7	$72.8	$299.5	$1,439.2
Interest expense				(26.7)
Interest income				0.4
Change in fair value of interest rate swaps				4.2
Loss on extinguishment of debt				(14.3)
				$43.3

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	Capital
	Trade	segment	Total	Taxes	Amortization	Expenditures	Assets
	(millions)
Year Ended December 31, 2015
Wood Products	$742.3	$539.8	$1,282.1	$64.2	$43.3	$68.8	$556.0
Building Materials Distribution	2,891.1	0.2	2,891.3	60.8	11.9	14.5	506.3
Corporate and Other	—	—	—	(22.1)	0.4	4.3	186.3
Intersegment eliminations	—	(540.0)	(540.0)	—	—	—	—
	$3,633.4	$—	$3,633.4	102.9	$55.6	$87.5	$1,248.6
Interest expense				(22.5)
Interest income				0.3
				$80.7

				Income
				(Loss)
	Sales			Before	Depreciation
		Inter-		Income	and	Capital
	Trade	segment	Total	Taxes	Amortization	Expenditures	Assets
	(millions)
Year Ended December 31, 2014
Wood Products	$787.2	$529.8	$1,317.0	$108.4	$41.5	$40.3	$533.1
Building Materials Distribution	2,786.5	0.1	2,786.7	56.7	9.8	20.3	483.6
Corporate and Other	—	—	—	(19.9)	0.2	0.6	196.7
Intersegment eliminations	—	(529.9)	(529.9)	—	—	—	—
	$3,573.7	$—	$3,573.7	145.1	$51.4	$61.2	$1,213.3
Interest expense				(22.0)
Interest income				0.2
				$123.3
___________________________________

(a)	Capital spending in 2016 for Wood Products includes $215.9 million for the acquisition of two EWP facilities.

15.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Debt, and Note 8, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log supply agreements. At December 31, 2016, our total obligation for log purchases under contracts with third parties was approximately $65 million based on fixed contract pricing or first quarter 2017 pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until the contract payment terms take effect.

We enter into contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. At December 31, 2016, we had approximately $12.7 million of energy purchase commitments. These payment obligations were valued either at market prices as of December 31, 2016, or at a fixed price, in each case in accordance with the terms of the related contract or tariff. Because we consume the energy in the manufacture of our products, these obligations represent the face value of the contracts, not resale value.

Legal Proceedings and Contingencies

We are a party to routine legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, and employment-related claims, among others. As of the date of this filing, we believe it is not reasonably possible that any of the legal actions against us will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

We provide guarantees, indemnifications, and assurances to others.

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility, ABL Term Loan, and Term Loan, described in Note 7, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade has issued $350.0 million of 5.625% senior notes due in 2024. At December 31, 2016, $350.0 million of the 2024 Notes were outstanding. The 2024 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 7, Debt, for more information.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, financing transactions, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. At December 31, 2016, we are unable to estimate the maximum potential liability under these indemnifications, and we are not aware of any material liabilities arising from these indemnifications.

16.    Quarterly Results of Operations (unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$880.7	$1,043.8	$1,067.2	$919.5
Income (loss) from operations	$13.4	$37.9	$31.3	$(3.0)
Net income	$5.0	$19.2	$10.0	$4.1
Net income per common share – Basic	$0.13	$0.50	$0.26	$0.11
Net income per common share – Diluted	$0.13	$0.49	$0.26	$0.11

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$809.9	$955.4	$991.6	$876.5
Income from operations	$17.7	$37.4	$40.4	$7.7
Net income	$7.6	$20.2	$22.0	$2.3
Net income per common share – Basic and Diluted	$0.19	$0.51	$0.56	$0.06

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boise Cascade Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Boise Cascade Company:

We have audited Boise Cascade Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Boise Cascade Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Boise Cascade Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boise Cascade Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
February 23, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2016, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017, to be filed with the Commission no later than 120 days after December 31, 2016, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017, to be filed with the Commission no later than 120 days after December 31, 2016, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017, to be filed with the Commission no later than 120 days after December 31, 2016, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017, to be filed with the Commission no later than 120 days after December 31, 2016, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2017, to be filed with the Commission no later than 120 days after December 31, 2016, in accordance with General Instruction G(3) to the Form 10-K.

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

-    Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014.

-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014.

-     Consolidated Balance Sheets as of December 31, 2016 and 2015.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015, and 2014.

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

BOISE CASCADE COMPANY

/s/ Thomas K. Corrick
Thomas K. Corrick
Chief Executive Officer

Date:  February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

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

2.5†**
Asset Purchase Agreement, dated as of December 18, 2015, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company
						X

2.6**	First Amendment to Asset Purchase Agreement, dated as of March 31, 2016, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company.	8-K	001-35805	2.2	4/1/2016

3.1	Amended and Restated Certificate of Incorporation of Boise Cascade Company effective June 13, 2016	10-Q	001-35805	3.1	7/28/2016

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016	10-Q	001-35805	3.2	7/28/2016

3.3	Form of stock certificate of Boise Cascade Company	S-1 Amend. No. 3	333-184964	4.3	1/23/2013

4.1
Indenture dated October 22, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee
		8-K*	333-122770*	4.1*	10/23/2012*

4.2	Supplemental Indenture, dated as of October 1, 2013, by and among Boise Cascade Company, the existing guarantors party thereto, Chester Wood Products LLC, Moncure Plywood LLC, and U.S. Bank National Association, as trustee, to Indenture, dated as of October 22, 2012, by and among Boise Cascade Company, the guarantors party thereto, and U.S. Bank National Association	8-K	001-35805	4.1	10/2/2013

4.3	Second Supplemental Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-35805	4.4	8/29/2016

4.4	Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 5.625% Senior Notes due 2024	8-K	001-35805	4.1	8/29/2016

4.5	Form of 5.625% Senior Note due 2024 (included as Exhibit 1 to Appendix to Exhibit 4.4)	8-K	001-35805	4.2	8/29/2016

4.6	Form of 5.625% Senior Note Guarantee (included as Exhibit A to Exhibit 4.4)	8-K	001-35805	4.3	8/29/2016

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
		8-K*	333-122770*	10.1*	12/21/2012*

10.4	Third Amendment to Credit Agreement, dated as of May 15, 2013, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	5/21/2013

10.5	Fourth Amendment to Credit Agreement, dated as of July 19, 2013, by and among Boise Cascade Company and the subsidiaries identified therein, as borrowers, the Lenders identified therein, and Wells Fargo Capital Finance, LLC, as Agent	8-K	001-35805	10.1	7/22/2013

10.6	Fifth Amendment to Credit Agreement, dated as of August 15, 2013, by and among the lenders party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other borrowers and guarantors party thereto	8-K	001-35805	10.1	8/16/2013

10.7	Sixth Amendment to Credit Agreement, dated as of February 6, 2014, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signatures pages thereof	10-Q	001-35805	10.1	5/8/2014

10.8	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.9	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.10	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.11	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.12	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.13	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.14	Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024	10-Q	001-35805	10.1	10/26/2016

10.15	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.16	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.17+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K*	333-122770*	99.1*	11/2/2007*

10.18+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.19+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.20+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.21+	Boise Cascade Company Financial Counseling Program, as amended through December 12, 2007	8-K*	333-122770*	99.4*	12/18/2007*

10.22+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.23+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.24+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.25+	Form of Indemnification Agreement	8-K	001-35805	10.4	2/13/2013

10.26+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.27+	Form of 2016 Restricted Stock Unit Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.3	5/3/2016

10.28+	Form of 2016 Performance Stock Unit Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.4	5/3/2016

10.29+	Form of 2016 Performance Stock Unit Transition Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.5	5/3/2016

10.30+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.31+	Form of Severance Agreement between Boise Cascade Company and executive officers	8-K	001-35805	10.1	8/30/2016

12.1	Ratio of Earnings to Fixed Charges					X

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Refers to filings of Boise Cascade Holdings, L.L.C.

**	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

†	Refiled to include portions that were previously omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission that has expired.

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.