Form 10-Q
period 2017-03-31
BOISE CASCADE Co
filed 2017-05-03
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

There were 38,536,113 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 28, 2017.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2017	2016
	(thousands, except per-share data)
Sales	$974,443	$880,695

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	846,767	769,544
Depreciation and amortization	19,344	15,238
Selling and distribution expenses	73,701	68,041
General and administrative expenses	13,572	16,052
Other (income) expense, net	(35)	(1,585)
	953,349	867,290

Income from operations	21,094	13,405

Foreign currency exchange gain	28	198
Interest expense	(6,364)	(5,802)
Interest income	33	149
Change in fair value of interest rate swaps	295	(69)
	(6,008)	(5,524)

Income before income taxes	15,086	7,881
Income tax provision	(5,066)	(2,931)
Net income	$10,020	$4,950

Weighted average common shares outstanding:
Basic	38,500	38,853
Diluted	38,901	38,880

Net income per common share:
Basic	$0.26	$0.13
Diluted	$0.26	$0.13

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2017	2016
	(thousands)
Net income	$10,020	$4,950
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $152 and $184, respectively	243	294
Effect of settlements, net of tax of $- and $114, respectively	—	183
Other comprehensive income, net of tax	243	477
Comprehensive income	$10,263	$5,427

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2017	December 31, 2016
	(thousands)
ASSETS
Current
Cash and cash equivalents	$43,569	$103,978
Receivables
Trade, less allowances of $1,435 and $1,459	292,541	199,191
Related parties	434	506
Other	11,936	10,952
Inventories	482,366	433,451
Prepaid expenses and other	8,908	12,381
Total current assets	839,754	760,459

Property and equipment, net	561,348	568,702
Timber deposits	17,739	14,901
Goodwill	55,433	55,433
Intangible assets, net	15,373	15,547
Deferred income taxes	8,739	8,840
Other assets	14,982	15,315
Total assets	$1,513,368	$1,439,197

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2017	December 31, 2016
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$284,945	$194,010
Related parties	1,515	1,903
Accrued liabilities
Compensation and benefits	45,552	67,752
Interest payable	1,907	6,860
Other	40,971	42,339
Total current liabilities	374,890	312,864

Debt
Long-term debt	437,901	437,629

Other
Compensation and benefits	83,986	83,164
Deferred income taxes	7,606	6,339
Other long-term liabilities	19,535	19,197
	111,127	108,700

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,703 and 43,520 shares issued, respectively	437	435
Treasury stock, 5,167 shares at cost	(133,979)	(133,979)
Additional paid-in capital	514,695	515,410
Accumulated other comprehensive loss	(82,769)	(83,012)
Retained earnings	291,066	281,150
Total stockholders' equity	589,450	580,004
Total liabilities and stockholders' equity	$1,513,368	$1,439,197

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2017	2016
	(thousands)
Cash provided by (used for) operations
Net income	$10,020	$4,950
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	19,825	15,665
Stock-based compensation	2,002	1,693
Pension expense	332	739
Deferred income taxes	1,282	1,449
Change in fair value of interest rate swaps	(295)	69
Other	(16)	(114)
Decrease (increase) in working capital, net of acquisitions
Receivables	(90,512)	(78,308)
Inventories	(48,915)	(38,366)
Prepaid expenses and other	(1,876)	(2,258)
Accounts payable and accrued liabilities	65,943	85,782
Pension contributions	(630)	(2,340)
Income taxes payable	3,358	10,732
Other	(1,604)	1,488
Net cash provided by (used for) operations	(41,086)	1,181

Cash provided by (used for) investment
Expenditures for property and equipment	(17,002)	(15,461)
Acquisitions of businesses and facilities	—	(215,603)
Proceeds from sales of assets and other	652	144
Net cash used for investment	(16,350)	(230,920)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	149,600	130,000
Payments on long-term debt, including revolving credit facility	(149,600)	—
Treasury stock purchased	—	(2,632)
Financing costs	(25)	(493)
Tax withholding payments on stock-based awards	(2,884)	(383)
Other	(64)	(62)
Net cash provided by (used for) financing	(2,973)	126,430

Net decrease in cash and cash equivalents	(60,409)	(103,309)

Balance at beginning of the period	103,978	184,496

Balance at end of the period	$43,569	$81,187

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

We operate our business using two reportable segments: (1) Wood Products, which manufactures EWP, plywood, ponderosa pine lumber, studs, and particleboard; and (2) Building Materials Distribution, which is a wholesale distributor of building materials. For more information, see Note 11, Segment Information.

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2016 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2017, and December 31, 2016, we had $4.0 million and $7.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)"

when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At March 31, 2017, and December 31, 2016, we had $30.0 million and $31.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.7 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	March 31, 2017	December 31, 2016
	(thousands)
Finished goods and work in process	$394,639	$330,026
Logs	47,040	63,208
Other raw materials and supplies	40,687	40,217
	$482,366	$433,451

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2017	December 31, 2016
	(thousands)
Land	$38,651	$38,700
Buildings	136,974	136,087
Improvements	51,815	50,655
Mobile equipment, information technology, and office furniture	127,058	125,486
Machinery and equipment	624,357	613,060
Construction in progress	29,436	34,877
	1,008,291	998,865
Less accumulated depreciation	(446,943)	(430,163)
	$561,348	$568,702

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2017, and December 31, 2016, we held $16.0 million and $78.1 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2017, and December 31, 2016, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $354.4 million and $347.4 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At March 31, 2017, and December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our term loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we expect to partially fund seasonal and intra-month working capital requirements in 2017 from borrowings under our revolving credit facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of debt. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at a fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2017, and December 31, 2016, we recorded long-term assets of $4.5 million and $4.2 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2017, receivables from two customers accounted for approximately 10% and 13%, respectively, of total receivables. At December 31, 2016, receivables from two customers accounted for approximately 11% and 12%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension
Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net period benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. This new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. We are currently evaluating the effect of this ASU on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the accounting for goodwill impairment by removing the requirement to perform a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This new standard will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted after January 1, 2017. We adopted this standard in first quarter of 2017 and it did not have a material effect on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard in the first quarter of 2017, under the modified retrospective method, with the cumulative effect of adoption recorded as an adjustment to 2017 beginning retained earnings. The new standard results in excess tax benefits and deficiencies on share-based transactions being recorded as income tax expense or benefit rather than in additional-paid-in-capital. In addition, excess tax benefits on share-based payments are now classified in the operating section of our consolidated statement of cash flows. Furthermore, we recorded an adjustment to beginning retained earnings of approximately $0.1 million as we have made an election to account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory "at the lower of cost or net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this standard in first quarter of 2017 did not have a material effect on our financial statements.

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

For the three months ended March 31, 2017 and 2016, we recorded $5.1 million and $2.9 million, respectively, of income tax expense and had an effective rate of 33.6% and 37.2%, respectively. During the three months ended March 31, 2017, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of excess tax benefits of vested share-based payment awards, offset partially by state taxes. During the three months ended March 31, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits.

During the three months ended March 31, 2017, cash paid for taxes, net of refunds received, was $0.1 million. During the three months ended March 31, 2016, refunds received, net of cash paid for taxes, were $9.4 million.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) as there are no conditions under which those shares will not be issued. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and performance stock units (PSUs) for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2017	2016
	(thousands, except per-share data)
Net income	$10,020	$4,950
Weighted average common shares outstanding during the period (for basic calculation)	38,500	38,853
Dilutive effect of other potential common shares	401	27
Weighted average common shares and potential common shares (for diluted calculation)	38,901	38,880

Net income per common share - Basic	$0.26	$0.13
Net income per common share - Diluted	$0.26	$0.13

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million shares and 0.4 million shares of common stock, respectively, in the three months ended March 31, 2017 and 2016. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

Pro Forma
Three Months Ended
March 31, 2016
(unaudited, thousands, except per-share data)
Sales	$907,989
Net income (a)	$8,020
Net income per common share - Basic and Diluted	$0.21
___________________________________

(a)
The pro forma financial information for the three months ended March 31, 2016, was adjusted to exclude $3.5 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan	50,000	50,000
Term loan	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(7,099)	(7,371)
Long-term debt	$437,901	$437,629

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $370 million senior secured asset-based revolving credit facility (Revolving Credit Facility) maturing on April 30, 2020 and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2017, was $364.0 million.

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

At both March 31, 2017, and December 31, 2016, we had no borrowings outstanding under the Revolving Credit Facility and $6.0 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the three months ended March 31, 2017, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $74.7 million, respectively, and the average interest rate on borrowings was approximately 2.10%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the three months ended March 31, 2017, the average interest rate on the ABL Term Loan was approximately 2.54%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.8%.

Term Loan

On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement, as amended, (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and the banks in the Farm Credit system named therein as lenders. The Term Loan Agreement was for a $75.0 million secured term loan (Term Loan). The outstanding principal balance of the Term Loan amortizes and is payable in equal installments of $10 million per year on each of the sixth, seventh, eighth, and ninth anniversaries of the Closing Date, with the remaining principal balance due and payable on March 30, 2026. In December 2016, we prepaid $30 million of the Term Loan, which became available to reborrow as discussed below. This prepayment satisfied our principal obligations due on the sixth, seventh, and eighth anniversaries of the Closing Date. Interest on our Term Loan is payable monthly.

The Term Loan Agreement allows us to prepay the Term Loan and subsequently reborrow amounts prepaid on or before December 31, 2018. The option to reborrow applicable prepaid principal amounts expires on December 31, 2019. Reborrowings may be made in up to three instances in minimum amounts of $10 million each. In addition, amounts prepaid and eligible for reborrowing are subject to an unused line fee of 0.325% per annum times the average daily amount of the unused commitments.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the period for which the Term Loan was outstanding, the average interest rate on the Term Loan was approximately 2.65%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 1.9%.

The Term Loan is secured by a first priority mortgage on our Thorsby, Alabama, and Roxboro, North Carolina, EWP facilities and a first priority security interest on the equipment and certain tangible personal property located therein.

2024 Notes

On August 29, 2016, Boise Cascade issued $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes) through a private placement that was exempt from the registration requirements of the Securities Act. Interest on our 2024 Notes is payable semiannually in arrears on March 1 and September 1. The 2024 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Amended Agreement.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2017 and 2016, cash payments for interest were $10.8 million and $0.6 million, respectively.

7.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2017	2016
	(thousands)
Service cost	$301	$285
Interest cost	4,376	4,782
Expected return on plan assets	(4,740)	(5,103)
Amortization of actuarial loss	395	478
Plan settlement loss	—	297
Net periodic benefit expense	$332	$739

During the three months ended March 31, 2017, we contributed $0.6 million in cash to the pension plans. For the remainder of 2017, we expect to make approximately $1.6 million in additional cash contributions to the pension plans.

8.	Stock-Based Compensation

In February 2017 and 2016, we granted two types of stock-based awards under our incentive plans: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2017, we granted 178,021 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2017 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2017 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2016, we granted 418,344 PSUs to our officers and other employees, subject to performance and service conditions. During the 2016 performance period, officers and other employees earned 97% and 104%, respectively, of the target based on Boise Cascade’s 2016 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the three months ended March 31, 2017 and 2016, we granted an aggregate of 208,888 and 327,993 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

The PSUs granted to officers in 2017, if earned, generally vest over a three year period from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date. All PSU grants are subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2017 and 2016, the total fair value of PSUs and RSUs vested was $7.9 million and $1.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2017:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	448,500	$18.16	387,287	$19.73
Granted	178,021	27.05	208,888	27.05
Performance condition adjustment (a)	5,175	16.56	—	—
Vested	(109,755)	19.83	(172,746)	20.07
Forfeited (b)	(8,457)	16.56	—	—
Outstanding, March 31, 2017	513,484	$20.89	423,429	$23.20
__________________

(a)
Amount represents additional PSU's earned during the three months ended March 31, 2017 based on the performance condition adjustment, as other employees earned 104% of the target based Boise Cascade's 2016 EBITDA.

(b)
Total PSUs forfeited during the three months ended March 31, 2017 reflects 8,457 shares related to the performance condition adjustment, as officers earned 97% of the target based on Boise Cascade’s 2016 ROIC.

Compensation Expense

We record compensation expense over the awards' vesting period and account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures. Any shares not vested are forfeited. We recognize stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs, RSUs, and stock options net of forfeitures, was as follows:

	Three Months Ended March 31
	2017	2016
	(thousands)
PSUs	$921	$706
RSUs	1,081	906
Stock options	—	81
Total	$2,002	$1,693

The related tax benefit for the three months ended March 31, 2017 and 2016, was $0.8 million and $0.6 million, respectively. As of March 31, 2017, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $17.5 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

9.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. We did not repurchase any shares under the Program during the three months ended March 31, 2017. We repurchased 180,100 shares under the Program at a cost of $2.6 million, or an average of $14.62 per share, during the three months ended March 31, 2016. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of March 31, 2017, there were 696,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016
	(thousands)
Beginning Balance, net of taxes	$(83,012)	$(93,015)
Amortization of actuarial loss, before taxes (a)	395	478
Effect of settlements, before taxes (a)	—	297
Income taxes	(152)	(298)
Ending Balance, net of taxes	$(82,769)	$(92,538)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $5.0 million and $4.7 million, respectively, during the three months ended March 31, 2017 and 2016. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.9 million and $21.5 million, respectively, during the three months ended March 31, 2017 and 2016. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.	Segment Information

As of January 1, 2017, we operate our business using two reportable segments: Wood Products and Building Materials Distribution. Prior to January 1, 2017, we operated our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. This change is based on Corporate and Other no longer earning revenue as of January 1, 2017 and thus no longer meeting the definition of a reportable segment. Corporate and Other results are now presented as reconciling items to arrive at total net sales and operating income. Corresponding information for the three months ended March 31, 2016 has been revised to conform with current presentation. There are no other differences in our basis of measurement of segment profit or loss from those disclosed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2017	2016
	(thousands)
Net sales by segment
Wood Products	$325,657	$303,457
Building Materials Distribution	815,683	717,254
Intersegment eliminations and other (a)	(166,897)	(140,016)
Total net sales	$974,443	$880,695

Segment operating income
Wood Products	$7,388	$5,885
Building Materials Distribution	19,965	13,373
Total segment operating income	27,353	19,258
Unallocated corporate and other	(6,259)	(5,853)
Income from operations	$21,094	$13,405
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2017, there have been no material changes to the above commitments disclosed in the 2016 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2017, there have been no material changes to the guarantees disclosed in the 2016 Form 10-K.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2016 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2016 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have two reportable segments: (i) Wood Products, which manufactures engineered wood products (EWP), plywood, ponderosa pine lumber, studs, and particleboard; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 11, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $21.1 million during the three months ended March 31, 2017, compared with income from operations of $13.4 million during the three months ended March 31, 2016. In our Wood Products segment, income increased $1.5 million to $7.4 million for the three months ended March 31, 2017, from $5.9 million for the three months ended March 31, 2016. The increase in segment income was due primarily to higher plywood and lumber sales prices, as well as improved sales volumes of EWP. In addition, the three months ended March 31, 2016 included $3.5 million of acquisition-related expenses. These improvements were offset partially by higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, depreciation and amortization expense increased $3.5 million due primarily to the acquisition of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, on March 31, 2016 (Acquisition), and other capital expenditures. In our Building Materials Distribution segment, income increased $6.6 million to $20.0 million for the three months ended March 31, 2017, from $13.4 million for the three months ended March 31, 2016, driven primarily by a higher gross margin of $12.9 million generated from a sales increase of 14% and a 20 basis point increase in gross margin percentage, offset partially by increased selling and distribution expenses of $5.3 million. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2017 with $43.6 million of cash and cash equivalents and $437.9 million of debt. At March 31, 2017, we had $394.0 million of unused committed bank line availability. We used $60.4 million of cash during the three months ended March 31, 2017, principally to fund seasonal working capital increases and capital spending. A further description of our cash sources and uses for the three month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As in recent years, we expect to continue to experience modest demand growth for the products we manufacture and distribute in 2017. As of April 2017, the Blue Chip Economic Indicators consensus forecast for 2017 single- and multi-family housing starts in the U.S. was 1.28 million units, compared with actual housing starts of 1.17 million in 2016 and 1.11 million in 2015, as reported by the U.S.

Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

Although we expect only modest residential construction growth due to constraints faced by builders, such as availability of labor and building lots and tighter lending standards, we believe U.S. demographics are supportive of further recovery in housing starts. The pace of household formation rates and residential repair-and-remodeling activity will be affected by continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction.

We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity as we did in 2016, and also expect plywood sales volumes to be below prior year levels as we shift more veneer away from plywood in support of our EWP growth. Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, the North American softwood lumber trade dispute, inventory levels in our distribution channels, and seasonal demand patterns.

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

•	restrictive covenants contained in our debt agreements;

•	disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•	cost of compliance with government regulations, in particular environmental regulations;

•	declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	the cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•	the impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements;

•	the financial condition and creditworthiness of our customers;

•	exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2016 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016
	(millions)
Sales	$974.4	$880.7

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	846.8	769.5
Depreciation and amortization	19.3	15.2
Selling and distribution expenses	73.7	68.0
General and administrative expenses	13.6	16.1
Other (income) expense, net	—	(1.6)
	953.3	867.3

Income from operations	$21.1	$13.4

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.9%	87.4%
Depreciation and amortization	2.0	1.7
Selling and distribution expenses	7.6	7.7
General and administrative expenses	1.4	1.8
Other (income) expense, net	—	(0.2)
	97.8%	98.5%

Income from operations	2.2%	1.5%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31
	2017	2016
	(thousands)
U.S. Housing Starts (a)
Single-family	180.6	170.4
Multi-family	88.8	78.7
	269.4	249.1

	(thousands)
Segment Sales
Wood Products	$325,657	$303,457
Building Materials Distribution	815,683	717,254
Intersegment eliminations and other	(166,897)	(140,016)
Total net sales	974,443	880,695

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.5	3.6
I-joists (equivalent lineal feet)	61	50
Plywood (sq. ft.) (3/8" basis)	336	380
Lumber (board feet)	42	48

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.63	$16.74
I-joists (1,000 equivalent lineal feet)	1,116	1,138
Plywood (1,000 sq. ft.) (3/8" basis)	282	261
Lumber (1,000 board feet)	504	451

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46.5%	47.2%
General line	33.8%	34.4%
Engineered wood	19.7%	18.4%

Gross margin percentage (b)	11.6%	11.4%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2017, total sales increased $93.7 million, or 11%, to $974.4 million from $880.7 million during the three months ended March 31, 2016. The improvement in sales was driven primarily by increases in sales volumes and prices, as described below, for certain products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2017, total U.S. housing starts increased 8%, with single-family starts up 6% from the same period in 2016. Average composite lumber and average composite panel prices for the three months ended March 31, 2017, were 21% and 11% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved results in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $22.2 million, or 7%, to $325.7 million for the three months ended March 31, 2017, from $303.5 million for the three months ended March 31, 2016. The increase in sales was driven primarily by increases in sales volumes of laminated veneer lumber (LVL) and I-joists of 27% and 22%, respectively, resulting in increased sales of $16.3 million and $12.7 million, respectively. These EWP volume increases were due primarily to increased penetration with existing customers, as well as improved single-family housing starts. In addition, sales price increases of 8% in plywood and 12% in lumber contributed $7.1 million and $2.2 million, respectively, to the increase in sales. These increases were offset by decreases in plywood and lumber sales volumes of 11% and 12%, or $11.3 million and $2.7 million, respectively, in sales. With strong demand for EWP, we have shifted a higher proportion of our internally produced veneer into EWP, resulting in the decline in plywood production and sales volumes. Sales prices for LVL and I-joists were slightly lower compared with the same period in the prior year.

Building Materials Distribution.  Sales increased $98.4 million, or 14%, to $815.7 million for the three months ended March 31, 2017, from $717.3 million for the three months ended March 31, 2016. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 9% and 5%, respectively. By product line, commodity sales increased 12%, or $40.7 million; general line product sales increased 12%, or $28.7 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 22%, or $29.0 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $77.2 million, or 10%, to $846.8 million for the three months ended March 31, 2017, compared with $769.5 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, as well as higher per-unit costs of OSB (used in the manufacture of I-joists) of 21%, compared with first quarter 2016. In addition, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 50 basis points. The decrease in the MLO rate was primarily the result of improved plywood and lumber sales prices, which resulted in lower wood fiber costs and other manufacturing costs as a percentage of sales. These improvements were offset partially by higher labor costs as a percentage of sales due to lower sales volumes of plywood and lumber. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with first quarter 2016. However, the BMD segment MLO rate improved 20 basis points compared with first quarter 2016 because of improved margins of commodity products, offset partially by slightly lower margins on EWP and general line products.

Depreciation and amortization expenses increased $4.1 million, or 27%, to $19.3 million for the three months ended March 31, 2017, compared with $15.2 million during the same period in the prior year. The increase was due primarily to the Acquisition on March 31, 2016, and other capital expenditures. As of March 31, 2017, we have approximately $45 million of idled veneer and LVL related machinery and equipment at Roxboro, North Carolina, that were purchased in the Acquisition. We expect these assets to be recommissioned in the future and depreciation will begin as they are placed in service.

Selling and distribution expenses increased $5.7 million, or 8%, to $73.7 million for the three months ended March 31, 2017, compared with $68.0 million during the same period in the prior year. The increase was due primarily to higher employee-related expenses and shipping and handling costs of $3.6 million and $1.7 million, respectively, primarily as a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses decreased $2.5 million, or 15%, to $13.6 million for the three months ended March 31, 2017, compared with $16.1 million during the three months ended March 31, 2016, as general and administrative expenses for the three months ended March 31, 2016 included acquisition related expenses of $3.5 million in our Wood Products segment.

Other (income) expense, net, for the three months ended March 31, 2017 was insignificant. For the three months ended March 31, 2016, other (income) expense, net, was $1.6 million, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment.

Income From Operations

Income from operations increased $7.7 million to $21.1 million for the three months ended March 31, 2017, compared with $13.4 million for the three months ended March 31, 2016.

Wood Products.  Segment income increased $1.5 million to $7.4 million for the three months ended March 31, 2017, compared with $5.9 million for the three months ended March 31, 2016. The increase in segment income was due primarily to higher plywood and lumber sales prices, as well as improved sales volumes of EWP. In addition, the three months ended March 31, 2016 included $3.5 million of acquisition-related expenses. These improvements were offset partially by higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, depreciation and amortization expense increased $3.5 million due primarily to the Acquisition on March 31, 2016, and other capital expenditures.

Building Materials Distribution.  Segment income increased $6.6 million to $20.0 million for the three months ended March 31, 2017, from $13.4 million for the three months ended March 31, 2016. The improvement in segment income was driven primarily by a gross margin increase of $12.9 million generated from a sales increase of 14% and a 20 basis point improvement in gross margin percentage, offset partially by increased selling and distribution expenses of $5.3 million.

Corporate and Other.  Unallocated corporate expenses increased $0.4 million to $6.3 million for the three months ended March 31, 2017, from $5.9 million for the three months ended March 31, 2016, which was due primarily to higher employee-related expenses.

Other

Interest Expense. Interest expense increased $0.6 million, or 10%, to $6.4 million for the three months ended March 31, 2017, compared with $5.8 million during the same period in the prior year. The increase was due primarily to interest expense on our term loan entered into on March 30, 2016, an increase in the principal balance of our senior notes, and additional borrowings under our credit facility. For more information related to our indebtedness, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three months ended March 31, 2017 and 2016, we recorded $5.1 million and $2.9 million, respectively, of income tax expense and had an effective rate of 33.6% and 37.2%, respectively. During the three months ended March 31, 2017, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of excess tax benefits of vested share-based payment awards, offset partially by state taxes. During the three months ended March 31, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits.

Liquidity and Capital Resources

We ended first quarter 2017 with $43.6 million of cash and cash equivalents and $437.9 million of debt. At March 31, 2017, we had $437.5 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We used $60.4 million of cash during the three months ended March 31, 2017, principally to fund seasonal working capital increases and capital spending. A further description of our cash sources and uses for the three month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2017 from borrowings under our revolving credit facility and cash on hand.

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

	Three Months Ended March 31
	2017	2016
	(thousands)
Net cash provided by (used for) operations	$(41,086)	$1,181
Net cash used for investment	(16,350)	(230,920)
Net cash provided by (used for) financing	(2,973)	126,430

Operating Activities

For the three months ended March 31, 2017, our operating activities used $41.1 million of cash, compared with $1.2 million of cash generated in the same period in 2016. The $42.3 million increase in cash used for operations was due primarily to a $75.4 million increase in working capital during the three months ended March 31, 2017, compared with a $33.2 million decrease for the same period in the prior year. Included in the period over period working capital increase was a $10.3 million increase in cash payments for interest due to a timing change of interest payment dates upon refinancing our senior notes. In addition, income tax refunds, net of taxes paid, decreased $9.5 million. These decreases were offset partially by a $6.6 million improvement in income from the Building Materials Distribution segment and a $1.5 million increase in the Wood Products segment income, as well as a $1.7 million decrease in pension contributions. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 35% and 19%, comparing sales for the months of March 2017 and 2016 with sales for the months of December 2016 and 2015, respectively. The increase in accounts payable and accrued liabilities provided $65.9 million of cash during the three months ended March 31, 2017, compared with $85.8 million in the same period a year ago. During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods, with the first quarter 2017 payouts exceeding those made in first quarter 2016.

Investment Activities

During the three months ended March 31, 2017 and 2016, we used $17.0 million and $15.5 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the three months ended March 31, 2017, purchases of property and equipment included expenditures to restart certain idled assets at our recently acquired Roxboro, North Carolina, facility. During the three months ended March 31, 2016, we used $215.6 million for the Acquisition. Excluding potential acquisitions, we expect capital expenditures in 2017 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases.

Financing Activities

During the three months ended March 31, 2017, our financing activities used $3.0 million of cash, compared with $126.4 million of cash generated in the same period in 2016.

During the three months ended March 31, 2017, we borrowed $149.6 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At March 31, 2017, we had no borrowings outstanding under the revolving credit facility. We also used $2.9 million of cash for tax withholding payments on stock-based awards during the three months ended March 31, 2017.

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

For more information related to our debt structure and common stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2016.

Off-Balance-Sheet Activities

At March 31, 2017, and December 31, 2016, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2017, there have been no material changes to the guarantees disclosed in our 2016 Form 10-K.

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

Employees

As of April 23, 2017, we had approximately 6,230 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of April 23, 2017, we had nine collective bargaining agreements. We have an agreement, covering approximately 713 employees at our Oakdale and Florien plywood plants, that is scheduled to expire on July 15, 2017, as well as an agreement, covering approximately 87 employees at our Canadian EWP facility that is scheduled to expire on December 31, 2017. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than currently. As a result, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of March 31, 2017, there have been no material changes to financial market risks disclosed in our 2016 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. At March 31, 2017, there have been no material changes to our critical accounting estimates from those disclosed in our 2016 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. As of March 31, 2017, there have been no material changes in our exposure to market risk from those disclosed in our 2016 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the three months ended March 31, 2017, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2016 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

Date:  May 2, 2017

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017

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