Form 10-Q
period 2017-06-30
BOISE CASCADE Co
filed 2017-08-03
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 38,537,817 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 28, 2017.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands, except per-share data)
Sales	$1,138,939	$1,043,773	$2,113,382	$1,924,468

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	980,226	894,715	1,826,993	1,664,259
Depreciation and amortization	19,601	18,552	38,945	33,790
Selling and distribution expenses	82,336	76,855	156,037	144,896
General and administrative expenses	15,565	15,612	29,137	31,664
Other (income) expense, net	(1,238)	172	(1,273)	(1,413)
	1,096,490	1,005,906	2,049,839	1,873,196

Income from operations	42,449	37,867	63,543	51,272

Foreign currency exchange gain	13	28	41	226
Interest expense	(6,491)	(6,427)	(12,855)	(12,229)
Interest income	54	27	87	176
Change in fair value of interest rate swaps	(724)	(1,532)	(429)	(1,601)
	(7,148)	(7,904)	(13,156)	(13,428)

Income before income taxes	35,301	29,963	50,387	37,844
Income tax provision	(13,147)	(10,735)	(18,213)	(13,666)
Net income	$22,154	$19,228	$32,174	$24,178

Weighted average common shares outstanding:
Basic	38,643	38,814	38,572	38,834
Diluted	39,002	38,972	38,931	38,850

Net income per common share:
Basic	$0.57	$0.50	$0.83	$0.62
Diluted	$0.57	$0.49	$0.83	$0.62

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands)
Net income	$22,154	$19,228	$32,174	$24,178
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $158, $184, $310 and $368, respectively	252	294	495	588
Effect of settlements, net of tax of $-, $-, $- and $114, respectively	—	—	—	183
Other comprehensive income, net of tax	252	294	495	771
Comprehensive income	$22,406	$19,522	$32,669	$24,949

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2017	December 31, 2016
	(thousands)
ASSETS
Current
Cash and cash equivalents	$104,713	$103,978
Receivables
Trade, less allowances of $915 and $1,459	312,368	199,191
Related parties	464	506
Other	9,348	10,952
Inventories	490,711	433,451
Prepaid expenses and other	11,655	12,381
Total current assets	929,259	760,459

Property and equipment, net	556,484	568,702
Timber deposits	17,370	14,901
Goodwill	55,433	55,433
Intangible assets, net	15,446	15,547
Deferred income taxes	8,634	8,840
Other assets	13,463	15,315
Total assets	$1,596,089	$1,439,197

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2017	December 31, 2016
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$294,039	$194,010
Related parties	2,088	1,903
Accrued liabilities
Compensation and benefits	63,097	67,752
Interest payable	6,794	6,860
Other	62,641	42,339
Total current liabilities	428,659	312,864

Debt
Long-term debt	438,200	437,629

Other
Compensation and benefits	83,743	83,164
Deferred income taxes	10,919	6,339
Other long-term liabilities	20,266	19,197
	114,928	108,700

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,705 and 43,520 shares issued, respectively	437	435
Treasury stock, 5,167 shares at cost	(133,979)	(133,979)
Additional paid-in capital	517,141	515,410
Accumulated other comprehensive loss	(82,517)	(83,012)
Retained earnings	313,220	281,150
Total stockholders' equity	614,302	580,004
Total liabilities and stockholders' equity	$1,596,089	$1,439,197

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2017	2016
	(thousands)
Cash provided by (used for) operations
Net income	$32,174	$24,178
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	39,929	34,661
Stock-based compensation	4,443	3,866
Pension expense	683	1,212
Deferred income taxes	4,542	3,901
Change in fair value of interest rate swaps	429	1,601
Other	(1,259)	72
Decrease (increase) in working capital, net of acquisitions
Receivables	(107,781)	(76,937)
Inventories	(57,260)	(59,304)
Prepaid expenses and other	(3,960)	(4,508)
Accounts payable and accrued liabilities	114,908	96,403
Pension contributions	(1,145)	(2,778)
Income taxes payable	7,063	18,696
Other	(1,288)	4,955
Net cash provided by operations	31,478	46,018

Cash provided by (used for) investment
Expenditures for property and equipment	(29,551)	(35,101)
Acquisitions of businesses and facilities	—	(215,900)
Proceeds from sales of assets and other	1,840	255
Net cash used for investment	(27,711)	(250,746)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	366,400	352,700
Payments on long-term debt, including revolving credit facility	(366,400)	(232,700)
Treasury stock purchased	—	(2,632)
Financing costs	(25)	(543)
Tax withholding payments on stock-based awards	(2,901)	(383)
Other	(106)	(121)
Net cash provided by (used for) financing	(3,032)	116,321

Net increase (decrease) in cash and cash equivalents	735	(88,407)

Balance at beginning of the period	103,978	184,496

Balance at end of the period	$104,713	$96,089

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2017, and December 31, 2016, we had $5.3 million and $7.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)"

when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At June 30, 2017, and December 31, 2016, we had $46.0 million and $31.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.8 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively, and $9.5 million and $8.9 million for the six months ended June 30, 2017 and 2016, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	June 30, 2017	December 31, 2016
	(thousands)
Finished goods and work in process	$415,179	$330,026
Logs	33,534	63,208
Other raw materials and supplies	41,998	40,217
	$490,711	$433,451

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2017	December 31, 2016
	(thousands)
Land	$38,651	$38,700
Buildings	138,305	136,087
Improvements	52,128	50,655
Mobile equipment, information technology, and office furniture	130,263	125,486
Machinery and equipment	627,061	613,060
Construction in progress	31,557	34,877
	1,017,965	998,865
Less accumulated depreciation	(461,481)	(430,163)
	$556,484	$568,702

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2017, and December 31, 2016, we held $74.7 million and $78.1 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2017, and December 31, 2016, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $359.6 million and $347.4 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At June 30, 2017, and December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our term loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our revolving credit facility, and expect to continue to do so in the remainder of 2017.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2017, and December 31, 2016, we recorded long-term assets of $3.8 million and $4.2 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2017, receivables from two customers accounted for approximately 13% and 15%, respectively, of total receivables. At December 31, 2016, receivables from two customers accounted for approximately 11% and 12%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this guidance to have a material effect on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net period benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. This new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. We are currently evaluating the effect of this ASU on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance also requires additional disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Furthermore, numerous updates were issued in 2016 that provide clarification on a number of specific issues. The new standard is effective for annual and interim reporting periods beginning after December 15, 2017 and we currently anticipate adopting it effective January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method. We currently anticipate adopting the standard using the modified retrospective method. As a result of our preliminary assessment, we do not anticipate a material impact on our revenue recognition practices. We are still in the process of evaluating the impact on our revenue disclosures, but anticipate additional required disclosure. We continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact our preliminary conclusions.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.	Income Taxes

For the three and six months ended June 30, 2017 , we recorded $13.1 million and $18.2 million, respectively, of income tax expense and had an effective rate of 37.2% and 36.1%, respectively. For the three and six months ended June 30, 2016, we recorded $10.7 million and $13.7 million, respectively, of income tax expense and had an effective rate of 35.8% and 36.1%, respectively. During the three and six months ended June 30, 2017, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes. During the three and six months ended June 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits.

During the six months ended June 30, 2017, cash paid for taxes, net of refunds received, was $2.5 million. During the six months ended June 30, 2016, refunds received, net of cash paid for taxes, were $8.9 million.

4.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) and performance stock units (PSUs) as there are no conditions under which those shares will not be issued. Diluted net income per common share is computed by dividing net income by the combination of other potentially dilutive weighted average common shares and the weighted average number of common shares outstanding during the period. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and PSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands, except per-share data)
Net income	$22,154	$19,228	$32,174	$24,178
Weighted average common shares outstanding during the period (for basic calculation)	38,643	38,814	38,572	38,834
Dilutive effect of other potential common shares	359	158	359	16
Weighted average common shares and potential common shares (for diluted calculation)	39,002	38,972	38,931	38,850

Net income per common share - Basic	$0.57	$0.50	$0.83	$0.62
Net income per common share - Diluted	$0.57	$0.49	$0.83	$0.62

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.2 million shares of common stock, respectively, in the three months ended June 30, 2017 and 2016, and 0.1 million and 0.6 million shares of common stock, respectively, in the six months ended June 30, 2017 and 2016. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

The following pro forma financial information gives effect to the Acquisition as if it had occurred on January 1, 2015. The pro forma financial information also gives effect to the issuance of a $75.0 million term loan due March 30, 2026 and a $55.0 million draw under our revolving credit facility incurred to partially finance the Acquisition, as if such transactions had occurred on January 1, 2015. The pro forma results are intended for informational purposes only and do not purport to represent what our results of operations would actually have been had the Acquisition and related financing transactions occurred on January 1, 2015. They also do not reflect any revenue enhancements or cost savings, operating synergies, customer attrition, or incremental depreciation upon the restart of idle laminated veneer lumber assets at Roxboro.

Pro Forma
Six Months Ended
June 30, 2016
(unaudited, thousands, except per-share data)
Sales	$1,951,662
Net income (a)	$27,281
Net income per common share - Basic and Diluted	$0.70
___________________________________

(a)
The pro forma financial information for the six months ended June 30, 2016, was adjusted to exclude $3.5 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan	50,000	50,000
Term loan	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(6,800)	(7,371)
Long-term debt	$438,200	$437,629

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2017, was $363.7 million.

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

At both June 30, 2017, and December 31, 2016, we had no borrowings outstanding under the Revolving Credit Facility and $6.2 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the six months ended June 30, 2017, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $89.2 million, respectively, and the average interest rate on borrowings was approximately 2.21%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the six months ended June 30, 2017, the average interest rate on the ABL Term Loan was approximately 2.65%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.9%.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the six months ended June 30, 2017, the average interest rate on the Term Loan was approximately 2.77%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.0%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2017 and 2016, cash payments for interest were $11.9 million and $11.2 million, respectively.

7.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands)
Service cost	$301	$282	$602	$567
Interest cost	4,382	4,789	8,758	9,571
Expected return on plan assets	(4,742)	(5,076)	(9,482)	(10,179)
Amortization of actuarial loss	410	478	805	956
Plan settlement loss	—	—	—	297
Net periodic benefit expense	$351	$473	$683	$1,212

During the six months ended June 30, 2017, we contributed $1.1 million in cash to the pension plans. For the remainder of 2017, we expect to make approximately $1.0 million in additional cash contributions to the pension plans.

8.	Stock-Based Compensation

In February 2017 and 2016, we granted two types of stock-based awards under our incentive plans: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2017, we granted 178,021 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2017 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2017 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the six months ended June 30, 2017 and 2016, we granted an aggregate of 209,697 and 330,678 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2017 and 2016, the total fair value of PSUs and RSUs vested was $8.4 million and $1.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2017:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	448,500	$18.16	387,287	$19.73
Granted	178,021	27.05	209,697	27.05
Performance condition adjustment (a)	5,175	16.56	—	—
Vested	(116,863)	20.36	(180,328)	20.68
Forfeited (b)	(24,624)	19.50	(13,419)	22.26
Outstanding, June 30, 2017	490,209	$20.78	403,237	$23.03
_______________________________

(a)
Amount represents additional PSU's earned during the six months ended June 30, 2017 based on the performance condition adjustment, as other employees earned 104% of the target based Boise Cascade's 2016 EBITDA.

(b)
Total PSUs forfeited during the six months ended June 30, 2017 includes 8,457 shares related to the performance condition adjustment, as officers earned 97% of the target based on Boise Cascade’s 2016 ROIC.

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

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands)
PSUs	$1,094	$1,168	$2,015	$1,874
RSUs	1,347	1,005	2,428	1,911
Stock options	—	—	—	81
Total	$2,441	$2,173	$4,443	$3,866

The related tax benefit for the six months ended June 30, 2017 and 2016, was $1.7 million and $1.5 million, respectively. As of June 30, 2017, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $14.6 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

9.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. We did not repurchase any shares under the Program during the six months ended June 30, 2017. We repurchased 180,100 shares under the Program at a cost of $2.6 million, or an average of $14.62 per share, during the six months ended June 30, 2016. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of June 30, 2017, there were 696,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands)
Beginning Balance, net of taxes	$(82,769)	$(92,538)	$(83,012)	$(93,015)
Amortization of actuarial loss, before taxes (a)	410	478	805	956
Effect of settlements, before taxes (a)	—	—	—	297
Income taxes	(158)	(184)	(310)	(482)
Ending Balance, net of taxes	$(82,517)	$(92,244)	$(82,517)	$(92,244)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.6 million and $4.5 million, respectively, during the three months ended June 30, 2017 and 2016, and $9.6 million and $9.2 million, respectively, during the six months ended June 30, 2017 and 2016. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.6 million and $21.9 million, respectively, during the three months ended June 30, 2017 and 2016, and $42.4 million and $43.4 million, respectively, during the six months ended June 30, 2017 and 2016. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.	Segment Information

As of January 1, 2017, we operate our business using two reportable segments: Wood Products and Building Materials Distribution. Prior to January 1, 2017, we operated our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. This change is based on Corporate and Other no longer earning revenue as of January 1, 2017 and thus no longer meeting the definition of a reportable segment. Corporate and Other results are now presented as reconciling items to arrive at total net sales and operating income. Corresponding information for the three and six months ended June 30, 2016 has been revised to conform with current presentation. There are no other differences in our basis of measurement of segment profit or loss from those disclosed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands)
Net sales by segment
Wood Products	$350,277	$346,358	$675,934	$649,815
Building Materials Distribution	980,706	850,042	1,796,389	1,567,296
Intersegment eliminations and other (a)	(192,044)	(152,627)	(358,941)	(292,643)
Total net sales	$1,138,939	$1,043,773	$2,113,382	$1,924,468

Segment operating income
Wood Products	$15,395	$16,309	$22,783	$22,194
Building Materials Distribution	34,509	29,117	54,474	42,490
Total segment operating income	49,904	45,426	77,257	64,684
Unallocated corporate and other	(7,455)	(7,559)	(13,714)	(13,412)
Income from operations	$42,449	$37,867	$63,543	$51,272
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2017, there have been no material changes to the above commitments disclosed in the 2016 Form 10-K, except for entering into a ten-year log supply agreement to purchase approximately $95 million (or approximately $9.5 million per year) of logs in the Pacific Northwest. The amount is estimated using current quarter pricing, but the actual prices will be set quarterly and depend on a pricing index. Under the contract, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2017, there have been no material changes to the guarantees disclosed in the 2016 Form 10-K.

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

Executive Overview

We recorded income from operations of $42.4 million during the three months ended June 30, 2017, compared with income from operations of $37.9 million during the three months ended June 30, 2016. In our Wood Products segment, income decreased $0.9 million to $15.4 million for the three months ended June 30, 2017, from $16.3 million for the three months ended June 30, 2016. The decrease in segment income was due primarily to higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, lower sales prices for I-joists contributed to the decrease in income. These decreases were offset partially by higher plywood and lumber sales prices. In our Building Materials Distribution segment, income increased $5.4 million to $34.5 million for the three months ended June 30, 2017, from $29.1 million for the three months ended June 30, 2016, driven primarily by a gross margin increase of $12.0 million generated from a sales increase of 15%, offset partially by increased selling and distribution expenses of $6.1 million. These changes are discussed further in "Our Operating Results" below.

We ended second quarter 2017 with $104.7 million of cash and cash equivalents and $438.2 million of debt. At June 30, 2017, we had $393.7 million of unused committed bank line availability. We generated $0.7 million of cash during the six months ended June 30, 2017, as cash provided by operations was offset partially by capital spending and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As in recent years, we expect to continue to experience modest demand growth for the products we manufacture and distribute in 2017. As of July 2017, the Blue Chip Economic Indicators consensus forecast for 2017 single- and multi-family housing starts in the U.S. was 1.23 million units, compared with actual housing starts of 1.17 million in 2016 and 1.11 million in 2015, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

Although we expect only modest residential construction growth due to constraints faced by builders, such as availability of labor and building lots, we believe U.S. demographics are supportive of further recovery in housing starts. The pace of household formation rates and residential repair-and-remodeling activity will be affected by continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction.

We expect to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity as we did in 2016. We also expect plywood sales volumes to be below prior year levels as we shift more veneer away from plywood in support of our EWP growth. Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, the North American softwood lumber trade dispute, inventory levels in our distribution channels, and seasonal demand patterns. We expect sequential improvement in EWP net price realizations in the second half of 2017.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(millions)
Sales	$1,138.9	$1,043.8	$2,113.4	$1,924.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	980.2	894.7	1,827.0	1,664.3
Depreciation and amortization	19.6	18.6	38.9	33.8
Selling and distribution expenses	82.3	76.9	156.0	144.9
General and administrative expenses	15.6	15.6	29.1	31.7
Other (income) expense, net	(1.2)	0.2	(1.3)	(1.4)
	1,096.5	1,005.9	2,049.8	1,873.2

Income from operations	$42.4	$37.9	$63.5	$51.3

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.1%	85.7%	86.4%	86.5%
Depreciation and amortization	1.7	1.8	1.8	1.8
Selling and distribution expenses	7.2	7.4	7.4	7.5
General and administrative expenses	1.4	1.5	1.4	1.6
Other (income) expense, net	(0.1)	—	(0.1)	(0.1)
	96.3%	96.4%	97.0%	97.3%

Income from operations	3.7%	3.6%	3.0%	2.7%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(thousands)
U.S. Housing Starts (a)
Single-family	237.3	217.7	418.7	388.1
Multi-family	89.8	105.1	175.6	183.8
	327.1	322.8	594.3	571.9

	(thousands)
Segment Sales
Wood Products	$350,277	$346,358	$675,934	$649,815
Building Materials Distribution	980,706	850,042	1,796,389	1,567,296
Intersegment eliminations and other	(192,044)	(152,627)	(358,941)	(292,643)
Total net sales	$1,138,939	$1,043,773	$2,113,382	$1,924,468

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.7	4.6	9.2	8.2
I-joists (equivalent lineal feet)	65	65	126	115
Plywood (sq. ft.) (3/8" basis)	369	378	705	758
Lumber (board feet)	43	49	85	97

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.65	$16.79	$16.64	$16.77
I-joists (1,000 equivalent lineal feet)	1,091	1,136	1,103	1,137
Plywood (1,000 sq. ft.) (3/8" basis)	301	271	292	266
Lumber (1,000 board feet)	546	464	525	457

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46.3%	45.5%	46.4%	46.2%
General line	34.8%	36.5%	34.3%	35.6%
Engineered wood	18.9%	18.0%	19.3%	18.2%

Gross margin percentage (b)	12.1%	12.5%	11.8%	12.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2017, total sales increased $95.2 million, or 9%, to $1,138.9 million from $1,043.8 million during the three months ended June 30, 2016. For the six months ended June 30, 2017, total sales increased by $188.9 million, or 10%, to $2,113.4 million from $1,924.5 million for the same period in the prior year. The improvement in sales was driven primarily by increases in sales volumes and prices for the products we distribute, as well as modest sales improvement in our manufacturing business, as described below, with single-family residential construction activity being the key demand driver of our sales. In second quarter 2017, total U.S. housing starts increased 1%, with single-family starts up 9% from the same period in 2016. On a year-to-date basis through June 2017, total housing starts increased 4%, with single-family up 8% from the same period in 2016. Average composite lumber and average composite panel prices for the three months ended June 30, 2017, were 18% and 12% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the six months ended June 30, 2017, average composite lumber and average composite panel prices were up 19% and 12%, respectively, compared with the same period in the prior year. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $3.9 million, or 1%, to $350.3 million for the three months ended June 30, 2017, from $346.4 million for the three months ended June 30, 2016. The increase in sales was driven primarily by higher sales prices for plywood and lumber of 11% and 18%, respectively, resulting in increased sales of $11.2 million and $3.5 million, respectively. These increases were offset by decreases in lumber and plywood sales volumes of 13% and 2%, or $3.0 million and $2.4 million in sales, respectively. Sales prices for I-joists decreased 4% resulting in decreased sales of $2.9 million. Sales volumes for laminated veneer lumber (LVL) and I-joists, as well as sales prices for LVL, were relatively flat compared with the same period in the prior year. By the end of second quarter 2017, gross sales prices for EWP had increased as expected from the list price increase implemented in late first quarter 2017. However, the benefit of the list price changes was offset by short-term price protection arrangements with certain customers and adjustments to estimated volume rebates.

For the six months ended June 30, 2017, sales, including sales to BMD, increased $26.1 million to $675.9 million from $649.8 million for the same period in the prior year. The increase in sales was driven primarily by higher sales volumes of LVL and I-joists of 12% and 10%, respectively, resulting in increased sales of $17.1 million and $12.4 million, respectively. These EWP volume increases were due primarily to increased penetration with existing customers, as well as improved single-family housing starts. In addition, sales price increases of 10% in plywood and 15% in lumber contributed $18.5 million and $5.8 million, respectively, to the increase in sales. These increases were offset by decreases in plywood and lumber sales volumes of 7% and 13%, or $13.9 million and $5.7 million in sales, respectively. We have shifted a higher proportion of our internally produced veneer into EWP, resulting in the decline in plywood production and sales volumes. In addition, sales prices for I-joists and LVL decreased 3% and 1%, respectively, resulting in decreased sales of $4.3 million and $1.2 million, respectively.

Building Materials Distribution.  Sales increased $130.7 million, or 15%, to $980.7 million for the three months ended June 30, 2017, from $850.0 million for the three months ended June 30, 2016. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 8% and 7%, respectively. By product line, commodity sales increased 17%, or $67.3 million; general line product sales increased 10%, or $30.9 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 21%, or $32.4 million.

During the six months ended June 30, 2017, sales increased $229.1 million, or 15%, to $1,796.4 million from $1,567.3 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 9% and 6%, respectively. By product line, commodity sales increased 15%, or $108.0 million; general line product sales increased 11%, or $59.6 million; and sales of EWP increased 22%, or $61.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $85.5 million, or 10%, to $980.2 million for the three months ended June 30, 2017, compared with $894.7 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of OSB (used in the manufacture of I-joists) and logs of 23% and 4%, respectively, compared with second quarter 2016. In addition, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 80 basis points. The increase in the MLO rate was primarily the result of higher wood fiber and labor costs as a percentage of sales, offset partially by lower other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with second quarter 2016. In addition, the BMD segment MLO rate increased 40 basis points compared with second quarter 2016 because of lower margins of general line products, offset partially by improved margins on EWP.

For the six months ended June 30, 2017, materials, labor, and other operating expenses (excluding depreciation), increased $162.7 million, or 10%, to $1,827.0 million, compared with $1,664.3 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP and higher per-unit costs of OSB and logs of 22% and 2%, respectively, compared with the first half of 2016. In addition, the MLO rate in our Wood Products segment increased by 20 basis points. The increase in the MLO rate was primarily the result of higher wood fiber and labor costs as a percentage of sales, offset partially by lower other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first half of 2016. In addition, the BMD segment MLO rate increased 10 basis points compared with the first half of 2016 due to lower margins of general line products, offset partially by improved margins on EWP and commodity products.

Depreciation and amortization expenses increased $1.0 million, or 6%, to $19.6 million for the three months ended June 30, 2017, compared with $18.6 million during the same period in the prior year, due primarily to purchases of property and equipment. For the six months ended June 30, 2017, these expenses increased $5.2 million, or 15%, to $38.9 million, compared with $33.8 million in the same period in the prior year. The increase was due primarily to the acquisition of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, on March 31, 2016 (Acquisition), and other capital expenditures. As of June 30, 2017, we have approximately $45 million of idled veneer and LVL related machinery and equipment at Roxboro, North Carolina, that were purchased in the Acquisition and have not been recommissioned.

Selling and distribution expenses increased $5.5 million, or 7%, to $82.3 million for the three months ended June 30, 2017, compared with $76.9 million during the same period in the prior year, due primarily to higher employee-related expenses and shipping and handling costs of $3.2 million and $2.3 million, respectively. During the six months ended June 30, 2017, selling and distribution expenses increased $11.1 million, or 8%, to $156.0 million, compared with $144.9 million during the same period in 2016, due primarily to higher employee-related expenses and shipping and handling costs of $6.8 million and $4.0 million, respectively. The increases for both periods were primarily a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses for both the three months ended June 30, 2017 and 2016, were $15.6 million. For the six months ended June 30, 2017, general and administrative expenses decreased $2.5 million, or 8%, to $29.1 million, compared with $31.7 million during the same period in 2016, as these expenses for the three months ended June 30, 2016 included acquisition-related expenses of $3.5 million in our Wood Products segment.

Other (income) expense, net, was $1.2 million and $1.3 million, respectively, of income for the three and six months ended June 30, 2017, which included a $1.2 million gain from the sale of machinery and equipment in our Wood Products segment. Other (income) expense, net, for the three months ended and June 30, 2016, was insignificant. For the six months ended June 30, 2016, other (income) expense, net, was $1.4 million of income, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment.

Income From Operations

Income from operations increased $4.6 million to $42.4 million for the three months ended June 30, 2017, compared with $37.9 million for the three months ended June 30, 2016. Income from operations increased $12.3 million to $63.5 million for the six months ended June 30, 2017, compared with $51.3 million for the six months ended June 30, 2016.

Wood Products.  Segment income decreased $0.9 million to $15.4 million for the three months ended June 30, 2017, compared with $16.3 million for the three months ended June 30, 2016. The decrease in segment income was due primarily to higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, lower sales prices for I-joists contributed to the decrease in income. These decreases were offset partially by higher plywood and lumber sales prices.

For the six months ended June 30, 2017, segment income increased $0.6 million to $22.8 million from $22.2 million for the six months ended June 30, 2016. The increase in segment income was due primarily to higher plywood and lumber sales prices, as well as improved sales volumes of EWP. In addition, the six months ended June 30, 2016 included $3.5 million of acquisition-related expenses. These improvements were offset partially by higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. Lower sales prices for I-

joists also resulted in lower income. In addition, depreciation and amortization expense increased $4.0 million due primarily to the Acquisition on March 31, 2016, and other capital expenditures.

Building Materials Distribution.  Segment income increased $5.4 million to $34.5 million for the three months ended June 30, 2017, from $29.1 million for the three months ended June 30, 2016. The improvement in segment income was driven primarily by a gross margin increase of $12.0 million generated from a sales increase of 15%, offset partially by increased selling and distribution expenses of $6.1 million.

For the six months ended June 30, 2017, segment income increased $12.0 million to $54.5 million from $42.5 million for the six months ended June 30, 2016. The improvement in segment income was driven primarily by a gross margin increase of $24.9 million generated from a sales increase of 15%, offset partially by increased selling and distribution expenses of $11.4 million.

Corporate and Other.  Unallocated corporate expenses of $7.5 million for the three months ended June 30, 2017, was flat compared with the three months ended June 30, 2016. For the six months ended June 30, 2017, unallocated corporate expenses increased $0.3 million to $13.7 million from $13.4 million for the six months ended June 30, 2016, which was due primarily to higher employee-related expenses.

Other

Interest Expense. Interest expense of $6.5 million for the three months ended June 30, 2017, was flat compared with $6.4 million during the same period in the prior year. Interest expense increased $0.6 million, or 5%, to $12.9 million for the six months ended June 30, 2017, compared with $12.2 million during the same period in the prior year. The increase was due primarily to interest expense on our term loan entered into on March 30, 2016, an increase in the principal balance of our senior notes, and additional borrowings under our credit facility. For more information related to our indebtedness, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and six months ended June 30, 2017, we recorded $13.1 million and $18.2 million, respectively, of income tax expense and had an effective rate of 37.2% and 36.1%, respectively. For the three and six months ended June 30, 2016, we recorded $10.7 million and $13.7 million, respectively, of income tax expense and had an effective rate of 35.8% and 36.1%, respectively. During the three and six months ended June 30, 2017, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes. During the three and six months ended June 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits.

Liquidity and Capital Resources

We ended second quarter 2017 with $104.7 million of cash and cash equivalents and $438.2 million of debt. At June 30, 2017, we had $498.4 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $0.7 million of cash during the six months ended June 30, 2017, as cash provided by operations was offset partially by capital spending and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, and pension contributions for at least the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2017 from cash on hand and borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2017	2016
	(thousands)
Net cash provided by operations	$31,478	$46,018
Net cash used for investment	(27,711)	(250,746)
Net cash provided by (used for) financing	(3,032)	116,321

Operating Activities

For the six months ended June 30, 2017, our operating activities generated $31.5 million of cash, compared with $46.0 million of cash generated in the same period in 2016. The $14.5 million decrease in cash provided by operations was due primarily to a $54.1 million increase in working capital during the six months ended June 30, 2017, compared with a $44.3 million increase for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, was $2.5 million during the six months ended June 30, 2017, compared with income tax refunds, net of taxes paid, of $8.9 million during the same period in the prior year. Also contributing to the decrease in cash provided by operations was a $1.3 million increase in other net long-term assets and liabilities during the six months ended June 30, 2017, compared with a decrease of $5.0 million during the same period in the prior year, primarily related to fluctuations in timber deposits. These decreases were offset partially by a $12.0 million improvement in income from the Building Materials Distribution segment, as well as a $1.6 million decrease in pension contributions. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 45% and 33%, comparing sales for the months of June 2017 and 2016 with sales for the months of December 2016 and 2015, respectively. The increase in accounts payable and accrued liabilities provided $114.9 million of cash during the six months ended June 30, 2017, compared with $96.4 million in the same period a year ago. During both periods, seasonally higher inventory purchases and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the six months ended June 30, 2017 and 2016, we used $29.6 million and $35.1 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2017, purchases of property and equipment included expenditures to restart certain idled assets at our recently acquired Roxboro, North Carolina, facility. During the six months ended June 30, 2016, we used $215.9 million for the Acquisition. Excluding potential acquisitions, we expect capital expenditures in 2017 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the six months ended June 30, 2017, we received asset sales proceeds of $2.1 million, primarily from the sale of machinery and equipment in our Wood Products segment.

Financing Activities

During the six months ended June 30, 2017, our financing activities used $3.0 million of cash, compared with $116.3 million of cash generated in the same period in 2016.

During the six months ended June 30, 2017, we borrowed $366.4 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At June 30,

2017, we had no borrowings outstanding under the revolving credit facility. We also used $2.9 million of cash for tax withholding payments on stock-based awards during the six months ended June 30, 2017.

During the six months ended June 30, 2016, our financing activities generated $116.3 million of cash, primarily from the issuance of a new $75.0 million term loan (Term Loan) to partially fund the Acquisition. Under our revolving credit facility, we also borrowed $222.7 million to fund intra-month working capital needs and $55.0 million to partially fund the Acquisition. We repaid $232.7 million of the revolving credit facility borrowings during the six months ended June 30, 2016. At June 30, 2016, we had $45.0 million outstanding under the revolving credit facility. In addition, we repurchased 180,100 shares of our common stock for $2.6 million during the six months ended June 30, 2016.

For more information related to our debt structure and common stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2016, except for entering into a ten-year log supply agreement to purchase approximately $95 million (or approximately $9.5 million per year) of logs in the Pacific Northwest. The amount is estimated using current quarter pricing, but the actual prices will be set quarterly and depend on a pricing index. Under the contract, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown.

Off-Balance-Sheet Activities

At June 30, 2017, and December 31, 2016, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2017, there have been no material changes to the guarantees disclosed in our 2016 Form 10-K.

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

Employees

As of July 30, 2017, we had approximately 6,400 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of July 30, 2017, we had nine collective bargaining agreements. We have an agreement, covering approximately 723 employees at our Oakdale and Florien plywood plants, that expired on July 15, 2017, but has been extended indefinitely pending negotiations. We also have an agreement covering approximately 92 employees at our Canadian EWP facility that is scheduled to expire on December 31, 2017. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than currently. As a result, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of June 30, 2017, there have been no material changes to financial market risks disclosed in our 2016 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. At June 30, 2017, there have been no material changes to our critical accounting estimates from those disclosed in our 2016 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. As of June 30, 2017, there have been no material changes in our exposure to market risk from those disclosed in our 2016 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the six months ended June 30, 2017, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2016 Form 10-K. We do not assume an obligation to update any forward-looking statement.

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 3, 2017

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017

Number	Description

10.1	Form of 2017 Restricted Stock Unit Agreement

10.2	Form of 2017 Performance Stock Unit Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document