Form 10-Q
period 2017-09-30
BOISE CASCADE Co
filed 2017-10-31
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 38,559,536 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 27, 2017.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands, except per-share data)
Sales	$1,226,644	$1,067,214	$3,340,026	$2,991,682

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,045,772	922,101	2,872,765	2,586,360
Depreciation and amortization	19,686	19,459	58,631	53,249
Selling and distribution expenses	87,564	80,026	243,601	224,922
General and administrative expenses	16,476	14,367	45,613	46,031
Other (income) expense, net	1,138	(46)	(135)	(1,459)
	1,170,636	1,035,907	3,220,475	2,909,103

Income from operations	56,008	31,307	119,551	82,579

Foreign currency exchange gain (loss)	90	(40)	131	186
Interest expense	(6,295)	(7,135)	(19,150)	(19,364)
Interest income	167	60	254	236
Change in fair value of interest rate swaps	(33)	836	(462)	(765)
Loss on extinguishment of debt	—	(9,525)	—	(9,525)
	(6,071)	(15,804)	(19,227)	(29,232)

Income before income taxes	49,937	15,503	100,324	53,347
Income tax provision	(18,276)	(5,522)	(36,489)	(19,188)
Net income	$31,661	$9,981	$63,835	$34,159

Weighted average common shares outstanding:
Basic	38,660	38,814	38,601	38,827
Diluted	39,139	39,120	38,962	38,950

Net income per common share:
Basic	$0.82	$0.26	$1.65	$0.88
Diluted	$0.81	$0.26	$1.64	$0.88

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands)
Net income	$31,661	$9,981	$63,835	$34,159
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $170, $225, $479 and $593, respectively	271	359	766	947
Effect of settlements, net of tax of $-, $-, $- and $114, respectively	—	—	—	183
Other comprehensive income, net of tax	271	359	766	1,130
Comprehensive income	$31,932	$10,340	$64,601	$35,289

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2017	December 31, 2016
	(thousands)
ASSETS
Current
Cash and cash equivalents	$172,185	$103,978
Receivables
Trade, less allowances of $1,227 and $1,459	315,336	199,191
Related parties	285	506
Other	9,424	10,952
Inventories	459,864	433,451
Prepaid expenses and other	10,209	12,381
Total current assets	967,303	760,459

Property and equipment, net	555,197	568,702
Timber deposits	14,704	14,901
Goodwill	55,433	55,433
Intangible assets, net	15,260	15,547
Deferred income taxes	8,502	8,840
Other assets	14,151	15,315
Total assets	$1,630,550	$1,439,197

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2017	December 31, 2016
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$283,089	$194,010
Related parties	2,235	1,903
Accrued liabilities
Compensation and benefits	71,338	67,752
Interest payable	1,803	6,860
Other	68,460	42,339
Total current liabilities	426,925	312,864

Debt
Long-term debt	438,033	437,629

Other
Compensation and benefits	83,537	83,164
Deferred income taxes	12,434	6,339
Other long-term liabilities	20,308	19,197
	116,279	108,700

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,727 and 43,520 shares issued, respectively	437	435
Treasury stock, 5,167 shares at cost	(133,979)	(133,979)
Additional paid-in capital	520,220	515,410
Accumulated other comprehensive loss	(82,246)	(83,012)
Retained earnings	344,881	281,150
Total stockholders' equity	649,313	580,004
Total liabilities and stockholders' equity	$1,630,550	$1,439,197

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2017	2016
	(thousands)
Cash provided by (used for) operations
Net income	$63,835	$34,159
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	60,097	54,609
Stock-based compensation	6,931	5,980
Pension expense	1,074	1,749
Deferred income taxes	6,019	7,008
Change in fair value of interest rate swaps	462	765
Other	(125)	67
Loss on extinguishment of debt	—	9,525
Decrease (increase) in working capital, net of acquisitions
Receivables	(110,646)	(62,794)
Inventories	(26,413)	(48,362)
Prepaid expenses and other	(2,389)	(3,678)
Accounts payable and accrued liabilities	108,099	102,313
Pension contributions	(1,666)	(3,338)
Income taxes payable	11,051	13,623
Restricted cash deposits with trustee for interest payments	—	(3,681)
Other	807	5,309
Net cash provided by operations	117,136	113,254

Cash provided by (used for) investment
Expenditures for property and equipment	(48,060)	(55,426)
Acquisitions of businesses and facilities	—	(215,900)
Proceeds from sales of assets and other	2,089	546
Net cash used for investment	(45,971)	(270,780)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	410,400	835,000
Payments on long-term debt, including revolving credit facility	(410,400)	(602,096)
Restricted cash deposits with trustee for debt payments	—	(119,175)
Treasury stock purchased	—	(2,632)
Financing costs	(478)	(6,319)
Tax withholding payments on stock-based awards	(2,901)	(383)
Other	421	(181)
Net cash provided by (used for) financing	(2,958)	104,214

Net increase (decrease) in cash and cash equivalents	68,207	(53,312)

Balance at beginning of the period	103,978	184,496

Balance at end of the period	$172,185	$131,184

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2017, and December 31, 2016, we had $5.7 million and $7.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At September 30, 2017, and December 31, 2016, we had $45.8 million and $31.6 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.8 million and $4.6 million for the three months ended September 30, 2017 and 2016, respectively, and $14.4 million and $13.5 million for the nine months ended September 30, 2017 and 2016, respectively. Sublease rental income was not material in any of the periods presented.

Inventories

Inventories included the following (work in process is not material):

	September 30, 2017	December 31, 2016
	(thousands)
Finished goods and work in process	$374,046	$330,026
Logs	43,144	63,208
Other raw materials and supplies	42,674	40,217
	$459,864	$433,451

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2017	December 31, 2016
	(thousands)
Land	$38,606	$38,700
Buildings	139,959	136,087
Improvements	52,539	50,655
Mobile equipment, information technology, and office furniture	133,636	125,486
Machinery and equipment	635,185	613,060
Construction in progress	32,441	34,877
	1,032,366	998,865
Less accumulated depreciation	(477,169)	(430,163)
	$555,197	$568,702

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2017, and December 31, 2016, we held $131.5 million and $78.1 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2017, and December 31, 2016, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $367.5 million and $347.4 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At September 30, 2017, and December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our term loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our revolving credit facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2017, and December 31, 2016, we recorded long-term assets of $3.7 million and $4.2 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2017, receivables from two customers each accounted for approximately 13% of total receivables. At December 31, 2016, receivables from two customers accounted for approximately 11% and 12%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. This new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. We are currently evaluating the effect of this ASU on our financial statements; however, we expect the adoption of ASU 2017-07 to result in a change in our income from operations in an amount equal to the other components of net periodic pension cost, which will be offset by a corresponding change outside of income from operations. The components of the net periodic cost are shown in Note 7, Retirement and Benefit Plans.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We will adopt this standard in first quarter of 2018 and do not expect this guidance to have a material effect on our consolidated statements of cash flows.

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

For the three and nine months ended September 30, 2017, we recorded $18.3 million and $36.5 million, respectively, of income tax expense and had an effective rate of 36.6% and 36.4%, respectively. For the three and nine months ended September 30, 2016, we recorded $5.5 million and $19.2 million, respectively, of income tax expense and had an effective rate of 35.6% and 36.0%, respectively. During the three and nine months ended September 30, 2017, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes. During the three and nine months ended September 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits.

During the nine months ended September 30, 2017, cash paid for taxes, net of refunds received, was $15.3 million. During the nine months ended September 30, 2016, refunds received, net of cash paid for taxes, were $1.4 million.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands, except per-share data)
Net income	$31,661	$9,981	$63,835	$34,159
Weighted average common shares outstanding during the period (for basic calculation)	38,660	38,814	38,601	38,827
Dilutive effect of other potential common shares	479	306	361	123
Weighted average common shares and potential common shares (for diluted calculation)	39,139	39,120	38,962	38,950

Net income per common share - Basic	$0.82	$0.26	$1.65	$0.88
Net income per common share - Diluted	$0.81	$0.26	$1.64	$0.88

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.2 million shares of common stock, respectively, in the three months ended September 30, 2017 and 2016, and 0.2 million shares of common stock in both the nine months ended September 30, 2017 and 2016. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

Pro Forma
Nine Months Ended
September 30, 2016
(unaudited, thousands, except per-share data)
Sales	$3,018,876
Net income (a)	$37,305
Net income per common share - Basic and Diluted	$0.96
___________________________________

(a)
The pro forma financial information for the nine months ended September 30, 2016, was adjusted to exclude $3.6 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

6.	Debt

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan	50,000	50,000
Term loan	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(6,967)	(7,371)
Long-term debt	$438,033	$437,629

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., Chester Wood Products LLC, and Moncure Plywood LLC, as guarantors, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $370 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability). On August 10, 2017, we entered into the fifth amendment to the Amended Agreement to extend the maturity date of the Revolving Credit Facility from April 30, 2020, to May 1, 2022, and to reduce the unused line fee to a singular rate of 0.25% per annum.

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2017, was $363.6 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.25% to 1.75% for loans based on LIBOR and from 0.25% to 0.75% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate of 0.25% per annum of the average unused portion of the lending commitments.

At both September 30, 2017, and December 31, 2016, we had no borrowings outstanding under the Revolving Credit Facility and $6.4 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the nine months ended

September 30, 2017, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $89.2 million, respectively, and the average interest rate on borrowings was approximately 2.25%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the nine months ended September 30, 2017, the average interest rate on the ABL Term Loan was approximately 2.76%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 2.0% during the nine months ended September 30, 2017.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the nine months ended September 30, 2017, the average interest rate on the Term Loan was approximately 2.88%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.1%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the nine months ended September 30, 2017 and 2016, cash payments for interest were $22.5 million and $16.2 million, respectively.

7.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands)
Service cost	$301	$279	$903	$846
Interest cost	4,392	4,805	13,150	14,376
Expected return on plan assets	(4,743)	(5,131)	(14,224)	(15,310)
Amortization of actuarial loss	441	584	1,245	1,540
Plan settlement loss	—	—	—	297
Net periodic benefit expense	$391	$537	$1,074	$1,749

During the nine months ended September 30, 2017, we contributed $1.7 million in cash to the pension plans. For the remainder of 2017, we expect to make approximately $0.5 million in additional cash contributions to the pension plans.

8.	Stock-Based Compensation

In February 2017 and 2016, we granted two types of stock-based awards under our incentive plans: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2017, we granted 178,021 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2017 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2017 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the nine months ended September 30, 2017 and 2016, we granted an aggregate of 214,035 and 334,587 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2017 and 2016, the total fair value of PSUs and RSUs vested was $8.4 million and $1.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2017:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	448,500	$18.16	387,287	$19.73
Granted	178,021	27.05	214,035	27.10
Performance condition adjustment (a)	5,175	16.56	—	—
Vested	(117,253)	20.41	(180,949)	20.74
Forfeited (b)	(24,624)	19.50	(13,843)	22.51
Outstanding, September 30, 2017	489,819	$20.77	406,530	$23.07
_______________________________

(a)
Amount represents additional PSU's earned during the nine months ended September 30, 2017 based on the performance condition adjustment, as other employees earned 104% of the target based Boise Cascade's 2016 EBITDA.

(b)
Total PSUs forfeited during the nine months ended September 30, 2017 includes 8,457 shares related to the performance condition adjustment, as officers earned 97% of the target based on Boise Cascade’s 2016 ROIC.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands)
PSUs	$1,297	$1,081	$3,312	$2,955
RSUs	1,191	1,033	3,619	2,944
Stock options	—	—	—	81
Total	$2,488	$2,114	$6,931	$5,980

The related tax benefit for the nine months ended September 30, 2017 and 2016, was $2.7 million and $2.3 million, respectively. As of September 30, 2017, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $12.6 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

9.    Stockholders' Equity

Stock Repurchase

On February 25, 2015, our Board of Directors (Board) authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The Board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. We did not repurchase any shares under the Program during the nine months ended September 30, 2017. We repurchased 180,100 shares under the Program at a cost of $2.6 million, or an average of $14.62 per share, during the nine months ended September 30, 2016. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of September 30, 2017, there were 696,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands)
Beginning Balance, net of taxes	$(82,517)	$(92,244)	$(83,012)	$(93,015)
Amortization of actuarial loss, before taxes (a)	441	584	1,245	1,540
Effect of settlements, before taxes (a)	—	—	—	297
Income taxes	(170)	(225)	(479)	(707)
Ending Balance, net of taxes	$(82,246)	$(91,885)	$(82,246)	$(91,885)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.8 million and $4.0 million, respectively, during the three months ended September 30, 2017 and 2016, and $13.3 million during both the nine months ended September 30, 2017 and 2016. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $23.9 million and $21.2 million, respectively, during the three months ended September 30, 2017 and 2016, and $66.3 million and $64.7 million, respectively, during the nine months ended September 30, 2017 and 2016. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.	Segment Information

As of January 1, 2017, we operate our business using two reportable segments: Wood Products and Building Materials Distribution. Prior to January 1, 2017, we operated our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. This change is based on Corporate and Other no longer earning revenue as of January 1, 2017 and thus no longer meeting the definition of a reportable segment. Corporate and Other results are now presented as reconciling items to arrive at total net sales and operating income. Corresponding information for the three and nine months ended September 30, 2016 has been revised to conform with current presentation. There are no other differences in our basis of measurement of segment profit or loss from those disclosed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands)
Net sales by segment
Wood Products	$366,920	$340,928	$1,042,854	$990,743
Building Materials Distribution	1,045,646	889,026	2,842,035	2,456,322
Intersegment eliminations and other (a)	(185,922)	(162,740)	(544,863)	(455,383)
Total net sales	$1,226,644	$1,067,214	$3,340,026	$2,991,682

Segment operating income
Wood Products	$24,027	$11,564	$46,810	$33,758
Building Materials Distribution	39,379	26,415	93,853	68,905
Total segment operating income	63,406	37,979	140,663	102,663
Unallocated corporate and other	(7,398)	(6,672)	(21,112)	(20,084)
Income from operations	$56,008	$31,307	$119,551	$82,579
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2017, there have been no material changes to the above commitments disclosed in the 2016 Form 10-K, except for entering into a ten-year log supply agreement to purchase approximately $95 million (or approximately $9.5 million per year) of logs in the Pacific Northwest. The amount is estimated using pricing in effect upon execution of the agreement on July 1, 2017, but the actual prices will be set quarterly and depend on a pricing index. Under the contract, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2017, there have been no material changes to the guarantees disclosed in the 2016 Form 10-K.

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

Executive Overview

We recorded income from operations of $56.0 million during the three months ended September 30, 2017, compared with income from operations of $31.3 million during the three months ended September 30, 2016. In our Wood Products segment, income increased $12.5 million to $24.0 million for the three months ended September 30, 2017, from $11.6 million for the three months ended September 30, 2016. The increase in segment income was due primarily to higher sales prices of plywood, EWP, and lumber, offset partially by higher OSB costs used in the manufacture of I-joists. In our Building Materials Distribution segment, income increased $13.0 million to $39.4 million for the three months ended September 30, 2017, from $26.4 million for the three months ended September 30, 2016, driven primarily by a gross margin increase of $22.3 million generated from a sales increase of 18%, offset partially by increased selling and distribution expenses of $7.6 million. These changes are discussed further in "Our Operating Results" below.

We ended third quarter 2017 with $172.2 million of cash and cash equivalents and $438.0 million of debt. At September 30, 2017, we had $393.6 million of unused committed bank line availability. We generated $68.2 million of cash during the nine months ended September 30, 2017, as cash provided by operations was offset partially by capital spending. A further description of our cash sources and uses for the nine month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of October 2017, the Blue Chip Economic Indicators consensus forecast for 2017 and 2018 single- and multi-family housing starts in the U.S. were 1.21 million and 1.29 million units, respectively, compared with actual housing starts of 1.17 million in 2016 and 1.11 million in 2015, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

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

We expect to experience seasonally slower demand in fourth quarter 2017. On an annual basis, total housing starts in the U.S. continue to show modest improvement, with single-family starts growth offsetting weakness in multi-family starts in 2017. We remain optimistic that the improvement in demand for our products will continue as household formation rates and residential construction recover and we will continue to manage our production levels to our sales demand. As in past years, we plan to take scheduled capital and maintenance-related downtime at certain plywood facilities during the fourth quarter.

Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, the North American softwood lumber trade dispute, inventory levels in our distribution channels, and seasonal demand patterns. Furthermore, commodity product pricing is currently above historical levels. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(millions)
Sales	$1,226.6	$1,067.2	$3,340.0	$2,991.7

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,045.8	922.1	2,872.8	2,586.4
Depreciation and amortization	19.7	19.5	58.6	53.2
Selling and distribution expenses	87.6	80.0	243.6	224.9
General and administrative expenses	16.5	14.4	45.6	46.0
Other (income) expense, net	1.1	—	(0.1)	(1.5)
	1,170.6	1,035.9	3,220.5	2,909.1

Income from operations	$56.0	$31.3	$119.6	$82.6

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.3%	86.4%	86.0%	86.5%
Depreciation and amortization	1.6	1.8	1.8	1.8
Selling and distribution expenses	7.1	7.5	7.3	7.5
General and administrative expenses	1.3	1.3	1.4	1.5
Other (income) expense, net	0.1	—	—	—
	95.4%	97.1%	96.4%	97.2%

Income from operations	4.6%	2.9%	3.6%	2.8%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(thousands)
U.S. Housing Starts (a)
Single-family	229.6	206.5	648.6	594.6
Multi-family	87.8	106.5	263.5	290.3
	317.4	313.0	912.1	884.9

	(thousands)
Segment Sales
Wood Products	$366,920	$340,928	$1,042,854	$990,743
Building Materials Distribution	1,045,646	889,026	2,842,035	2,456,322
Intersegment eliminations and other	(185,922)	(162,740)	(544,863)	(455,383)
Total net sales	$1,226,644	$1,067,214	$3,340,026	$2,991,682

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.1	4.4	13.3	12.6
I-joists (equivalent lineal feet)	57	62	183	177
Plywood (sq. ft.) (3/8" basis)	405	385	1,110	1,143
Lumber (board feet)	44	46	129	143

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$17.22	$16.57	$16.82	$16.70
I-joists (1,000 equivalent lineal feet)	1,157	1,102	1,120	1,125
Plywood (1,000 sq. ft.) (3/8" basis)	324	288	304	273
Lumber (1,000 board feet)	553	481	535	465

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	48.3%	46.9%	47.1%	46.5%
General line	33.9%	35.1%	34.2%	35.4%
Engineered wood	17.8%	18.0%	18.7%	18.1%

Gross margin percentage (b)	12.4%	12.0%	12.0%	12.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2017, total sales increased $159.4 million, or 15%, to $1,226.6 million from $1,067.2 million during the three months ended September 30, 2016. For the nine months ended September 30, 2017, total sales increased by $348.3 million, or 12%, to $3,340.0 million from $2,991.7 million for the same period in the prior year. As described below, both of our segments had increased sales, with single-family residential construction activity being the key demand driver of our sales. In third quarter 2017, total U.S. housing starts increased 1%, with single-family starts up 11% from the same period in 2016. On a year-to-date basis through September 2017, total housing starts increased 3%, with single-family up 9% from the same period in 2016. Average composite panel and average composite lumber prices for the three months ended September 30, 2017, were 17% and 16% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2017, average composite lumber and average composite panel prices were up 18% and 14%, respectively, compared with the same period in the prior year. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $26.0 million, or 8%, to $366.9 million for the three months ended September 30, 2017, from $340.9 million for the three months ended September 30, 2016. The increase in sales was driven primarily by higher sales prices for plywood and lumber of 13% and 15%, respectively, resulting in increased sales of $14.7 million and $3.2 million, respectively. In addition, sales prices for I-joists and laminated veneer lumber (LVL) increased 5% and 4%, respectively, resulting in increased sales of $3.1 million and $2.7 million, respectively. An increase in plywood sales volumes of 5% also contributed $5.6 million to the improved sales. These increases were offset by decreases in I-joists and LVL sales volumes of 8% and 7%, or $5.1 million and $5.3 million in sales, respectively. Our third quarter 2016 EWP sales volumes included liquidation of Georgia-Pacific (GP) branded EWP from the acquisition of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, on March 31, 2016 (Acquisition). As expected, we converted a minority of the legacy GP EWP customers to Boise Cascade branded EWP as wholesale distribution channel partnerships shifted following the Acquisition. For Boise Cascade branded EWP, LVL sales volumes were up 7% compared with the year-ago quarter and I-joist sales volumes declined 1%.

For the nine months ended September 30, 2017, sales, including sales to BMD, increased $52.1 million, or 5%, to $1,042.9 million from $990.7 million for the same period in the prior year. The increase in sales was driven primarily by higher sales prices for plywood and lumber of 11% and 15%, respectively, resulting in increased sales of $33.9 million and $9.0 million, respectively. In addition, sales volumes of LVL and I-joists increased 6% and 4%, respectively, resulting in increased sales of $11.6 million and $7.0 million, respectively. An increase in LVL sales prices of 1% also contributed $1.6 million to the improved sales. These increases were offset by decreases in plywood and lumber sales volumes of 3% and 10%, or $8.9 million and $6.6 million in sales, respectively. We have shifted a higher proportion of our internally produced veneer into EWP, resulting in the decline in plywood production and sales volumes. Sales prices for I-joists were relatively flat compared with the same period in the prior year.

Building Materials Distribution.  Sales increased $156.6 million, or 18%, to $1,045.6 million for the three months ended September 30, 2017, from $889.0 million for the three months ended September 30, 2016. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 10% and 8%, respectively. By product line, commodity sales increased 21%, or $89.0 million; general line product sales increased 14%, or $42.3 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 16%, or $25.3 million.

During the nine months ended September 30, 2017, sales increased $385.7 million, or 16%, to $2,842.0 million from $2,456.3 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by 8% increases in each sales volume and sales price. By product line, commodity sales increased 17%, or $197.0 million; general line product sales increased 12%, or $101.9 million; and sales of EWP increased 19%, or $86.8 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $123.7 million, or 13%, to $1,045.8 million for the three months ended September 30, 2017, compared with $922.1 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of OSB (used in the manufacture of I-joists) and logs of 24% and 3%, respectively, compared with third quarter 2016. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 280 basis points. The decrease in the MLO rate was primarily due to higher sales prices, resulting in improved leveraging of wood fiber, labor, and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with third quarter 2016. In addition, the BMD segment MLO rate decreased 30 basis points compared with third quarter 2016 because of improved margins on commodity products and EWP, offset partially by lower margins of general line products.

For the nine months ended September 30, 2017, materials, labor, and other operating expenses (excluding depreciation), increased $286.4 million, or 11%, to $2,872.8 million, compared with $2,586.4 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of OSB and logs of 22% and 2%, respectively, compared with the first nine months of 2016. However, the MLO rate in our Wood Products segment decreased by 90 basis points. The decrease in the MLO rate was primarily due to higher sales prices, resulting in improved leveraging of manufacturing costs, offset partially by higher wood fiber and labor costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first nine months of 2016. However, the BMD segment MLO rate was flat compared with the first nine months of 2016 as improved margins of commodity products and EWP were offset by slightly lower margins of general line products.

Depreciation and amortization expenses increased $0.2 million, or 1%, to $19.7 million for the three months ended September 30, 2017, compared with $19.5 million during the same period in the prior year. For the nine months ended September 30, 2017, these expenses increased $5.4 million, or 10%, to $58.6 million, compared with $53.2 million in the same period in the prior year. The increase was due primarily to the acquisition of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, on March 31, 2016 (Acquisition), and other capital expenditures. We also expect to begin depreciation on approximately $45 million of veneer and LVL related assets at our Roxboro, North Carolina EWP facility in fourth quarter 2017 as we make further progress on start-up activities.

Selling and distribution expenses increased $7.5 million, or 9%, to $87.6 million for the three months ended September 30, 2017, compared with $80.0 million during the same period in the prior year, due primarily to higher employee-related expenses and shipping and handling costs of $3.5 million and $2.7 million, respectively. During the nine months ended September 30, 2017, selling and distribution expenses increased $18.7 million, or 8%, to $243.6 million, compared with $224.9 million during the same period in 2016, due primarily to higher employee-related expenses and shipping and handling costs of $10.2 million and $6.8 million, respectively. The increases for both periods were primarily a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses increased $2.1 million, or 15%, to $16.5 million for the three months ended September 30, 2017, compared with $14.4 million for the same period in the prior year, due primarily to higher employee-related expenses. For the nine months ended September 30, 2017, general and administrative expenses decreased $0.4 million, or 1%, to $45.6 million, compared with $46.0 million during the same period in 2016. The decrease was primarily due to acquisition-related expenses of $3.6 million in our Wood Products segment incurred during the nine months ended September 30, 2016, offset partially by higher employee-related expenses during the nine months ended September 30, 2017.

Other (income) expense, net, was $1.1 million of expense for the three months ended September 30, 2017, which included a $1.0 million noncash asset write-down in our Wood Products segment. Other (income) expense, net, for the three months ended September 30, 2016 was insignificant. For the nine months ended September 30, 2017, other (income) expense, net, was $0.1 million of income, which included a $1.2 million gain from the sale of machinery and equipment, offset by a $1.0 million noncash asset write-down, in our Wood Products segment. For the nine months ended September 30, 2016, other (income) expense, net, was $1.5 million of income, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment.

Income From Operations

Income from operations increased $24.7 million to $56.0 million for the three months ended September 30, 2017, compared with $31.3 million for the three months ended September 30, 2016. Income from operations increased $37.0 million to $119.6 million for the nine months ended September 30, 2017, compared with $82.6 million for the nine months ended September 30, 2016.

Wood Products.  Segment income increased $12.5 million to $24.0 million for the three months ended September 30, 2017, compared with $11.6 million for the three months ended September 30, 2016. The increase in segment income was due primarily to higher sales prices of plywood, EWP, and lumber, offset partially by higher OSB costs used in the manufacture of I-joists.

For the nine months ended September 30, 2017, segment income increased $13.1 million to $46.8 million from $33.8 million for the nine months ended September 30, 2016. The increase in segment income was due primarily to higher plywood, lumber, and EWP sales prices. In addition, the nine months ended September 30, 2016 included $3.6 million of acquisition-related expenses. These improvements were offset partially by higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs resulting from lower plywood and lumber sales volumes. In addition, depreciation and amortization expense increased $3.7 million due primarily to the Acquisition on March 31, 2016, and other capital expenditures.

Building Materials Distribution.  Segment income increased $13.0 million to $39.4 million for the three months ended September 30, 2017, from $26.4 million for the three months ended September 30, 2016. The improvement in segment income was driven primarily by a gross margin increase of $22.3 million generated from a sales increase of 18%, offset partially by increased selling and distribution expenses of $7.6 million.

For the nine months ended September 30, 2017, segment income increased $24.9 million to $93.9 million from $68.9 million for the nine months ended September 30, 2016. The improvement in segment income was driven primarily by a gross margin increase of $47.2 million generated from a sales increase of 16%, offset partially by increased selling and distribution expenses of $19.0 million.

Corporate and Other.  Unallocated corporate expenses increased $0.7 million to $7.4 million for the three months ended September 30, 2017, from $6.7 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, unallocated corporate expenses increased $1.0 million to $21.1 million from $20.1 million for the nine months ended September 30, 2016. The increases for both periods were primarily a result of higher employee-related expenses.

Other

Interest Expense. Interest expense decreased $0.8 million, or 12%, to $6.3 million for the three months ended September 30, 2017, compared with $7.1 million during the same period in the prior year. The higher interest expense during the prior year period was primarily due to timing related to the senior notes refinancing in which we issued new senior notes on August 29, 2016, but did not redeem $115.5 million of the replaced senior notes until November 1, 2016. As such, the three months ended September 30, 2016, included interest on both notes for a portion of the period. Interest expense decreased $0.2 million, or 1%, to $19.2 million for the nine months ended September 30, 2017, compared with $19.4 million during the same period in the prior year. For more information related to our indebtedness, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Loss on extinguishment of debt. In connection with the issuance of the $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes), we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 6.375% senior notes (2020 Notes) then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $9.5 million during the third quarter of 2016. The loss includes a $7.6 million tender premium paid and $1.9 million for the net write-off of a portion of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

Income Tax Provision

For the three and nine months ended September 30, 2017, we recorded $18.3 million and $36.5 million, respectively, of income tax expense and had an effective rate of 36.6% and 36.4%, respectively. For the three and nine months ended September 30, 2016, we recorded $5.5 million and $19.2 million, respectively, of income tax expense and had an effective rate of 35.6% and 36.0%, respectively. During the three and nine months ended September 30, 2017, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes. During the three and nine months ended September 30, 2016, the primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes, offset partially by other tax credits.

Liquidity and Capital Resources

We ended third quarter 2017 with $172.2 million of cash and cash equivalents and $438.0 million of debt. At September 30, 2017, we had $565.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $68.2 million of cash during the nine months ended September 30, 2017, as cash provided by operations was offset partially by capital spending. A further description of our cash sources and uses for the nine month comparative periods are noted below.

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

	Nine Months Ended September 30
	2017	2016
	(thousands)
Net cash provided by operations	$117,136	$113,254
Net cash used for investment	(45,971)	(270,780)
Net cash provided by (used for) financing	(2,958)	104,214

Operating Activities

For the nine months ended September 30, 2017, our operating activities generated $117.1 million of cash, compared with $113.3 million of cash generated in the same period in 2016. The $3.9 million increase in cash provided by operations was due primarily to a $24.9 million improvement in income from the Building Materials Distribution segment, a $13.1 million increase in income from the Wood Products segment, as well as a $1.7 million decrease in pension contributions. These increases were offset partially by a $31.3 million increase in working capital during the nine months ended September 30, 2017, compared with a $12.5 million increase for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, was $15.3 million during the nine months ended September 30, 2017, compared with income tax refunds, net of taxes paid, of $1.4 million during the same period in the prior year. Cash payments for interest also increased $6.3 million during the nine months ended September 30, 2017, compared to the same period in 2016. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 47% and 23%, comparing sales for the months of September 2017 and 2016 with sales for the months of December 2016 and 2015, respectively. The increase in accounts payable and accrued liabilities provided $108.1 million of cash during the nine months ended September 30, 2017, compared with $102.3 million in the same period a year ago. During both periods, seasonally higher inventory purchases and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the nine months ended September 30, 2017 and 2016, we used $48.1 million and $55.4 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the nine months ended September 30, 2016, we used $215.9 million for the Acquisition. Excluding potential acquisitions, we expect capital expenditures in 2017 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. For the nine months ended September 30, 2017, we received asset sales proceeds of $2.3 million, primarily from the sale of machinery and equipment in our Wood Products segment.

Financing Activities

During the nine months ended September 30, 2017, our financing activities used $3.0 million of cash, compared with $104.2 million of cash generated in the same period in 2016.

During the nine months ended September 30, 2017, we borrowed $410.4 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At September 30, 2017, we had no borrowings outstanding under the revolving credit facility. We also used $2.9 million of cash for tax withholding payments on stock-based awards during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, our financing activities generated $104.2 million of cash. On August 29, 2016, we issued $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes). In connection with the 2024 Notes issuance, we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 2020 Notes then outstanding. Concurrently, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. In connection with the tender, we paid a tender premium of $7.6 million.

On August 29, 2016, we irrevocably instructed the trustee for the 2020 Notes to issue a redemption notice to holders of the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding and irrevocably deposited $119.2 million of cash received upon the issuance of the 2024 Notes, representing the remaining principal amount and call premium, in an account with the trustee for the 2020 Notes, redeemed on November 1, 2016.

During the nine months ended September 30, 2016, we issued a new $75.0 million term loan (Term Loan) to partially fund the Acquisition. Under our revolving credit facility, we also borrowed $355.0 million to fund intra-month working capital needs and $55.0 million to partially fund the Acquisition, which were subsequently repaid with cash on hand during the nine months ended September 30, 2016. At September 30, 2016, we had no borrowings outstanding under the revolving credit facility. We used $6.3 million of cash for financing costs related to our debt issuances during the nine months ended September 30, 2016. In addition, we repurchased 180,100 shares of our common stock for $2.6 million during the nine months ended September 30, 2016.

For more information related to our debt structure and common stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2016, except for entering into a ten-year log supply agreement to purchase approximately $95 million (or approximately $9.5 million per year) of logs in the Pacific Northwest. The amount is estimated using pricing in effect upon execution of the agreement on July 1, 2017, but the actual prices will be set quarterly and depend on a pricing index. Under the contract, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown.

Off-Balance-Sheet Activities

At September 30, 2017, and December 31, 2016, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2016 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2017, there have been no material changes to the guarantees disclosed in our 2016 Form 10-K.

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

Employees

As of October 22, 2017, we had approximately 6,310 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of October 22, 2017, we had nine collective bargaining agreements. We have an agreement, covering approximately 730 employees at our Oakdale and Florien plywood plants, that expired on July 15, 2017, but has been extended indefinitely pending negotiations. We also have an agreement covering approximately 91 employees at our Canadian EWP facility that is scheduled to expire on December 31, 2017. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than currently. As a result, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Either of these situations could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of September 30, 2017, there have been no material changes to financial market risks disclosed in our 2016 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. At September 30, 2017, there have been no material changes to our critical accounting estimates from those disclosed in our 2016 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. As of September 30, 2017, there have been no material changes in our exposure to market risk from those disclosed in our 2016 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of September 30, 2017, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the nine months ended September 30, 2017, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2016 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2017

Number	Description

10.1
Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2017)

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

Date:  October 30, 2017