Form 10-K
period 2017-12-31
BOISE CASCADE Co
filed 2018-02-26
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $1,164 million.

There were 38,586,272 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

The following factors, among others, could cause our actual results, performance, or achievements to differ from those set forth in the forward-looking statements:

•
The commodity nature of our products and their price movements, which are driven largely by industry capacity and operating rates, industry cycles that affect supply and demand, and net import and export activity;

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

•	The highly competitive nature of our industry;

•	Material disruptions and/or major equipment failure at our manufacturing facilities;

•	Our ability to successfully and efficiently complete and integrate acquisitions;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	The need to successfully formulate and implement succession plans for key members of our management team;

•	Cost and availability of raw materials, including wood fiber and glues and resins;

•	Concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•	Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•	Disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	Substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	The impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements;

•	The cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•	Exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	Declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

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

PART I

ITEM 1.    BUSINESS

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading U.S. wholesale distributor of building products. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. We believe our large, vertically-integrated operations provide us with significant advantages over less integrated competitors and position us to optimally serve our customers. Our operations began on October 29, 2004, when we acquired the forest products assets of OfficeMax, Incorporated. We completed an initial public offering of our common stock on February 11, 2013.

Our Industry

              The building products manufacturing and distribution industry in North America is highly competitive, with a number of producers manufacturing and selling a broad range of products. Demand for our products is principally influenced by new residential construction, residential repair-and-remodeling activity, and light commercial construction in the U.S. Drivers of new residential construction, residential repair-and-remodeling activity, and light commercial construction include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth and migration, interest rates, employment, and consumer sentiment. Purchasing decisions made by the customers who buy our products are generally based on price, quality, availability, and customer service.

Segments

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
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2017	2016	2015	2014	2013
	(millions)
Capacity (a)
LVL (cubic feet) (b)(c)	35.5	34.5	28.5	27.5	27.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (d)	2,440	2,400	2,385	2,380	2,380
Lumber (board feet)	270	270	270	270	255
Production
LVL (cubic feet) (b)	26.2	23.9	20.1	20.1	17.2
I‑joists (equivalent lineal feet) (b)	228	225	198	201	178
Plywood and PLV (sq. ft.) (3/8" basis) (d)	1,828	1,852	1,951	1,973	1,647
Lumber (board feet)	177	179	201	218	197
_______________________________________

(a)	Estimated annual capacity at the end of each year.

(b)	During each of the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)
In March 2016, we purchased two EWP facilities, one in Thorsby, Alabama, and one in Roxboro, North Carolina. Thorsby LVL capacity is estimated at 4.0 million cubic feet and Roxboro's estimated annual capacity is 2.0 million cubic feet.

(d)	Approximately 22%, 21%, 18%, 19%, and 17%, respectively, of production in 2017, 2016, 2015, 2014, and 2013 was for PLV panels that are utilized internally to produce LVL.

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2017	2016	2015	2014	2013
	(millions)
Segment sales (a)	$1,373.8	$1,280.4	$1,282.1	$1,317.0	$1,134.1

Segment income	$53.6	$25.9	$64.2	$108.4	$77.7
Segment depreciation and amortization	63.1	57.5	43.3	41.5	28.7
Segment EBITDA (b)	$116.7	$83.5	$107.5	$149.8	$106.3
_______________________________________

(a)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

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

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2017, wood fiber accounted for approximately 44% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, pine, and hardwood logs as raw materials. We also use ponderosa pine, spruce, and white fir logs to manufacture various grades of lumber. Our particleboard facility uses wood residuals produced by us and by third-party lumber producers. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 75% of our wood fiber costs during 2017, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.
Approximately 71% of our log supply in 2017 was supplied through purchases from private land owners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

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
The cost of logs is correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with the increase in product prices driving increases in log costs. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs. Prices for logs have been historically cyclical in response to changes in domestic and foreign demand and supply. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to transport the logs we purchase from the source to our facilities.
Demand for dimension lumber has a strong influence on log pricing, as the dimension lumber industry is the largest consumer of logs. Historically, the level of foreign demand for log exports from the western U.S. has fluctuated based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities. Log costs in the western U.S. have historically been more volatile due to foreign demand for log exports. In addition, per-unit log costs in the western U.S. are higher than per-unit log costs in the southern U.S. due to various supply-side constraints, including seasonal weather related restrictions and a higher proportion of federal and state timberland ownership.
           We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2017. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB. In addition, our particleboard operation uses wood residuals from lumber operations, approximately half of which is purchased from third parties. Periods of low demand for lumber can negatively affect supply and pricing of wood residuals used at our particleboard facility.

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

In 2017, EWP, plywood, and lumber accounted for 47%, 35%, and 7%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 52% of our Wood Products segment's overall sales in 2017. In 2017, 71%, 31%, and 7% of our Wood Products segment's EWP, plywood, and lumber sales volumes, respectively, were to our Building Materials Distribution segment.
The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2017	2016	2015	2014	2013
	(millions)
Laminated veneer lumber (LVL) (cubic feet) (a)	17.3	16.3	13.1	12.4	11.1
I-joists (equivalent lineal feet)	235	226	201	193	179
Plywood (sq. ft.) (3/8" basis) (b)	1,458	1,507	1,635	1,651	1,473
Lumber (board feet)	171	187	206	212	199
_______________________________________

(a)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(b)    Excludes PLV produced and used in the manufacture of LVL.

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
Continue to Improve Our Competitiveness Through Operational Excellence
We use a disciplined cost management approach to maximize our competitiveness without sacrificing our ability to react to future growth opportunities. Additionally, we have made capital investments and process improvements in certain facilities. These capital investments and process improvements have improved our veneer self-sufficiency and allowed us to produce lower-cost, higher-quality veneers. We use a data-driven process improvement program to further strengthen our manufacturing operations. We believe there are opportunities to further apply this process improvement program in our manufacturing operations and apply similar techniques and methods to different functional areas to realize efficiencies in those areas.

Building Materials Distribution

Products

We sell a broad line of building materials, including OSB, plywood, and lumber (collectively commodities), general line items such as siding, composite decking, metal products, insulation, and roofing, and EWP. Except for EWP, we purchase most of these building materials from a vendor base of approximately 1,000 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, and Louisiana-Pacific Corporation, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2017	2016	2015	2014	2013
	(percentage of Building Materials Distribution sales)
Commodity	47.9%	46.6%	46.5%	49.4%	51.3%
General line	33.6%	35.4%	35.9%	33.6%	33.0%
Engineered wood products	18.5%	18.0%	17.6%	17.0%	15.7%

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2017	2016	2015	2014	2013
	(millions)
Segment sales	$3,773.8	$3,227.2	$2,891.3	$2,786.7	$2,599.6

Segment income	$116.8	$84.4	$60.8	$56.7	$39.9
Segment depreciation and amortization	15.5	13.8	11.9	9.8	9.2
Segment EBITDA (a)	$132.3	$98.1	$72.7	$66.5	$49.2
_______________________________________

(a)
Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Building Materials Distribution segment operates a nationwide network of 33 building materials distribution facilities throughout the U.S. Our Building Materials Distribution segment also operates a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region.
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

We sell products through two primary distribution channels: warehouse sales and direct sales. Warehouse sales are delivered from our distribution centers to our customers and direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. Each of our distribution centers implements its own distribution and logistics model using centralized information systems. We use internal and external trucking resources to deliver materials on a regularly scheduled basis. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital.
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
Segment Strategy

Grow Market Share

We intend to grow our Building Materials Distribution business in existing markets by adding products and services to better serve our customers. We also plan to opportunistically expand our Building Materials Distribution business by acquiring facilities, opening new locations, relocating and expanding capacity at existing facilities, and capturing local market share through our supply chain capabilities and customer service.

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

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2017, our top ten customers represented approximately 35% of our sales, with no customer accounting for 10% or more of total sales. At December 31, 2017, receivables from Home Depot and Builders FirstSource accounted for approximately 12% and 15%, respectively, of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments and substantially all sales to Builders FirstSource were recorded in our Building Material Distribution segment. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

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

Employees

As of February 11, 2018, we had approximately 6,370 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of February 11, 2018, we had nine collective bargaining agreements. For discussion of risks related to labor disruptions and increased labor costs, refer to "Item 1A. Risk Factors" of this Form 10-K.

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

Our filings under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these filings, are also available free of charge on the investor relations portion of our website at www.bc.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Executive Officers and Key Employees

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 16, 2018.

Name	Age	Position
Executive Officers:
Tom Corrick	62	Chief Executive Officer
Wayne Rancourt	55	Executive Vice President, Chief Financial Officer, and Treasurer
Dan Hutchinson	66	Executive Vice President, Wood Products Manufacturing
Nick Stokes	60	Executive Vice President, Building Materials Distribution
John Sahlberg	64	Senior Vice President, Human Resources and General Counsel
Kelly Hibbs	51	Vice President and Controller
Key Management:
Mike Brown	56	Senior Vice President of Operations, Wood Products Manufacturing
Nate Jorgensen	53	Senior Vice President of Engineered Wood Products, Wood Products Manufacturing
Rich Viola	60	Senior Vice President of Sales and Marketing, Building Materials Distribution
Frank Elfering	51	Vice President of Purchasing, Building Materials Distribution
Tom Hoffmann	59	Vice President of Operations, Building Materials Distribution
Erin Nuxoll	58	Vice President, Human Resources
Mary Jo Nyblad	62	Vice President of Commodity Sales and Marketing, Wood Products Manufacturing
Jill Twedt	38	Vice President, Legal and Corporate Secretary

Tom Corrick, Chief Executive Officer

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

Wayne Rancourt, Executive Vice President, Chief Financial Officer, and Treasurer

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

Dan Hutchinson, Executive Vice President, Wood Products Manufacturing

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

John Sahlberg, Senior Vice President, Human Resources and General Counsel

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

Kelly Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. His previous positions with the company include:

•	Director of Strategic Planning and Internal Audit, February 2008 - February 2011

Mr. Hibbs received a B.A. in accounting from Boise State University, Boise, ID. He is a certified public accountant.

Mike Brown, Senior Vice President of Operations, Wood Products Manufacturing

Mr. Brown became our senior vice president of operations, Wood Products Manufacturing, in November 2017. His previous positions with the company include:

•	Vice President of Operations, Wood Products Manufacturing, February 2016 - November 2017

•	Manufacturing Operations Manager, Wood Products Manufacturing, November 2014 - February 2016

•	Southeast Area Manager, Wood Products Manufacturing, September 2013 - November 2014

•	Southern Region Manager, Wood Products Manufacturing, January 2009 - September 2013

Mr. Brown received an M.B.A. from Cranfield University, England, and a bachelor of science degree in forestry from Australian National University in Canberra.

Nate Jorgensen, Senior Vice President of Engineered Wood Products, Wood Products Manufacturing
Mr. Jorgensen became our senior vice president of engineered wood products, Wood Products Manufacturing, in November 2017. His previous positions include:

•	Vice President of Engineered Wood Products, Wood Products Manufacturing, February 2016 - November 2017

•	Engineered Wood Products Marketing Manager, Wood Products Manufacturing, Boise Cascade Company, June 2015 - February 2016

•	Prior employment with Weyerhaeuser Company as Vice President of Weyerhaeuser Distribution, February 2011 - June 2015

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

Tom Hoffmann, Vice President of Operations, Buildings Materials Distribution

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

Erin Nuxoll, Vice President, Human Resources
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

Mary Jo Nyblad, Vice President of Commodity Sales and Marketing, Wood Products Manufacturing

Ms. Nyblad became our vice president of commodity sales and marketing, Wood Products Manufacturing, in February 2016. Her previous positions with the company include:

•	Director of Commodity Sales and Marketing, Wood Products Manufacturing, November 2014 - February 2016

•	General Sales Manager, Panels and Transportation, Wood Products Manufacturing, February 2005 - November 2014

Ms. Nyblad received an M.B.A. from Idaho State University, Pocatello, ID, and a bachelor’s degree in psychology from Whitman College, Walla Walla, WA. Ms. Nyblad has elected to retire from the company, effective April 1, 2018.

Jill Twedt, Vice President, Legal and Corporate Secretary

Ms. Twedt became our vice president of legal and corporate secretary in August 2017. Her previous positions include:

•	Associate General Counsel of Legal, July 2007 - August 2017

•	Associate Attorney, Boise law firm practicing employment law litigation, August 2003 - July 2007

Ms. Twedt received her law degree from University of Idaho, Moscow, ID, and a bachelor's degree in political science from the College of Idaho, Caldwell, ID.

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
Because approximately 52% of our Wood Products sales in 2017 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our Building Materials Distribution segment may adversely affect our results of operations, cash flows, and financial position.
Our strategy includes pursuing acquisitions. We may be unable to efficiently integrate acquired operations or realize expected benefits from such acquisitions.

We may not be able to integrate the operations of acquired businesses in an efficient and cost-effective manner or without disruption to our existing operations or may not be able to realize expected benefits. Acquisitions involve significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, performance of the acquired assets is subject to economic uncertainties, as described in our other risk factors, as well as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations.

We acquired two EWP facilities in March 2016, one in Thorsby, Alabama, and one in Roxboro, North Carolina. At the time of our purchase, the Thorsby assets were operating well below normal rates of production and a significant portion of the assets at the Roxboro facility had been idled since 2010. The ramp-up of production at the Thorsby facility has proceeded as expected. However, although we have been able to restart the operations at Roxboro, manufacturing costs have been in excess of our expectations and we continue to incur operating losses at the facility. There is no assurance that we will be able to improve operating and financial performance at Roxboro, and we may not be able to realize the benefits we expected from its acquisition.

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

Our failure to integrate future acquired businesses effectively, realize expected benefits, or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.
If our long-lived assets, goodwill, and/or intangible assets become impaired, we may be required to record noncash impairment charges that could have a material impact on our results of operations.
We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. Factors such as lower than anticipated growth in single-family housing starts, loss of key customers, capacity additions by competitors, or changes in raw material or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to curtail operations or to invest capital differently than expected. Any of these factors, among others, could result in noncash impairment charges in the future with respect to the investments we have completed and expect to complete, which could have a material impact on our results of operations in the period in which an impairment is recognized. For additional information and a discussion regarding the impact of impairment of long-lived assets on our results of operations and financial condition, see "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Labor disruptions, shortages of skilled and technical labor, or increased labor costs could adversely affect our business.
As of February 11, 2018, we had approximately 6,370 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of February 11, 2018, we had nine collective bargaining agreements. The agreement covering approximately 96 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. We could also experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.
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
Wood fiber is our principal raw material, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2017. Our primary source of wood fiber is logs. Log prices have been cyclical historically in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2017. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB. In addition, our particleboard operation uses wood residuals from lumber operations, about half of which is purchased from third parties. Periods of low demand for lumber can negatively affect supply and pricing of wood residuals used at our particleboard facility.
A significant portion of our sales are concentrated with a small number of customers.
For the year ended December 31, 2017, our top ten customers represented approximately 35% of our sales. At December 31, 2017, receivables from two customers accounted for approximately 12% and 15% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
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

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. The Company is continuously working to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. Despite careful security and controls design, including independent third-party assessments, our information technology systems, and those of our third-party providers, have been subject to security breaches and cyber attacks. To date, none of the known security breaches or cyber attacks have had material adverse effects on our operations. However, in the future, network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.
Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.
In recent years, we have completed a number of capital investments, including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), increasing our outdoor storage acreage, and leasing additional warehouse space. These capital investments, along with acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not continue to recover and revenues do not improve to offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our earnings may be negatively affected by the amount of expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the present value of our liabilities increases, potentially increasing pension expense and funding requirements. A decline in the market value of the pension assets could also increase our pension expense and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension plans. At December 31, 2017, the net underfunded status of our defined benefit pension plans was $61.3 million. If the status of our defined benefit plans continues to be underfunded, we anticipate significant future funding obligations, reducing the cash available for our business. For more discussion regarding how our financial statements can be affected by pension plan estimates, see "Pensions" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
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
In addition, building code provisions have been implemented in certain jurisdictions to address concerns for fire fighter safety related to the collapse of floors during residential fires. The I-joists that we manufacture are subject to this code change. As local jurisdictions adopt the new code, conventional I-joists will be competitively disadvantaged in houses that are built with ground floors over unfinished basements and could be subject to substitution by dimension lumber or other products.

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

We may not pay cash dividends in the future.

In November 2017, our board of directors approved a dividend policy pursuant to which we expect to pay quarterly cash dividends to holders of our common stock. Pursuant to this policy, the board of directors declared dividends in November 2017 and February 2018. However, the future declaration and payment of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility, term loan, and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its further appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

The following is a list of our facilities by segment as of February 16, 2018. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 16, 2018:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	9	Louisiana (2), North Carolina, Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	6	Alabama, Louisiana, North Carolina, Oregon, Idaho, and Canada
Sawmills	5	Oregon (3) and Washington (2)
Particleboard plant	1	Oregon

Building Materials Distribution

We lease and own properties in our Building Materials Distribution business. Substantially all of our leases are noncancelable and accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. The following table summarizes our 34 Building Materials Distribution facilities as of February 16, 2018:

Location	Owned or Leased	Approximate Warehouse Square Footage
Phoenix, Arizona	Owned	33,000
Lathrop, California	Leased	164,000
Riverside, California	Leased	162,000
Denver, Colorado	Owned	230,000
Grand Junction, Colorado	Owned/Leased	97,000
Milton, Florida	Leased	99,000
Orlando, Florida	Owned	144,000
Pompano Beach, Florida	Leased	112,400
Auburn, Georgia	Leased	214,000
Boise, Idaho	Owned/Leased	159,000
Idaho Falls, Idaho	Owned/Leased	69,000
Pontoon Beach, Illinois	Leased	21,000
Rochelle, Illinois	Leased	170,000
Saco, Maine (a)	Leased	59,000
Baltimore, Maryland	Leased	247,000
Westfield, Massachusetts	Leased	207,000
Wayne, Michigan	Leased	108,000
Lakeville, Minnesota	Leased	144,000
Lee's Summit, Missouri	Leased	27,000
Billings, Montana	Owned	81,000
Greenland, New Hampshire	Owned/Leased	166,000
Delanco, New Jersey	Owned/Leased	93,000
Albuquerque, New Mexico	Leased	68,000
Greensboro, North Carolina	Leased	157,000
Marion, Ohio	Leased	95,000
Tulsa, Oklahoma	Owned	129,000
Memphis, Tennessee	Owned	78,000
Dallas, Texas	Owned/Leased	233,000
Sugar Land, Texas	Leased	203,000
Salt Lake City, Utah	Leased	126,000
Spokane, Washington	Owned/Leased	59,000
Vancouver, Washington	Leased	86,000
Woodinville, Washington	Owned/Leased	110,000
Yakima, Washington	Owned/Leased	44,000
_______________________________________

(a)    Truss manufacturing plant.

ITEM 3.          LEGAL PROCEEDINGS

We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, and employment-related claims, among others. As of the date of this filing, we believe it is not reasonably possible that any of the legal actions against us will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

The following table sets forth the high and low sales prices of our common stock for 2017 and 2016 as reported by the NYSE:

	High Sale Price	Low Sale Price	Dividends Paid Per Share
2017
Fourth Quarter	$40.95	$33.85	$0.07
Third Quarter	$35.80	$27.60	$—
Second Quarter	$33.40	$26.25	$—
First Quarter	$28.70	$22.63	$—

2016
Fourth Quarter	$25.69	$17.80	$—
Third Quarter	$29.95	$21.11	$—
Second Quarter	$23.60	$20.07	$—
First Quarter	$25.46	$13.80	$—

On February 16, 2018, there were 38,586,272 shares of our common stock outstanding, held by 13 stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company. On February 16, 2018, the closing price of our common stock was $43.90.

Dividends

During the fourth quarter of 2017, our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Pursuant to such policy, our board of directors declared an initial dividend of $0.07 per share of our common stock, which was paid on December 15, 2017 to stockholders of record on November 27, 2017. Future quarterly dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility, term loan, and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. For a description of the restrictions in our asset-based credit facility, term loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The dividend policy may be suspended or canceled at the discretion of the board of directors at any time. We did not declare or pay any cash dividends on our common stock during the year ended December 31, 2016.

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

Unregistered Sales of Equity Securities
We did not sell any unregistered securities from January 1, 2015, through December 31, 2017.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2017, there were 696,989 shares of common stock that may yet be purchased under the Program. We did not repurchase any shares of our common stock during the three months ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2017 (a)	2016 (b)	2015	2014	2013 (c)
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$4,432	$3,911	$3,633	$3,574	$3,273
Net income	$83	$38	$52	$80	$117
Net income per common share – diluted	$2.12	$0.98	$1.33	$2.03	$2.91
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (d)	$223	$142	$158	$197	$136
Adjusted EBITDA (d)	$222	$153	$158	$197	$136
Cash dividends declared per common share	$0.07	$—	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$177	$104	$184	$164	$118
Working capital, excluding cash and cash equivalents (e)	$374	$344	$342	$335	$312
Total assets (f)	$1,607	$1,439	$1,249	$1,213	$1,096
Total long-term debt (f)	$438	$438	$345	$294	$293
_______________________________________

(a)
In 2017, net income includes an $8.1 million income tax benefit associated with the remeasurement of our deferred tax assets and liabilities at the new federal corporate income tax rate of 21% as of December 22, 2017 (date of enactment of the Tax Cuts and Jobs Act). For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(b)	The following items impacted 2016 net income:

•
$8.5 million of income tax benefit primarily associated with the reversal of a valuation allowance on foreign deferred tax assets, net of other tax adjustments. For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

(c)	In 2013, net income includes a $68.7 million income tax benefit associated with the recording of net deferred tax assets upon our conversion to a corporation.

At December 31, 2013, total assets include the facilities in Chester, South Carolina, and Moncure, North Carolina, we acquired in September 2013, for an aggregate purchase price of $103.0 million.

(d)    The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended December 31
	2017	2016	2015	2014	2013
	(millions)
Net income	$83	$38	$52	$80	$117
Interest expense	25	27	23	22	20
Interest income	(1)	—	—	—	—
Income tax provision (benefit)	35	5	29	43	(39)
Depreciation and amortization	80	73	56	51	38
EBITDA	223	142	158	197	136
Change in fair value of interest rate swaps	(1)	(4)	—	—	—
Loss on extinguishment of debt	—	14	—	—	—
Adjusted EBITDA	$222	$153	$158	$197	$136

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

(e)
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

(f)
As of December 31, 2015, we retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, by reclassifying previously reported deferred financing costs as a direct deduction from the related debt liability rather than as an asset. This reclassification resulted in a reduction of total assets and total long-term debt, as previously reported, of $7 million and $8 million, respectively, as of December 31, 2014, and 2013.

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

Overview

Company Background

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which manufactures engineered wood products (EWP), plywood, ponderosa pine lumber, studs, and particleboard; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood procurement through distribution. During 2017, approximately 52% of our Wood Products segment sales were to our BMD segment. In 2017, approximately 71%, 31%, and 7% of our Wood Product segment's EWP, plywood, and lumber sales volumes, respectively, were to our BMD segment.

Executive Summary

We recorded income from operations of $141.2 million during the year ended December 31, 2017, compared with $79.6 million during the same period in the prior year. In our Wood Products segment, income increased by $27.7 million to $53.6 million for the year ended December 31, 2017, from $25.9 million in 2016. The increase was due primarily to higher plywood, lumber, and EWP sales prices, offset partially by higher OSB costs used in the manufacture of I-joists and higher per-unit conversion costs. In addition, depreciation and amortization expense increased $5.6 million due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. In our BMD segment, income improved $32.4 million to $116.8 million for the year ended December 31, 2017, from $84.4 million for the year ended December 31, 2016, driven primarily by a higher gross margin of $65.1 million generated from a sales increase of 17%. This improvement was offset partially by increased selling and distribution expenses of $28.2 million. These changes are discussed further in "Our Operating Results" below.

We ended 2017 with $177.1 million of cash and cash equivalents and $438.3 million of debt. At December 31, 2017, we had $379.8 million of unused committed bank line availability. We generated $73.2 million of cash during the year ended December 31, 2017, as cash provided by operations was offset partially by capital spending. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

As in recent years, we expect to continue to experience modest demand growth for the products we manufacture and distribute in 2018. Total housing starts in the U.S. continue to show modest improvement, with single-family starts growth offsetting weakness in multi-family starts in 2017. We remain optimistic that the improvement in demand for our products will continue as household formation rates and residential construction continue to recover. We will continue to manage our production levels to our sales demand, which will likely result in operating some of our facilities below their capacity until demand further improves. Future commodity product pricing could be volatile in response to industry operating rates, net import and export activity, the North American softwood lumber trade dispute, inventory levels in various distribution channels, and seasonal demand patterns.

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of the products we manufacture and distribute; (ii) general economic and industry conditions affecting demand; and (iii) cost and availability of raw materials, including wood fiber and glues and resins. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including oriented strand board (OSB), plywood, lumber, and particleboard, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on buyers' and sellers' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. As a result, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been historically volatile. Future commodity product prices could be volatile in response to industry operating rates, net import and export activity, the North American softwood lumber trade dispute, inventory levels in various distribution channels, and seasonal demand patterns.

The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below:

	Year Ended December 31
	2017 versus 2016	2016 versus 2015	2015 versus 2014
Increase (decrease) in composite panel prices	18%	1%	(5)%
Increase (decrease) in Western Fir plywood prices	12%	(6)%	(4)%
Increase (decrease) in Southern Pine plywood prices	10%	(11)%	(6)%
Increase (decrease) in OSB prices	32%	29%	(8)%
Increase (decrease) in composite lumber prices	19%	4%	(14)%

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

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. As of February 2018, the Blue Chip Economic Indicators consensus forecast for 2018 single- and multi-family housing starts in the U.S. was approximately 1.28 million units, compared with actual housing starts of 1.20 million in 2017 and 1.17 million in 2016, as reported by the U.S. Census Bureau. New residential construction activity has historically been volatile with demand influenced by several economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices. We believe U.S. demographics are supportive of further recovery in housing starts, although we expect only modest residential construction growth due to constraints faced by builders, such as availability of labor and building lots. The pace of household formation rates and residential repair-and-remodeling activity will also be affected by continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction. In addition, we have expanded our market position in EWP in recent years and further increases in EWP demand will be highly influenced by the ongoing recovery in single-family housing starts.

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood and lumber products into the U.S.

We believe that our product line diversification provides us some protection from declines in new residential construction. Our products are used not only in new residential construction, but also in residential repair-and-remodeling projects. We believe the overall age of the U.S. housing stock, resales of existing homes, increased focus on making homes more energy efficient, rising home prices, and availability of consumer loans at low interest rates will continue to support long-

term growth in repair-and-remodeling expenditures and increased demand through home improvement centers and our other customers that service professional contractors.

Cost and Availability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2017. Logs comprised approximately 75% of our wood fiber costs during 2017, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions conducted by federal, state, and local authorities.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2017 versus 2016	2016 versus 2015	2015 versus 2014
Increase (decrease) in per-unit log costs	3%	(2)%	1%

The cost of logs is correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with an increase in product prices driving increases in log costs. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs. Prices for logs have been historically cyclical in response to changes in domestic and foreign demand and supply. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to transport the logs we purchase from the source to our facilities.

Demand for dimension lumber has a strong influence on log pricing, as the dimension lumber industry is the largest consumer of logs. In the future, we also expect the level of foreign demand for log exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Log costs in the western U.S. have historically been more volatile due to foreign demand for log exports. In addition, per-unit log costs in the western U.S. are higher than per-unit log costs in the southern U.S. due to various supply-side constraints, including seasonal weather related restrictions and a higher proportion of federal and state timberland ownership.

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

We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2017. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to significantly higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB. In addition, our particleboard operation uses wood residuals from lumber operations, about half of which is purchased from third parties. Periods of low demand for lumber can negatively affect supply and pricing of wood residuals.

We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2017. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products. We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31
	2017	2016	2015
	(millions)
Sales	$4,432.0	$3,911.2	$3,633.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,819.7	3,398.4	3,153.5
Depreciation and amortization	80.4	72.8	55.6
Selling and distribution expenses	327.4	300.8	273.3
General and administrative expenses	63.1	60.6	49.4
Other (income) expense, net	0.4	(1.0)	(1.6)
	4,290.8	3,831.6	3,530.2

Income from operations	$141.2	$79.6	$103.2

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.2%	86.9%	86.8%
Depreciation and amortization	1.8	1.9	1.5
Selling and distribution expenses	7.4	7.7	7.5
General and administrative expenses	1.4	1.5	1.4
Other (income) expense, net	—	—	—
	96.8%	98.0%	97.2%

Income from operations	3.2%	2.0%	2.8%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31
	2017	2016	2015
	(thousands)
U.S. Housing Starts (a)
Single-family	848.9	781.5	714.5
Multi-family	353.9	392.3	397.3
	1,202.8	1,173.8	1,111.8

	(millions)
Segment Sales
Wood Products	$1,373.8	$1,280.4	$1,282.1
Building Materials Distribution	3,773.8	3,227.2	2,891.3
Intersegment eliminations and other	(715.6)	(596.4)	(540.0)
	$4,432.0	$3,911.2	$3,633.4

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	17.3	16.3	13.1
I-joists (equivalent lineal feet)	235	226	201
Plywood (sq. ft.) (3/8" basis)	1,458	1,507	1,635
Lumber (board feet)	171	187	206

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$16.79	$16.59	$16.44
I-joists (1,000 equivalent lineal feet)	1,121	1,114	1,107
Plywood (1,000 sq. ft.) (3/8" basis)	312	272	291
Lumber (1,000 board feet)	540	472	482

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	47.9%	46.6%	46.5%
General line	33.6%	35.4%	35.9%
Engineered wood products	18.5%	18.0%	17.6%

Gross margin percentage (b)	11.9%	11.9%	11.6%
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2017 Compared With 2016

Sales

For the year ended December 31, 2017, total sales increased $520.8 million, or 13%, to $4,432.0 million from $3,911.2 million during the year ended December 31, 2016. As described below, both of our segments had increased sales, with single-family residential construction activity being the key demand driver of our sales. During 2017, U.S. housing starts increased 2%, with single-family starts up 9%, compared with 2016. Single-family housing starts are the primary driver of our sales and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2017, average composite lumber and average composite panel prices were up 19% and 18%, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  During the year ended December 31, 2017, sales, including sales to our BMD segment, increased $93.3 million, or 7%, to $1,373.8 million from $1,280.4 million in 2016. The increase in sales was driven primarily by higher sales prices for plywood and lumber of 15% and 14%, respectively, resulting in increased sales of $58.1 million and $11.6 million, respectively. In addition, sales volumes of LVL and I-joists increased 6% and 4%, respectively, resulting in increased sales of $16.5 million and $10.5 million, respectively. An increase in sales prices of 1% for both LVL and I-joists also contributed $3.5 million and $1.5 million, respectively, to the improved sales. These increases were offset by decreases in plywood and lumber sales volumes of 3% and 8%, or $13.5 million and $7.3 million in sales, respectively. We have shifted a higher proportion of our internally produced veneer into EWP, resulting in the decline in plywood production and sales volumes.

Building Materials Distribution.  During the year ended December 31, 2017, sales increased $546.6 million, or 17%, to $3,773.8 million from $3,227.2 million in 2016. Compared with the prior year, the overall increase in sales was driven by sales price and sales volume increases of 9% and 8%, respectively. By product line, commodity sales increased 20%, or $305.2 million; general line product sales increased 11%, or $127.6 million; and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 20%, or $113.8 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $421.2 million, or 12%, to $3,819.7 million for the year ended December 31, 2017, compared with $3,398.4 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of OSB and logs of 25% and 3%, respectively, compared with the prior year. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 170 basis points. The decrease in the MLO rate was primarily due to higher sales prices, resulting in improved leveraging of wood fiber, labor, and other manufacturing costs. In our BMD segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the prior year. However, the BMD segment MLO rate was flat compared with 2016. Improved margins on commodity products were offset by lower margins on general line products. EWP margins improved slightly.

Depreciation and amortization expenses increased $7.5 million, or 10%, to $80.4 million for the year ended December 31, 2017, compared with $72.8 million during the prior year. The increase was due primarily to the acquisition of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, on March 31, 2016 (Acquisition), and other capital expenditures.

Selling and distribution expenses increased $26.6 million, or 9%, to $327.4 million for the year ended December 31, 2017, compared with $300.8 million for the prior year. The increase was due mostly to higher employee-related expenses and shipping and handling costs of $13.7 million and $9.6 million, respectively, primarily as a result of higher delivery and base compensation costs associated with increased sales volumes and higher incentive compensation costs from improved operating results in our BMD segment.

General and administrative expenses increased $2.5 million, or 4%, to $63.1 million for the year ended December 31, 2017, compared with $60.6 million for the prior year. The increase was due primarily to increased base and incentive compensation expenses of $6.2 million, offset partially by acquisition-related expenses of $3.6 million in our Wood Products segment in 2016.

For the year ended December 31, 2017, other (income) expense, net, was $0.4 million of expense, which included a $1.0 million noncash asset write-down, offset by a $1.2 million gain from the sale of machinery and equipment, in our Wood Products segment. For the year ended December 31, 2016, other (income) expense, net, was $1.0 million of income, which included a $1.5 million gain from the sale of a timber deed in our Wood Products segment.

Income From Operations

Income from operations increased $61.6 million to $141.2 million for the year ended December 31, 2017, compared with $79.6 million of income for the year ended December 31, 2016.

 Wood Products.  For the year ended December 31, 2017, segment income increased $27.7 million to $53.6 million from $25.9 million for the year ended December 31, 2016. The increase in segment income was due primarily to higher plywood, lumber, and EWP sales prices. In addition, the year ended December 31, 2016, included $3.6 million of acquisition-related expenses. These improvements were offset partially by higher OSB costs used in the manufacture of I-joists, as well as higher per-unit conversion costs. In addition, depreciation and amortization expense increased $5.6 million due primarily to the Acquisition on March 31, 2016, and other capital expenditures.

Building Materials Distribution.  For the year ended December 31, 2017, segment income increased $32.4 million to $116.8 million from $84.4 million for the year ended December 31, 2016. The improvement in segment income was driven primarily by a gross margin increase of $65.1 million generated from a sales increase of 17%. This improvement was offset partially by increased selling and distribution expenses and general and administrative expense of $28.2 million and $2.5 million, respectively, as well as higher depreciation and amortization of $1.7 million.

Corporate.  Unallocated corporate expenses decreased $1.5 million to $29.2 million for the year ended December 31, 2017, from $30.7 million for the year ended December 31, 2016. The decrease was primarily due to lower pension expense of $4.8 million, offset partially by higher employee-related expenses of $3.1 million. Pension expense decreased primarily due to a $3.9 million settlement charge resulting from lump-sum benefit payments in the fourth quarter of 2016. For more information related to our pension plan, see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other

Interest Expense. Interest expense decreased $1.3 million, or 5%, to $25.4 million for the year ended December 31, 2017, compared with $26.7 million for the prior year. The higher interest expense during the prior year was primarily due to timing related to the senior notes refinancing in which we issued new senior notes on August 29, 2016, but did not redeem $115.5 million of the replaced senior notes until November 1, 2016. As such, the year ended December 31, 2016, included interest on both notes for a portion of the year.

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

2016 Compared With 2015

Sales

For the year ended December 31, 2016, total sales increased $277.8 million, or 8%, to $3,911.2 million from $3,633.4 million during the year ended December 31, 2015, driven by changes in sales volumes and prices, as described below. During 2016, U.S. housing starts increased 6%, with single-family starts up 9%, compared with 2015. For the year ended December 31, 2016, average composite lumber and average composite panel prices were up 4% and 1%, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved results in our BMD segment as noted below, particularly due to improved pricing in OSB and dimension lumber products. However, within our Wood Products segment, we manufacture plywood, but not OSB, and therefore our reported prices trended with the declines reflected in the plywood composite indexes and not the overall composite panel index. Average composite panel prices increased during the year ended December 31, 2016, but plywood prices were negatively impacted by a strong U.S. dollar and economy relative to other countries, resulting in foreign producers, particularly from South America, selling more of their plywood products into the eastern U.S. Given weak plywood pricing and improved demand for EWP, we also shifted more of our internally produced veneer to EWP, resulting in the decrease in plywood sales volume noted below.

Wood Products. During the year ended December 31, 2016, sales, including sales to our BMD segment, decreased $1.7 million, to $1,280.4 million from $1,282.1 million in 2015. Plywood and lumber sales volumes decreased 8% and 9%, respectively, contributing $37.2 million and $9.1 million, respectively, to the decrease in sales. Sales price decreases of 7% and 2%, respectively, in plywood and lumber resulted in sales decreases of $29.3 million and $1.8 million, respectively. In addition, lower sales volumes of veneer and lower byproduct price realizations resulted in sales decreases of $5.4 million and $6.5 million, respectively. These decreases were offset partially by sales volume increases of 25% in LVL and 13% in I-joists which resulted in sales increases of $53.3 million and $27.9 million, respectively. Increased EWP volumes were due primarily to the Acquisition and increased penetration with existing customers, as well as improved single-family housing starts. Sales prices for LVL and I-joists were relatively flat compared with the year ended December 31, 2015.

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

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $244.9 million, or 8%, to $3,398.4 million for the year ended December 31, 2016, compared with $3,153.5 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP, as well as higher per-unit costs of OSB of 23%, compared with the prior year, offset partially by lower per-unit log costs of 2%. In addition, the MLO rate in our Wood Products segment increased by 120 basis points. The increase in the MLO rate was primarily the result of lower plywood and lumber sales prices and volumes, as well as higher OSB costs, which resulted in higher labor and wood fiber costs as a percent of sales, offset partially by lower other manufacturing costs. In our BMD segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the prior year. However, the BMD segment MLO rate improved 30 basis points compared with 2015 due to improved commodity product margins, as well as improved sales of general line products, which typically carry higher product margins than commodity products.

Depreciation and amortization expenses increased $17.3 million, or 31%, to $72.8 million for the year ended December 31, 2016, compared with $55.6 million during the prior year. The increase was due primarily to the acquisition of two EWP facilities on March 31, 2016, and other capital expenditures. As of December 31, 2016, we had approximately $45 million of idled veneer and LVL related machinery and equipment at Roxboro, North Carolina, that were purchased in the Acquisition.

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

Corporate. Unallocated corporate expenses increased $8.9 million to $30.7 million for the year ended December 31, 2016, from $21.8 million for the year ended December 31, 2015. The increase was primarily due to higher pension expense, incentive compensation costs, and professional fees. Pension expense increased $3.4 million due primarily to a $3.9 million settlement charge resulting from lump-sum benefit payments in the fourth quarter of 2016. For more information related to our pension plan, see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other

Interest Expense. Interest expense increased $4.2 million, or 18%, to $26.7 million for the year ended December 31, 2016, compared with $22.5 million for the prior year. The increase was due primarily to interest expense related to the issuance of the 2024 Notes on August 29, 2016, $125.0 million of receive-variable pay-fixed interest rate swaps, a $75 million term loan entered into on March 30, 2016, and 2016 borrowings under our credit facility, offset partially by a decrease in interest expense from the repayment of the 2020 Notes during 2016.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Loss on extinguishment of debt. For more information related to our loss on extinguishment of debt during 2016, reference the discussion above, "2017 Compared with 2016."

For more information related to our indebtedness, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income Tax Provision

For the years ended December 31, 2017, 2016, and 2015, we recorded $34.6 million, $5.0 million, and $28.5 million, respectively, of income tax expense and had an effective rate of 29.5%, 11.7%, and 35.3%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

During the year ended December 31, 2017, the primary reasons for the difference between the federal statutory income tax rate of 35% and the effective tax rate were the effect of the following:

•	An $8.1 million reduction in income tax expense, or an effect of 6.9%, resulting from the remeasurement of deferred income taxes to the new federal statutory rate of 21%.

•	A $3.7 million increase in income tax expense, or an effect of 3.2%, from state income taxes.

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

During the year ended December 31, 2015, the federal statutory income tax rate and the effective tax rate was 35%, as the effect of state taxes was offset by the domestic production activities deduction and other tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. The legislation makes broad and complex changes to the U.S. tax code affecting the taxation of businesses in all industries. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. Based on our preliminary analysis, we expect our 2018 effective tax rate to be approximately 25%, inclusive of the effect of state income taxes. Other relevant provisions which may impact our financial statements in the future include, but are not limited to, the elimination of the production activities deduction, limitations on the deductibility of certain executive compensation, bonus depreciation to allow immediate expensing of qualified property, and limitations on deductible interest expense. For more information related to the Tax Act, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Liquidity and Capital Resources

We ended 2017 with $177.1 million of cash and cash equivalents and $438.3 million of long-term debt. At December 31, 2017, we had $556.9 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents increased by $73.2 million during the year ended December 31, 2017, as cash provided by operating activities was partially offset by capital spending, as further discussed below.

At December 31, 2017, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next twelve months. We expect to fund our seasonal and intra-month working capital requirements in 2018 from cash on hand and, if necessary, borrowings under our revolving credit facility.

In recent years, our pension benefit obligations have fluctuated significantly, primarily due to the interest rate environment in the U.S. and its impact on the discount rate assumptions used to measure the present value of our pension benefit obligations. At December 31, 2017, we used a discount rate assumption of 3.40% to measure the present value of our pension benefit obligations, which resulted in a pension benefit obligation of approximately $483.5 million. The fair value of our pension plan assets at December 31, 2017, was approximately $422.3 million, and thus we reported an underfunded status of our defined benefit pension plans of approximately $61.3 million. Given the underfunded status, we may be required to make future contributions to our qualified defined benefit pension plan depending upon actuarial assumptions, future interest rates, and pension asset investments returns. While we have no federally required contributions for 2018, we expect to make cash contributions of approximately $2 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

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

Sources and Uses of Cash

We generate cash primarily from sales of our products, as well as short-term and long-term borrowings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt and pension obligations, pay dividends, repurchase our common stock, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Year Ended December 31
	2017	2016	2015
	(thousands)
Net cash provided by operations	$151,567	$151,907	$80,331
Net cash used for investment	(73,212)	(298,839)	(84,392)
Net cash provided by (used for) financing	(5,193)	66,414	25,008

Operating Activities

2017 Compared With 2016

In 2017, our operating activities generated $151.6 million of cash, compared with $151.9 million in 2016. The $0.3 million decrease in cash provided by operations in 2017 relates primarily to the following:

•
A $17.8 million increase in working capital during 2017, compared with a $12.2 million decrease in working capital during 2016. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increase in working capital in 2017 was primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2017 primarily reflects increased sales of approximately 18%, comparing sales for the month of December 2017 with sales for the month of December 2016. The decrease in working capital in 2016 was primarily attributable to higher accounts payable and accrued liabilities, offset partially by an increase in inventories. Inventories increased in both 2017 and 2016 primarily due to an increase in finished goods inventory in our Building Materials Distribution segment. The increase in accounts payable and accrued liabilities in 2017 was greater than the 2016 increase, reflecting the increase in inventories as of December 31, 2017, and higher incentive compensation accruals.

•	A $29.4 million increase in cash paid for income taxes. The increase in cash paid for income taxes is primarily due to an increase in income from operations.

•
A $32.4 million increase in income in our Building Materials Distribution segment and a $27.7 million increase in income in our Wood Products segment. See "Operating Results" above for a discussion on our results for 2017.

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

Investment Activities

Net cash used for investing activities was $73.2 million, $298.8 million, and $84.4 million during 2017, 2016, and 2015, respectively.

2017

During the year ended December 31, 2017, we used approximately $75.5 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Purchases of property and equipment included approximately $2 million for environmental compliance in 2017 and we expect to spend approximately $1 million in 2018. For the year ended December 31, 2017, we received asset sales proceeds of $2.5 million, primarily from the sale of machinery and equipment in our Wood Products segment.

Excluding potential acquisitions, we expect capital expenditures in 2018 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. We expect our capital spending in 2018 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance.

2016

During the year ended December 31, 2016, we used $215.9 million for the Acquisition. In addition, we used approximately $83.6 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, expenditures to restart certain idled assets at our recently acquired Roxboro, North Carolina, facility, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Purchases of property and equipment included approximately $8 million for environmental compliance in 2016.

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

Financing Activities

During 2017, our financing activities used $5.2 million of cash, primarily from tax withholding payments on stock-based awards of $2.9 million and common stock dividend payments (see further discussion below) of $2.7 million. During 2017, we borrowed $410.4 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At December 31, 2017, we had no borrowings outstanding under the revolving credit facility.

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

Dividends on Common Stock

In the fourth quarter of 2017, our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared an initial dividend of $0.07 per share of our common stock, which was paid on December 15, 2017, to stockholders of record on November 27, 2017. Future quarterly dividend declarations, including amount per share, record date and payment date, will be made by the board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, or applicable laws and other factors that our board of directors may deem relevant. For a description of the restrictions in our asset-based credit facility, term loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The dividend policy may be suspended or canceled at the discretion of the board of directors at any time.

Stock Repurchase Program

On February 25, 2015, our board of directors authorized a common stock repurchase program (Program) which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. As of December 31, 2017, there were 696,989 shares of common stock that may yet be purchased under the Program.

Debt Structure

For information related to our debt structure, see Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2017. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$50.0	$395.0	$445.0
Interest (b)	22.4	44.7	43.8	43.3	154.2
Operating leases (c)	15.1	28.7	23.8	58.7	126.3
Purchase obligations
Raw materials (d)	17.6	43.6	7.1	3.9	72.2
Other	1.9	—	—	—	1.9
Other long-term liabilities reflected on our Balance Sheet (e)
Compensation and benefits, including pension funding obligations (f)	3.8	6.4	5.7	61.9	77.8
Other (g)(h)	3.8	4.8	3.0	7.6	19.2
	$64.6	$128.2	$133.4	$570.4	$896.6
_______________________________________

(a)
These borrowings are further explained in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
Amounts represent estimated interest payments on the 2024 Notes, ABL Term Loan, and Term Loan as of December 31, 2017, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

(d)
Amounts represent contracts to purchase approximately $72 million of logs, approximately $59 million of which will be purchased pursuant to fixed-price contracts and approximately $13 million of which will be purchased pursuant to variable-price contracts. The $13 million is estimated using current quarter pricing, but actual prices depend on future market prices. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
Long-term deferred income tax liabilities and unrecognized tax benefits are excluded from this table, because the timing of future cash outflows related to these items are uncertain. For more information, see Note 3, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(f)
Amounts consist of our pension and deferred compensation liabilities, including the current portion of those obligations of $2.3 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes current portion of other long-term liabilities of $3.8 million.

(h)
We have excluded $4.2 million and $0.5 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

Off-Balance-Sheet Arrangements

At December 31, 2017 and 2016, we had no material off-balance-sheet arrangements with unconsolidated entities.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. In 2017, 2016, and 2015, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2017, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016 and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2017, and December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our Term Loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our Revolving Credit Facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable-rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2017, and 2016, we recorded long-term assets of $4.7 million and $4.2 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements.

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

Financial Instruments

The table below provides information as of December 31, 2017, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2017 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31, 2017
	2018	2019	2020	2021	2022	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$350.0	$350.0	$369.3
Average interest rates	—	—	—	—	—	5.625%	5.625%	—
Variable-rate debt payments (a)
Term Loans	$—	$—	$—	$—	$50.0	$45.0	$95.0	$95.0
Average interest rates	—	—	—	—	2.5%	2.7%	2.6%	—
_______________________________________

(a)
These obligations are further explained in Note 7, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value using quoted market prices of our debt in inactive markets.

The table below provides information as of December 31, 2017, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 13, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the asset at December 31, 2017:

							December 31, 2017
	2018	2019	2020	2021	2022	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount	$—	$—	$—	$—	$125.0	$—	$125.0	$4.7
Average pay rate (a)	—	—	—	—	1.2%	—%	1.2%	—
Average receive rate (b)	—	—	—	—	1.5%	—%	1.5%	—
_______________________________________

(a)	Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(b)	Represents the weighted average variable interest rate receivable on our interest rate swaps at December 31, 2017.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2017, we paid an insignificant amount in environmental fines and penalties across our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2017, we spent approximately $2 million on capital expenditures to comply with environmental requirements. We expect to spend approximately $1 million in 2018 for this purpose.
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
Climate Change
In recent years, various legislative and regulatory proposals to restrict emissions of greenhouse gases (GHG), such as CO2, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). These proposals have included regulations to reduce GHG emissions from new and existing electric utilities, commonly referred to as the Clean Power Plan. These proposals may result in increased electricity and natural gas prices as electric utilities convert from coal to natural gas. In addition, most of our manufacturing facilities operate boilers or other process equipment that emit GHG. Various regulatory initiatives may require us to modify operating procedures or production levels, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. However, climate change regulation is in a state of uncertainty. The United States has withdrawn from the Paris Climate Accords, and the EPA is currently undergoing review of the Clean Power Plan to reverse or significantly limit it. It is possible that the EPA may seek to overturn the GHG endangerment finding which could eliminate the federal requirement to regulate GHG’s. States are taking various positions on climate change regulation. For example, Oregon and Washington may enact new legislation that could impose additional costs on our businesses, while other states may follow federal government regulation. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.
Other Regulatory Initiatives
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In 2016 our facilities began complying with the final Boiler MACT regulations, which regulate the emission of hazardous air pollutants from industrial boilers. There is on-going litigation of these regulations and there are pending revisions to certain boiler MACT standards. Any changes to these regulations could require changes to our compliance strategies and therefore could result in additional operating or capital expenditures to be in compliance with the revised regulations. However, at this time we are unable to predict the impact to our business due to the uncertainty.
Some of our wood products facilities are subject to the Plywood and Composite Wood Products (PCWP) MACT standards, and they have complied with these standards since 2007 or 2008. The EPA recently initiated the Risk and Technology Review (RTR) for PCWP sources as required by law for every MACT source category. EPA is under a court-ordered deadline to complete this RTR by June 2020. Wood products facilities subject to the PCWP MACT standards will be required to be in compliance with the revised PCWP MACT rule within 3 years of promulgation of the rule. At this time we are unable to predict the impact to our business due to the potential revisions to this rule.
The Oregon Department of Environmental Quality (ODEQ) released draft Cleaner Air Oregon (CAO) rules in late 2017. The rules are scheduled to be finalized by mid-year 2018, though that timeline could be extended. The CAO rules, once finalized, will regulate air toxic emissions for facilities located in Oregon. Nine of our nineteen wood products mills will be subject to the final rules. We have reviewed those rules and provided comments to the ODEQ. As proposed, these rules will require Oregon mills to mitigate risk to the public from air toxic emissions. Facilities must first determine this risk through modeling and risk assessment processes. Depending on the level of modeling required, the facilities will incur expenses to evaluate the risk to the public. Facilities may be required to incur additional operating or capital expenditures to mitigate any significant risk. Until the rules are finalized and facilities have conducted their risk assessments in accordance with the new rule, we are unable to predict the impact on our business.
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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, and a hedge fund) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, and expected long-term rates of return from external investment managers. In 2017, the investment return on our pension asset portfolio was approximately 13%, as global economic and earnings growth, along with supportive monetary and fiscal policies, led to returns across the plan's U.S. and international equity investments in excess of 20%. The investment returns were above our weighted average expected return on plan assets of 5.00% for 2017. In 2016, the investment return on our pension asset portfolio was approximately 7.50%, driven primarily by the relative strength of the U.S. economy and low double-digit returns across the plan's U.S. equity investments. The investment returns were above our weighted average expected return on plan assets of 5.10% for 2016. The weighted average expected return on plan assets we will use in our calculation of 2018 net periodic benefit cost is 4.75%, which is lower than our expected return on plan assets for 2017 due to the transition of a higher proportion of the plan's assets into fixed income securities.

Rate of Compensation Increases. Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering a minimal amount of hourly employees who continue to accrue benefits.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2017, we used the RP-2014 mortality tables adjusted to reflect the new two-dimensional mortality improvement scale MP-2017. In 2016, we used the RP-2014 mortality tables adjusted to reflect the two-dimensional mortality improvement scale MP-2016.

Expected Contributions. In 2017, we made $2.2 million in cash contributions to our pension plans. We expect to contribute approximately $2 million to our pension plans in 2018. The 2018 contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan. For information related to pension contributions, see "Cash Flows" in Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

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

	Year Ending December 31,	Year Ended December 31

	2018	2017	2016
	(millions, except for percentages)
Pension expense	$1.8	$1.5	$6.2
Discount rate (a)	3.40%	3.90%	4.05%	/	3.45%
Expected rate of return on plan assets (a)	4.75%	5.00%	5.10%	/	5.10%
Rate of compensation increases (b)	—	—	—
_______________________________________

(a)
Prior to the remeasurement of our qualified defined benefit pension plan on November 1, 2016, the discount rate and expected rate of return on plan assets were 4.05% and 5.10%, respectively. The discount rate and expected rate of return on plan assets after the November 1, 2016, remeasurement were 3.45% and 5.10%, respectively. For information related to the remeasurement, see "Defined Benefit Plans" in Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(b)
The compensation increase is zero due to the fact that pension benefits for salaried employees are frozen. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering a minimal amount of hourly employees who continue to accrue benefits.

A change of 0.25% in either direction to the discount rate or the expected rate of return on plan assets would result in the following effect on 2018 and 2017 pension expense. These sensitivities are specific to 2018 and 2017. The sensitivities may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

		Increase (Decrease) in Pension Expense
	Base Expense	0.25 % Increase	0.25% Decrease
	(millions)
2018 Expense
Discount rate	$1.8	$(1.1)	$1.1
Expected rate of return on plan assets	1.8	(1.0)	1.0

2017 Expense
Discount rate	$1.5	$(1.1)	$1.1
Expected rate of return on plan assets	1.5	(0.9)	0.9

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

As of December 31, 2017 and 2016, the deferred tax assets in our foreign subsidiaries were primarily the result of net operating losses. During fourth quarter 2016, because we achieved three years of cumulative pretax income in the Canadian tax jurisdiction and due to the implementation of a tax-planning strategy, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are realizable and therefore released the valuation allowance in the amount of $9.9 million. As of December 31, 2017, we have foreign income tax net operating loss carryforwards of $23.3 million, which will expire beginning in 2026 through 2036 if not used.

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

EWP Rebates and Allowances

We provide EWP rebates at various stages of the supply chain (including distributors, retail lumberyards, and professional builders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to information limitations as the products transition beyond our wholesale customers and through the supply chain to professional builders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider to estimate sales activity at retail lumberyards and professional homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2017 and 2016, we had $35.7 million and $23.8 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (trigger event). An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

To the extent a trigger event is identified, we would be required to estimate the fair value of an asset or asset group, and long-lived asset impairment would become a critical accounting estimate. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement). To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on overall economic conditions, the cost and availability of wood fiber, environmental requirements, capital spending, and other strategic management decisions.

Factors such as lower than anticipated growth in single-family housing starts, loss of key customers, capacity additions by competitors, or changes in raw material or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to curtail operations or to invest capital differently than expected. Any of these factors, among others, could result in noncash impairment charges in the future with respect to long-lived assets, which could have a material impact on our results of operations in the period in which an impairment is recognized. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2017	2016	2015
	(thousands, except per-share data)
Sales	$4,431,991	$3,911,215	$3,633,415

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,819,659	3,398,433	3,153,520
Depreciation and amortization	80,379	72,847	55,578
Selling and distribution expenses	327,355	300,797	273,308
General and administrative expenses	63,068	60,585	49,425
Other (income) expense, net	377	(1,025)	(1,605)
	4,290,838	3,831,637	3,530,226

Income from operations	141,153	79,578	103,189

Foreign currency exchange gain (loss)	720	119	(298)
Interest expense	(25,370)	(26,692)	(22,532)
Interest income	547	390	323
Change in fair value of interest rate swaps	538	4,210	—
Loss on extinguishment of debt	—	(14,304)	—
	(23,565)	(36,277)	(22,507)

Income before income taxes	117,588	43,301	80,682
Income tax provision	(34,631)	(5,047)	(28,500)
Net income	$82,957	$38,254	$52,182

Weighted average common shares outstanding:
Basic	38,623	38,761	39,239
Diluted	39,074	38,925	39,355

Net income per common share:
Basic	$2.15	$0.99	$1.33
Diluted	$2.12	$0.98	$1.33

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2017	2016	2015
	(thousands)
Net income	$82,957	$38,254	$52,182
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $1,792, $3,703, 3,235 and respectively	5,275	5,919	5,171
Amortization of actuarial loss, net of tax of $651, $957, and $1,880, respectively	1,035	1,527	3,004
Effects of settlements, net of tax of $0, $1,598, and $193, respectively	—	2,557	308
Other comprehensive income, net of tax	6,310	10,003	8,483
Comprehensive income	$89,267	$48,257	$60,665

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2017	2016
	(thousands)
ASSETS
Current
Cash and cash equivalents	$177,140	$103,978
Receivables
Trade, less allowances of $945 and $1,459	246,452	199,191
Related parties	345	506
Other	9,380	10,952
Inventories	476,673	433,451
Prepaid expenses and other	22,582	12,381
Total current assets	932,572	760,459

Property and equipment, net	565,792	568,702
Timber deposits	13,503	14,901
Goodwill	55,433	55,433
Intangible assets, net	15,066	15,547
Deferred income taxes	9,064	8,840
Other assets	15,763	15,315
Total assets	$1,607,193	$1,439,197

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2017	2016
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$233,562	$194,010
Related parties	1,225	1,903
Accrued liabilities
Compensation and benefits	84,246	67,752
Interest payable	6,742	6,860
Other	55,786	42,339
Total current liabilities	381,561	312,864

Debt
Long-term debt	438,312	437,629

Other
Compensation and benefits	75,439	83,164
Deferred income taxes	16,454	6,339
Other long-term liabilities	20,878	19,197
	112,771	108,700

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 43,748 and 43,520 shares issued, respectively	437	435
Treasury stock, 5,167 shares at cost	(133,979)	(133,979)
Additional paid-in capital	523,550	515,410
Accumulated other comprehensive loss	(76,702)	(83,012)
Retained earnings	361,243	281,150
Total stockholders' equity	674,549	580,004
Total liabilities and stockholders' equity	$1,607,193	$1,439,197

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2017	2016	2015
	(thousands)
Cash provided by (used for) operations
Net income	$82,957	$38,254	$52,182
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	82,321	74,927	57,197
Stock-based compensation	9,730	8,177	5,825
Pension expense	1,464	6,240	2,825
Deferred income taxes	8,117	(7,823)	30,883
Change in fair value of interest rate swaps	(538)	(4,210)	—
Other	376	491	(1,837)
Loss on extinguishment of debt	—	14,304	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(41,778)	(1,118)	(18,182)
Inventories	(43,222)	(30,757)	9,604
Prepaid expenses and other	(887)	(1,614)	(985)
Accounts payable and accrued liabilities	68,124	45,651	6,822
Pension contributions	(2,193)	(3,844)	(54,257)
Income taxes payable	(14,292)	6,385	(2,589)
Other	1,388	6,844	(7,157)
Net cash provided by operations	151,567	151,907	80,331

Cash provided by (used for) investment
Expenditures for property and equipment	(75,450)	(83,583)	(87,526)
Acquisitions of businesses and facilities	—	(215,900)	—
Proceeds from sales of assets and other	2,238	644	3,134
Net cash used for investment	(73,212)	(298,839)	(84,392)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	410,400	837,800	50,000
Payments of long-term debt, including revolving credit facility	(410,400)	(754,071)	—
Treasury stock purchased	—	(10,268)	(23,711)
Financing costs	(478)	(6,422)	(702)
Tax withholding payments on stock-based awards	(2,902)	(383)	(1,160)
Proceeds from exercise of stock options	1,144	—	237
Dividends paid on common stock	(2,701)	—	—
Other	(256)	(242)	344
Net cash provided by (used for) financing	(5,193)	66,414	25,008

Net increase (decrease) in cash and cash equivalents	73,162	(80,518)	20,947

Balance at beginning of the period	103,978	184,496	163,549

Balance at end of the period	$177,140	$103,978	$184,496

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2014	43,282	$433	3,864	$(100,000)	$502,739	$(101,498)	$190,714	$492,388
Net income							52,182	52,182
Other comprehensive income						8,483		8,483
Common stock issued	131	1			—			1
Treasury stock purchased			723	(23,711)				(23,711)
Stock-based compensation					5,825			5,825
Other					(498)			(498)
Balance at December 31, 2015	43,413	$434	4,587	$(123,711)	$508,066	$(93,015)	$242,896	$534,670
Net income							38,254	38,254
Other comprehensive income						10,003		10,003
Common stock issued	107	1			—			1
Treasury stock purchased			580	(10,268)				(10,268)
Stock-based compensation					8,177			8,177
Other					(833)			(833)
Balance at December 31, 2016	43,520	$435	5,167	$(133,979)	$515,410	$(83,012)	$281,150	$580,004
Net income							82,957	82,957
Other comprehensive income						6,310		6,310
Common stock issued	228	2			—			2
Stock-based compensation					9,730			9,730
Common stock dividends ($0.07 per share)							(2,760)	(2,760)
Tax withholding payments on stock-based awards					(2,902)			(2,902)
Proceeds from exercise of stock options					1,144			1,144
Other					168		(104)	64
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

Boise Cascade Company is a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax, Incorporated. As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading United States (U.S.) wholesale distributor of building products.

We operate our business using two reportable segments: (1) Wood Products, which manufactures EWP, plywood, ponderosa pine lumber, studs, and particleboard, and (2) Building Materials Distribution, which is a wholesale distributor of building materials. For more information, see Note 14, Segment Information.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $139.4 million, $121.6 million, and $109.2 million are included in "Selling and distribution expenses" for the years ended December 31, 2017, 2016, and 2015, respectively. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2017 and 2016, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2017 and 2016, we had $0.9 million and $1.5 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2017, our top ten customers represented approximately 35% of sales, with no customer accounting for 10% or more of total sales. At December 31, 2017, receivables from two customers accounted for approximately 12% and 15% of total receivables. At December 31, 2016, receivables from these two customers accounted for approximately 11% and 12% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2017 and 2016, we held $137.5 million and $78.1 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2017 and 2016, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $369.3 million and $347.4 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value.

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

Vendor and Customer Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2017 and 2016, we had $6.7 million and $7.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

We also provide rebates to our customers and our customers' customers based on the volume of their purchases. We provide the rebates to increase the sell-through of our products. The rebates are recorded as a decrease in "Sales." At December 31, 2017 and 2016, we had $45.5 million and $31.6 million, respectively, of rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating loss and tax credit carryforwards, as measured using enacted tax rates expected to be in effect in the periods where temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We review and update our tax positions as necessary to add any new uncertain tax positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be remeasured as warranted by changes in facts or law. Accounting for uncertain tax positions requires estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates.

Inventory Valuation
     Inventories are valued at the lower of cost or net realizable value. Cost is based on the first-in, first-out (FIFO) method of inventory valuation or average cost. Wholesale distribution inventories include costs incurred in bringing inventory to its existing location. Manufactured inventories include costs for materials, labor, and factory overhead. Log inventories include costs to harvest and deliver the logs.

Inventories included the following (work in process is not material):

	December 31, 2017	December 31, 2016
	(thousands)
Finished goods and work in process	$377,266	$330,026
Logs	57,229	63,208
Other raw materials and supplies	42,178	40,217
	$476,673	$433,451

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2017, 2016, and 2015, we did not capitalize any interest. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2017	December 31, 2016	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$38,606	$38,700
Buildings	144,404	136,087	20	-	40
Improvements	55,267	50,655	10	-	15
Mobile equipment, information technology, and office furniture	138,245	125,486	3	-	7
Machinery and equipment	659,708	613,060	7	-	12
Construction in progress	23,303	34,877
	1,059,533	998,865
Less accumulated depreciation	(493,741)	(430,163)
	$565,792	$568,702

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

Goodwill and Intangible Assets Impairment

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

We completed our annual assessment of goodwill in fourth quarter 2017 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2017, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 6, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2017 and 2016, we had $1.1 million and $1.0 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2017, these liabilities related primarily to a waste treatment pond and landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $5.7 million and $6.5 million, respectively, of deferred software costs at December 31, 2017 and 2016. We amortized $2.0 million, $2.1 million, and $1.6 million of deferred software costs for the years ended December 31, 2017, 2016, and 2015, respectively.

Labor Concentration and Unions

As of December 31, 2017, we had approximately 6,320 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of December 31, 2017, we had nine collective bargaining agreements. The agreement covering approximately 93 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. During the course of negotiations, if this agreement is not renewed or extended upon its termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2017 and 2016, self-insurance related liabilities of $9.6 million and $8.4 million, respectively, were classified within "Accrued liabilities," and $10.2 million and $10.0 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effects of this ASU on our financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this guidance to have a material effect on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. This new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. We adopted the standard in first quarter 2018, which will result in a change in our income from operations in an amount equal to the other components of net periodic pension cost, which will be offset by a corresponding change outside of income from operations. The components of the net periodic cost are shown in Note 9, Retirement and Benefit Plans.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new standard is effective for annual periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We adopted this standard in first quarter of 2018 and this guidance did not have a material effect on our consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance also requires additional disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Furthermore, numerous updates were issued in 2016 that provide clarification on a number of specific issues. The new standard is effective for annual and interim reporting periods beginning after December 15, 2017 and we adopted it effective January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method. We adopted the standard using the modified retrospective method which did not require a cumulative effect adjustment to retained earnings. As a result of our assessment, there is no material impact on our revenue recognition practices but we will provide some additional required qualitative disclosures of our revenue recognition policies.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. The legislation makes broad and complex changes to the U.S. tax code affecting the taxation of businesses in all industries. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. Other relevant provisions which may impact our financial statements in the future include, but are not limited to, the elimination of the production activities deduction, limitations on the deductibility of certain executive compensation, bonus depreciation to allow immediate expensing of qualified property, and limitations on deductible interest expense.

As of December 31, 2017, we have not completed our assessment of the effects of the Tax Act on our financial statements. We have however made reasonable estimates of the effects on our existing deferred tax balances. In connection with our initial analysis of the Tax Act, we have recorded a provisional discrete tax benefit of $8.1 million during the year ended December 31, 2017, which is reflected in the tables below. We continue to evaluate the effects of the Tax Act on our financial statements particularly relating to the deferred balances subject to the rate reduction, the state tax effect of adjustments made to federal temporary differences, potential effects on valuation allowance analyses for state income tax credits, and the cost recovery provisions of the new bonus depreciation rules. The assessment is expected to be complete when the 2017 federal corporate income tax return is filed in 2018.

Income Tax Provision

Income before income taxes includes the following components:

	Year Ended December 31
	2017	2016	2015
	(thousands)
Domestic	$115,083	$41,703	$79,414
Foreign	2,505	1,598	1,268
Income before income taxes	$117,588	$43,301	$80,682

The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2017	2016	2015
	(thousands)
Current income tax provision (benefit)
Federal	$22,541	$10,664	$(2,938)
State	3,973	2,201	555
Foreign	—	5	—
Total current	26,514	12,870	(2,383)

Deferred income tax provision (benefit)
Federal	6,747	2,549	27,011
State	991	(1,536)	3,872
Foreign	379	(8,836)	—
Total deferred	8,117	(7,823)	30,883
Income tax provision	$34,631	$5,047	$28,500

The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2017	2016	2015
	(thousands, except percentages)
Income before income taxes	$117,588	$43,301	$80,682
Statutory U.S. income tax rate	35.0%	35.0%	35.0%

Statutory tax provision	$41,156	$15,155	$28,239
State taxes	3,719	1,370	3,006
Domestic production activities deduction	(963)	(165)	(299)
Unrecognized tax benefits	(86)	1,717	433
Benefit from enactment of the Tax Cuts and Jobs Act	(8,129)	—	—
Change in valuation allowance (a)	—	(9,884)	—
Tax credits	(912)	(2,904)	(2,043)
Other	(154)	(242)	(836)
Total	$34,631	$5,047	$28,500

Effective income tax rate	29.5%	11.7%	35.3%
______________________________________

(a)
Deferred tax assets in our foreign subsidiaries are primarily the result of net operating losses. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During fourth quarter 2016, because we achieved three years of cumulative pretax income in the Canadian tax jurisdiction and due to the implementation of a tax-planning strategy, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are realizable and therefore released the valuation allowance in the amount of $9.9 million.

During the years ended December 31, 2017, 2016, and 2015, cash paid for taxes, net of refunds received, was $36.1 million, $6.7 million, and $0.7 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2017 and 2016, are summarized as follows:

	December 31, 2017	December 31, 2016
	(thousands)
Deferred tax assets
Employee benefits	$30,853	$54,895
Inventories	4,598	5,237
Foreign net operating loss carryforward	5,137	5,383
Other	6,003	7,628
Net deferred tax assets	$46,591	$73,143

Deferred tax liabilities
Property and equipment	$(47,946)	$(62,948)
Intangible assets and other	(4,168)	(5,039)
Other	(1,867)	(2,655)
Deferred tax liabilities	$(53,981)	$(70,642)

Total deferred tax assets (liabilities), net	$(7,390)	$2,501

As of December 31, 2017, we have foreign net operating loss carryforwards of $23.3 million, which if unused, will expire in years 2026 through 2036. We have state income tax credits totaling $1.6 million as of December 31, 2017, which if unused will expire in years 2020 through 2032. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating loss and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2017	2016	2015
	(thousands)
Balance as of January 1	$2,224	$878	$309
Increases related to prior years' tax positions	1	1,657	431
Increases related to current year tax positions	51	104	145
Decreases related to prior years' tax positions	(12)	—	(7)
Lapse of statute of limitations	(181)	—	—
Settlements	—	(415)	—
Balance as of December 31	$2,083	$2,224	$878

As of December 31, 2017, 2016 and 2015, we had $2.1 million, $2.2 million, and $0.9 million respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $2.0 million, $2.1 million, and $0.7 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2017, 2016, and 2015, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2014 to present remain open to examination in the U.S. and tax years 2013 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2017	2016	2015
	(thousands, except per-share data)
Net income	$82,957	$38,254	$52,182
Weighted average common shares outstanding during the period (for basic calculation)	38,623	38,761	39,239
Dilutive effect of other potential common shares	451	164	116
Weighted average common shares and potential common shares (for diluted calculation)	39,074	38,925	39,355

Net income per common share - Basic	$2.15	$0.99	$1.33
Net income per common share - Diluted	$2.12	$0.98	$1.33

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares, 0.2 million shares, and 0.1 million shares of common stock in the years ended December 31, 2017, 2016, and 2015, respectively. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2017 and 2016	$5,593	$49,840	$55,433

At December 31, 2017 and 2016, intangible assets represent the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. Amortization expense is expected to be approximately $0.7 million per year for the next five years.

Intangible assets consisted of the following:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,650	(1,484)	6,166
	$16,550	$(1,484)	$15,066

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,400	(753)	6,647
	$16,300	$(753)	$15,547

7.	Debt

Long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(6,688)	(7,371)
Long-term debt	$438,312	$437,629

At December 31, 2017, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2018	$—
2019	—
2020	—
2021	—
2022	50,000
Thereafter	395,000

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2017, was $349.8 million.

The Amended Agreement permits us to pay dividends only if at the time of payment (i) no default has occurred or is continuing (or would result from such payment) under the Amended Agreement, and (ii) pro forma Excess Availability (as defined in the Amended Agreement) is equal to or exceeds 25% of the aggregate Revolver Commitments (as defined in the Amended Agreement) or (iii) (x) pro forma Excess Availability is equal to or exceeds 15% of the aggregate Revolver Commitment and (y) our fixed-charge coverage ratio is greater than or equal to 1:1 on a pro forma basis.

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

At both December 31, 2017 and 2016, we had no borrowings outstanding under the Revolving Credit Facility and $5.9 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the year ended December 31, 2017, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $89.2 million, respectively, and the average interest rate on borrowings was approximately 2.25%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the year ended December 31, 2017, the average interest rate on the ABL Term Loan was approximately 2.83%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the ABL Term Loan was approximately 2.1% during the year ended December 31, 2017.

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

The Term Loan Agreement permits us to pay dividends only if at the time of payment (i) no default has occurred or is continuing (or would result from such payment) under the Term Loan Agreement, and (ii) our interest coverage ratio is greater than or equal to 3:1 at such time or (iii) our fixed-charge coverage ratio is greater than or equal to 1:1.

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the year ended December 31, 2017, the average interest rate on the Term Loan was approximately 2.95%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.2%.

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

The terms of the indenture governing the 2024 Notes, among other things, limit the ability of Boise Cascade and our restricted subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets. The indenture governing the 2024 Notes, permits us to pay dividends only if at the time of payment (i) no default has occurred or is continuing (or would result from such payment) under the indenture, and (ii) our consolidated coverage ratio is greater than or equal to 2:1, or (iii) the dividend, together with other dividends since the issue date, would not exceed our "builder" basket under the indenture. In addition, the indenture includes certain specific baskets for the payment of dividends.

The indenture governing the 2024 Notes provides for customary events of default and remedies.

In connection with the issuance of the 2024 Notes described above, we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 6.375% senior notes due November 1, 2020 (2020 Notes) then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. On November 1, 2016, we redeemed the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding and our obligations under the indenture, pursuant to which the 2020 Notes were issued, were satisfied and discharged. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.3 million during 2016. The loss includes $11.3 million of debt extinguishment premium payments and $3.0 million for the net write-off of a portion of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 13, Financial Instrument Risk.

Cash Paid for Interest

For the years ended December 31, 2017, 2016, and 2015, cash payments for interest were $23.5 million, $21.0 million, and $20.6 million, respectively.

8.    Leases

Rental expense for operating leases was $19.3 million, $18.2 million, and $18.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Sublease rental income was not material in any of the periods presented.

As of December 31, 2017, our minimum lease payment requirements for noncancelable operating leases with terms of more than one year are as follows (in thousands):

2018	$15,137
2019	14,538
2020	14,185
2021	12,635
2022	11,129
Thereafter	58,658
Total	$126,282

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

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the year ended December 31, 2017, company performance resulted in additional contributions in the range of 1% to 2% of eligible compensation. During the years ended December 31, 2016 and 2015, company performance resulted in no additional contributions. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2017, 2016, and 2015, were $15.9 million, $11.4 million, and $10.1 million, respectively.

Defined Contributory Trust

We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2017, 2016, and 2015 approximately 1,365, 1,369 and 1,431, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.80, $0.80 and $0.75, respectively, per hour per active employee during 2017, 2016, and 2015. For certain other of these employees, we were required to contribute 4.5% of the employee's earnings during 2017, and approximately 4% of the employee's earnings during 2016 and 2015. Company contributions to the multiemployer defined contributory trust plan for each of the years ended December 31, 2017, 2016 and 2015 were $2.8 million. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

For the years ended December 31, 2017, 2016, and 2015, we recognized $0.8 million, $0.7 million, and $0.6 million, respectively, of interest expense related to the plan. At December 31, 2017 and 2016, we had liabilities related to the plan of $1.6 million and $0.5 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $14.8 million and $13.2 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2017, 2016, and 2015, approximately 649, 658, and 651, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.25 per hour per active employee in 2014 and through May 31, 2015. From June 1, 2015, to December 31, 2016, we were required to contribute $5.50 per hour per active employee. From January 1, 2017, to May 31, 2017, we were required to contribute $5.80 per hour per active employee. Since June 1, 2017, we are required to contribute $6.10 per hour per active employee. During the year ended December 31, 2017, company contributions to the multiemployer health and welfare plan were $8.1 million. Company contributions to the multiemployer health and welfare plan for both of the years ended December 31, 2016 and 2015, were $7.6 million. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

Defined Benefit Obligations and Funded Status

The following table, which includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of our projected benefit obligation and fair value of plan assets. We recognize the underfunded status of our defined benefit pension plans on our Consolidated Balance Sheets. We recognize changes in funded status in the year changes occur through other comprehensive income.

	December 31
	2017	2016
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$460,192	$484,079
Service cost	1,204	1,127
Interest cost	17,542	18,798
Actuarial loss	26,112	154
Benefits paid (a)	(21,525)	(43,966)
Benefit obligation at end of year	483,525	460,192

Change in plan assets
Fair value of plan assets at beginning of year	389,440	399,462
Actual return on plan assets	52,147	30,100
Employer contributions	2,193	3,844
Benefits paid (a)	(21,525)	(43,966)
Fair value of plan assets at end of year	422,255	389,440

Underfunded status	$(61,270)	$(70,752)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(715)	$(804)
Noncurrent liabilities	(60,555)	(69,948)
Net liability	$(61,270)	$(70,752)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$50,787	$59,540
Prior service cost	—	—
Net loss recognized	$50,787	$59,540
______________________________________

(a)	Benefits paid during the year ended December 31, 2016 include approximately $21 million of lump-sum cash payments to certain terminated vested participants in settlement of pension obligations.

The accumulated benefit obligation for all defined benefit pension plans was $483.5 million and $460.2 million at December 31, 2017 and 2016, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive Income

The components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31
	2017	2016	2015
	(thousands)
Net periodic benefit cost
Service cost	$1,204	$1,127	$739
Interest cost	17,542	18,798	19,067
Expected return on plan assets	(18,968)	(20,324)	(22,366)
Amortization of actuarial loss	1,686	2,484	4,884
Plan settlement expense (a)	—	4,155	501
Net periodic benefit cost	1,464	6,240	2,825

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	(7,067)	(9,622)	(8,406)
Amortization of actuarial loss	(1,686)	(2,484)	(4,884)
Effect of settlements	—	(4,155)	(501)
Total recognized in other comprehensive income	(8,753)	(16,261)	(13,791)
Total recognized in net periodic cost and other comprehensive income	$(7,289)	$(10,021)	$(10,966)
______________________________________

(a)
Plan settlement expense during the year ended December 31, 2016 includes a $3.9 million settlement charge related to lump-sum cash payments to certain terminated vested participants in settlement of pension obligations.

In 2018, we estimate net periodic pension expense will be approximately $1.8 million, including $3.3 million of net actuarial loss that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2017	2016
Weighted average assumptions
Discount rate	3.40%	3.90%
Rate of compensation increases (c)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2017	2016			2015
Weighted average assumptions
Discount rate (a)(b)	3.90%	4.05%	/	3.45%	3.75%	/	3.90%
Expected long-term rate of return on plan assets (a)(b)	5.00%	5.10%	/	5.10%	6.15%	/	5.85%
Rate of compensation increases (c)	—%	—%			—%

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

(c)
Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering a minimal amount of hourly employees who continue to accrue benefits.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled based on the measurement date of the plans — December 31. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes (equities, fixed-income securities, a hedge fund, and real estate) in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class, actuarial projections, and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2018 net periodic benefit cost is 4.75%.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2017, we used the RP-2014 mortality tables adjusted to reflect the new two-dimensional mortality improvement scale MP-2017. In 2016, we used the RP-2014 mortality tables adjusted to reflect the two-dimensional mortality improvement scale MP-2016.

Investment Policies and Strategies

At December 31, 2017, 47% of our pension plan assets were invested in fixed-income securities, 41% in equity securities, 6% in a hedge fund, and 6% in real estate. The general investment objective for all of our plan assets is to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses in order to enable the plans to satisfy their benefit payment obligations over time. The objectives take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return trade-offs of the asset classes in which the plans may choose to invest. As our funded status improves, we may rebalance our plan assets to decrease our proportion of equity securities and increase our fixed-income securities consistent with a de-risking glide path established by our Retirement Funds Investment Committee (RFIC). The RFIC is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner. At December 31, 2017, our investment policy governing our relationship with Russell allocated 54% to fixed-income securities, 21% to large-capitalization U.S. equity securities, 15% to international equity securities, 6% to a hedge fund, and 4% to small- and mid-capitalization U.S. equity securities. Our arrangement with Russell allows monthly rebalancing to the policy targets noted above. In November 2017, the RFIC provided notice to Russell to liquidate our position in the real estate fund and expects to transition the available proceeds to fixed-income securities early in second quarter 2018.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2017 and 2016:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$93,021	$—	$93,021
Small- and mid-cap U.S. equity securities (c)	—	17,187	—	17,187
International equity securities (d)	—	59,937	—	59,937
Fixed-income securities (e)	—	197,866	—	197,866
Total investments at fair value	$—	$368,011	$—	368,011
Hedge fund measured at NAV (f)				27,021
Real estate fund measured at NAV (g)				25,894
Receivables and accrued expenses, net				1,329
Fair value of plan assets				$422,255

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Equity securities
Large-cap U.S. equity securities (b)	$—	$88,686	$—	$88,686
Small- and mid-cap U.S. equity securities (c)	—	16,021	—	16,021
International equity securities (d)	—	59,675	—	59,675
Fixed-income securities (e)	—	173,679	—	173,679
Total investments at fair value	$—	$338,061	$—	338,061
Hedge fund measured at NAV (f)				25,823
Real estate fund measured at NAV (g)				24,263
Receivables and accrued expenses, net				1,293
Fair value of plan assets				$389,440
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

(b)
Invested in the Russell Large Cap U.S. Equity Fund at December 31, 2017 and 2016. The fund seeks returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market. In addition, at December 31, 2017 and 2016, our investments in this category included the Russell 1000 Index Fund, which seeks to track the investment results of an index composed of large- and mid-capitalization stocks of the U.S. stock market.

(c)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(d)
Invested in the Russell International Fund with Active Currency at December 31, 2017 and 2016, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, at December 31, 2017 and 2016, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries.

(e)
Invested in the Russell Long Duration Fixed Income Fund at December 31, 2017 and 2016, which is designed to provide maximum total return through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities. In addition, at December 31, 2017 and 2016, our investments in this category included the Russell Multi-Manager Bond Fund. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

(f)
Invested in the AQR Delta Offshore Fund. The fund seeks to produce high risk-adjusted returns while targeting a low long-term average correlation to traditional markets. The fund invests internationally in a broad range of instruments, including, but not limited to, equities, currencies, convertible securities, futures, forwards, options, swaps, and other derivative products. The fair value of the hedge fund is estimated using the net asset value (NAV) of the investment as a practical expedient for fair value. We have the ability to redeem these investments at NAV within the near term. The fund is classified outside the fair value hierarchy tables because fair value is measured using the NAV per share practical expedient.

(g)
Invested in the Russell Real Estate Equity Fund. The fund seeks to obtain favorable total return through income and growth, and to outperform the NCREIF Open-End Diversified Core Equity Fund Index - Equal Weight. Real estate investments include those in limited partnerships, limited liability companies, and real estate investment trusts consisting of private real estate investments including office, apartment, retail, industrial, and other commercial properties. The fair value of the real estate fund is estimated using NAV of the investment as a practical expedient for fair value. Amounts realized on the sale of these investments may differ from the calculated values. We have the ability to redeem the real estate investments with a 110-calendar-day written notice prior to a quarterly trade date. The fund is classified outside the fair value hierarchy tables because fair value is measured using the NAV per share practical expedient. In November 2017, the RFIC provided notice to Russell to liquidate our position in the real estate fund and expects to transition the available proceeds to fixed-income securities early in second quarter 2018.

Cash Flows
As of December 31, 2017, we have contributed a total of four company-owned real property locations from our Building Materials Distribution segment to our qualified defined benefit pension plan. These contributions constitute related party transactions. We are leasing back the contributed properties for initial terms of ten years ending between 2022 and 2025 with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly and include 2% annual escalation rates. Each lease provides us a right of first refusal on any subsequent sale by the pension plan, as well as repurchase options at the end of the initial term and extension periods. The plan engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plan.

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

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2017, 2016, and 2015, we made cash contributions to our pension plans totaling $2.2 million, $3.8 million, and $54.3 million, respectively. Cash contributions during both 2017 and 2016 include $1.4 million of lease payments. During 2015, cash contributions include $1.3 million of lease payments. While we have no federally required contributions for 2018, we expect to make cash contributions of approximately $2 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company. The following benefit payments are expected to be paid to plan participants (in thousands):

2018	$22,702
2019	23,768
2020	24,501
2021	25,272
2022	25,885
Years 2023-2027	134,600

10.    Stock-Based Compensation

In February 2013, we adopted the 2013 Incentive Compensation Plan (2013 Incentive Plan), which was superseded by the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which was approved by our stockholders and became effective in April 2016. After the effective date of the 2016 Incentive Plan, no awards were granted under the 2013 Incentive Plan. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation, and performance awards. Directors, officers, and other employees, as well as others performing consulting or advisory services for us, are eligible for grants under the 2016 Incentive Plan. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2016 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we would accrue to be paid when the awards vest. We issue new shares of common stock upon exercise of stock options and vesting of other stock-based awards. Shares issued pursuant to awards under the 2016 Incentive Plan are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2016 Incentive Plan is 3.7 million shares.

In February 2017, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). In February 2016 and 2015, we granted two types of stock-based awards under the 2013 Incentive Plan: PSUs and RSUs. As of December 31, 2017, 2.7 million shares remained available for future issuance under the 2016 Incentive Plan.
PSU and RSU Awards

In 2017, we granted 178,021 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair market value of $27.05. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2017 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2017 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

In 2016 and 2015, we granted 418,344 and 116,636 PSUs, at a weighted average grant date fair market value of $16.56 and $36.17, respectively, to our officers and other employees, subject to performance and service conditions. During the 2016 performance period, officers and other employees earned 97% and 104%, respectively, of the target based on Boise Cascade’s 2016 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreement. During the 2015 performance period, participants earned 63% of the target based on Boise Cascade’s 2015 EBITDA, determined by our Compensation Committee in accordance with the related grant agreements.

In 2017, 2016, and 2015, we granted an aggregate of 214,035, 335,820, and 140,167 RSUs, at a weighted average grant date fair market value of $27.10, $16.73, and $36.16, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2017, 2016, and 2015, the total fair value of PSUs and RSUs vested was $8.5 million, $2.8 million, $4.9 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plans for the year ended December 31, 2017:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2016	448,500	$18.16	387,287	$19.73
Granted	178,021	27.05	214,035	27.10
Performance condition adjustment (a)	5,175	16.56	—	—
Vested	(118,138)	20.44	(182,489)	20.79
Forfeited (b)	(26,398)	19.63	(15,581)	22.41
Outstanding, December 31, 2017	487,160	$20.76	$403,252	$23.06
__________________

(a)
Amount represents additional PSU's earned during the year ended December 31, 2017, based on the performance condition adjustment, as other employees earned 104% of the target based Boise Cascade's 2016 EBITDA.

(b)
Total PSUs forfeited during the year ended December 31, 2017, includes 8,457 shares related to the performance condition adjustment, as officers earned 97% of the target based on Boise Cascade’s 2016 ROIC.

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

	Year Ended December 31
	2017	2016	2015
	(thousands)
PSUs	$4,923	$4,114	$2,295
RSUs	4,807	3,982	2,995
Stock options	—	81	535
Total	$9,730	$8,177	$5,825

For the years ended December 31, 2017, 2016, and 2015, the related tax benefit was $2.5 million, $3.1 million, and $2.2 million, respectively. As of December 31, 2017, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $10.7 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.

11.    Stockholders' Equity

Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2017 and 2016. We had 43,747,805 and 43,519,647 shares of common stock issued and 38,580,732 and 38,352,574 shares of common stock outstanding as of

December 31, 2017 and 2016, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared an initial dividend of $0.07 per share of our common stock, payable on December 15, 2017, to stockholders of record on November 27, 2017. During the year ended December 31, 2017, we paid $2.7 million of dividends to shareholders. We did not declare or pay any cash dividends on our common stock during the years ended December 31, 2016 and 2015. On February 7, 2018, the our board of directors declared a dividend of $0.07 per share of its common stock, payable on March 15, 2018, to stockholders of record on March 1, 2018. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

Stock Repurchase

On February 25, 2015, our board of directors authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. We did not purchase any shares under the Program during the year ended December 31, 2017. During 2016, we repurchased 580,100 shares under the Program at a cost of $10.3 million, or an average of $17.70 per share. During 2015, we repurchased 722,911 shares under the Program at a cost of $23.7 million, or $32.80 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of December 31, 2017, there were 696,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2017	2016	2015
	(thousands)
Beginning Balance, net of taxes	$(83,012)	$(93,015)	$(101,498)
Net actuarial gain, current-period changes, before taxes	7,067	9,622	8,406
Amortization of actuarial loss, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	1,686	2,484	4,884
Effect of settlements, amounts reclassified from accumulated other comprehensive loss, before taxes (a)	—	4,155	501
Income taxes	(2,443)	(6,258)	(5,308)
Ending Balance, net of taxes	$(76,702)	$(83,012)	$(93,015)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $16.6 million, $17.4 million, and $20.7 million, respectively, during the years ended December 31, 2017, 2016, and 2015. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $86.4 million, $87.2 million, and $88.8 million, respectively, during the years ended December 31, 2017, 2016, and 2015. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

13.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. In 2017, 2016, and 2015, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2017, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2017, and December 31, 2016, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our Term Loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our Revolving Credit Facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable-rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2017, and 2016, we recorded a long-term asset of $4.7 million and $4.2 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

Prior to January 1, 2017, we operated our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. This change is based on Corporate and Other no longer earning revenue as of January 1, 2017 and thus no longer meeting the definition of a reportable segment. Corporate results are now presented as reconciling items to arrive at total net sales and operating income. Corresponding information for the years ended December 31, 2016 and 2015, has been revised to conform with current presentation.

Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial plywood panels. We also produce ponderosa pine lumber, studs, and particleboard. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters. During 2017, approximately 52% of Wood Products' overall sales were to our Building Materials Distribution segment.

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

Unallocated corporate costs include corporate support staff services, related assets and liabilities, and pension plan activity. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in corporate.

The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the years ended December 31, 2017, 2016, and 2015, no customers accounted for 10% or more of total sales. Sales to foreign unaffiliated customers were approximately $94 million, $71 million, and $85 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

At December 31, 2017, 2016, and 2015, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2017	2016	2015
	(millions)
Wood Products
Engineered wood products	$102.7	$154.4	$127.2
Plywood and veneer	324.4	316.8	385.5
Lumber	87.6	87.2	96.5
Byproducts	53.2	56.0	62.0
Particleboard	46.0	49.3	51.6
Other	44.4	19.9	19.5
	658.3	683.6	742.3

Building Materials Distribution
Commodity	1,808.2	1,503.0	1,343.4
General line	1,269.5	1,141.9	1,037.8
Engineered wood products	696.0	582.3	509.9
	3,773.7	3,227.2	2,891.1
	$4,432.0	$3,910.8	$3,633.4

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2017	2016	2015
	(thousands)
Net sales by segment
Wood Products	$1,373,760	$1,280,415	$1,282,113
Building Materials Distribution	3,773,810	3,227,207	2,891,302
Intersegment eliminations and other (a)	(715,579)	(596,407)	(540,000)
Total net sales	$4,431,991	$3,911,215	$3,633,415

Segment operating income
Wood Products	$53,629	$25,929	$64,221
Building Materials Distribution	116,760	84,359	60,751
Total segment operating income	170,389	110,288	124,972
Unallocated corporate costs	(29,236)	(30,710)	(21,783)
Income from operations	$141,153	$79,578	$103,189

Depreciation and amortization
Wood Products	$63,115	$57,521	$43,272
Building Materials Distribution	15,504	13,762	11,937
Corporate	1,760	1,564	369
Total depreciation and amortization	$80,379	$72,847	$55,578

Capital expenditures
Wood Products (b)	$54,600	$282,403	$68,757
Building Materials Distribution	19,301	15,846	14,509
Corporate	1,549	1,234	4,260
Total capital expenditures	$75,450	$299,483	$87,526

__________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)	Capital spending in 2016 for Wood Products includes $215.9 million for the acquisition of two EWP facilities.

	December 31
	2017	2016
	(thousands)
Assets
Wood Products	$783,533	$781,672
Building Materials Distribution	635,208	548,114
Corporate	188,452	109,411
Total assets	$1,607,193	$1,439,197

15.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 7, Debt, and Note 8, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log supply agreements. At December 31, 2017, our total obligation for log purchases under contracts with third parties was approximately $72 million based on fixed contract pricing or first quarter 2018 pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until the contract payment terms take effect.

Legal Proceedings and Contingencies

We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, and employment-related claims, among others. As of the date of this filing, we believe it is not reasonably possible that any of the legal actions against us will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows.

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

Boise Cascade has issued $350.0 million of 5.625% senior notes due in 2024. At December 31, 2017, $350.0 million of the 2024 Notes were outstanding. The 2024 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 7, Debt, for more information.

Boise Cascade issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of the obligations of Boise Cascade Wood Products, L.L.C., with respect to present and future log sale agreements and several facility and rolling stock leases entered into by such subsidiaries and by Boise Cascade Building Materials Distribution, L.L.C. Boise Cascade's exposure under these agreements is limited to future log purchases and the minimum lease payment requirements under the agreements. Boise Cascade also enters into guarantees of various raw materials arising in the ordinary course of business.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2017, we are not aware of any material liabilities arising from these indemnifications.

16.    Quarterly Results of Operations (unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(millions, except per-share amounts)
Net sales	$974.4	$1,138.9	$1,226.6	$1,092.0
Income from operations	$21.1	$42.4	$56.0	$21.6
Net income	$10.0	$22.2	$31.7	$19.1
Net income per common share – Basic	$0.26	$0.57	$0.82	$0.49
Net income per common share – Diluted	$0.26	$0.57	$0.81	$0.49

	2016
	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter (c)
	(millions, except per-share amounts)
Net sales	$880.7	$1,043.8	$1,067.2	$919.5
Income (loss) from operations	$13.4	$37.9	$31.3	$(3.0)
Net income	$5.0	$19.2	$10.0	$4.1
Net income per common share – Basic	$0.13	$0.50	$0.26	$0.11
Net income per common share – Diluted	$0.13	$0.49	$0.26	$0.11
__________________

(a)	Fourth quarter 2017 results include an $8.1 million, or $0.21 per share, income tax benefit associated with the effects of the Tax Cuts and Jobs Act discussed further in Note 3, Income Taxes.

(b)	Third quarter 2016 results include a $5.9 million, or $0.15 per share, after-tax loss on the extinguishment of debt, as we refinanced our senior notes. For more information, see Note 7, Debt.

(c)	The following items impacted fourth quarter 2016 results:

•
$8.5 million, or $0.22 per share, income tax benefit primarily associated with the reversal of a valuation allowance on foreign deferred tax assets, net of other tax adjustments. For more information, see Note 3, Income Taxes.

•	$3.0 million, $0.08 per share, after-tax loss on the extinguishment of debt, as we refinanced our senior notes. For more information, see Note 7, Debt.

•	$2.4 million, or $0.06 per share, after-tax settlement expense associated with voluntary lump-sum payments to pension plan participants. For more information, see Note 9, Retirement and Benefit Plans.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Boise Cascade Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005
Boise, Idaho
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Boise Cascade Company:
Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boise, Idaho
February 23, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2017, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2017, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2018, to be filed with the Commission no later than 120 days after December 31, 2017, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2018, to be filed with the Commission no later than 120 days after December 31, 2017, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2018, to be filed with the Commission no later than 120 days after December 31, 2017, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2018, to be filed with the Commission no later than 120 days after December 31, 2017, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2018, to be filed with the Commission no later than 120 days after December 31, 2017, in accordance with General Instruction G(3) to the Form 10-K.

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

-    Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015.

-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015.

-     Consolidated Balance Sheets as of December 31, 2017 and 2016.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

2.1*	Limited Liability Company Interest Purchase Agreement, dated as of July 19, 2013, by and among Chester Wood Products LLC, Moncure Plywood LLC, WR Operating LLC, Boise Cascade Wood Products, L.L.C., Wood Resources LLC, and Boise Cascade Company	8-K/A	001-35805	2.1	7/22/2013

2.2*	Asset Purchase Agreement, dated as of December 18, 2015, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company	10-K	001-35805	2.5	2/24/2017

2.3*	First Amendment to Asset Purchase Agreement, dated as of March 31, 2016, by and among Georgia-Pacific Wood Products LLC, Georgia-Pacific Wood Products South LLC, Georgia-Pacific LLC, Boise Cascade Wood Products, L.L.C., and Boise Cascade Company.	8-K	001-35805	2.2	4/1/2016

3.1	Amended and Restated Certificate of Incorporation of Boise Cascade Company effective June 13, 2016	10-Q	001-35805	3.1	7/28/2016

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016	10-Q	001-35805	3.2	7/28/2016

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1
Indenture dated October 22, 2012, by and among Boise Cascade, L.L.C., Boise Cascade Finance Corporation, Boise Cascade Holdings, L.L.C., as Guarantor, the other Guarantors named therein, and U.S. Bank National Association, as Trustee
		8-K**	333-122770**	4.1**	10/23/2012**

4.2	Supplemental Indenture, dated as of October 1, 2013, by and among Boise Cascade Company, the existing guarantors party thereto, Chester Wood Products LLC, Moncure Plywood LLC, and U.S. Bank National Association, as trustee, to Indenture, dated as of October 22, 2012, by and among Boise Cascade Company, the guarantors party thereto, and U.S. Bank National Association	8-K	001-35805	4.1	10/2/2013

4.3	Second Supplemental Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-35805	4.4	8/29/2016

4.4	Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 5.625% Senior Notes due 2024	8-K	001-35805	4.1	8/29/2016

4.5	Form of 5.625% Senior Note due 2024 (included as Exhibit 1 to Appendix to Exhibit 4.1)	8-K	001-35805	4.2	8/29/2016

4.6	Form of 5.625% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	8-K	001-35805	4.3	8/29/2016

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024	10-Q	001-35805	10.1	10/26/2016

10.9	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.10	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.11+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K**	333-122770**	99.1**	11/2/2007**

10.12+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.13+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.14+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.15+	Boise Cascade Company Financial Counseling Program, as amended through December 12, 2007	8-K**	333-122770**	99.4**	12/18/2007**

10.16+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.17+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.18+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018					X

10.19+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.20+	Form of Indemnification Agreement for directors and executive officers	8-K	001-35805	10.4	2/13/2013

10.21+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.22+	Form of 2016 Restricted Stock Unit Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.3	5/3/2016

10.23+	Form of 2016 Performance Stock Unit Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.4	5/3/2016

10.24+	Form of 2016 Performance Stock Unit Transition Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.5	5/3/2016

10.25+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.26+	Form of Severance Agreement between Boise Cascade Company and executive officers	8-K	001-35805	10.1	8/30/2016

10.27+	Form of 2017 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	8/3/2017

10.28+	Form of 2017 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	8/3/2017

12.1	Ratio of Earnings to Fixed Charges					X

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

**	Refers to filings of Boise Cascade Holdings, L.L.C.

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Thomas K. Corrick
Thomas K. Corrick
Chief Executive Officer

Date:  February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

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