Form 10-Q
period 2018-03-31
BOISE CASCADE Co
filed 2018-05-04
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 38,874,290 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 27, 2018.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2018	2017
	(thousands, except per-share data)
Sales	$1,182,841	$974,443

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,009,778	846,759
Depreciation and amortization	22,111	19,344
Selling and distribution expenses	83,356	73,679
General and administrative expenses	15,886	13,571
Other (income) expense, net	(94)	(35)
	1,131,037	953,318

Income from operations	51,804	21,125

Foreign currency exchange gain (loss)	(263)	28
Pension expense (excluding service costs)	(244)	(31)
Interest expense	(6,362)	(6,364)
Interest income	264	33
Change in fair value of interest rate swaps	1,641	295
	(4,964)	(6,039)

Income before income taxes	46,840	15,086
Income tax provision	(9,790)	(5,066)
Net income	$37,050	$10,020

Weighted average common shares outstanding:
Basic	38,778	38,500
Diluted	39,396	38,901

Net income per common share:
Basic	$0.96	$0.26
Diluted	$0.94	$0.26

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2018	2017
	(thousands)
Net income	$37,050	$10,020
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $208 and $152, respectively	613	243
Other comprehensive income, net of tax	613	243
Comprehensive income	$37,663	$10,263

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2018	December 31, 2017
	(thousands)
ASSETS
Current
Cash and cash equivalents	$134,684	$177,140
Receivables
Trade, less allowances of $1,275 and $945	339,299	246,452
Related parties	428	345
Other	9,310	9,380
Inventories	538,723	476,673
Prepaid expenses and other	10,616	22,582
Total current assets	1,033,060	932,572

Property and equipment, net	568,254	565,792
Timber deposits	12,708	13,503
Goodwill	55,433	55,433
Intangible assets, net	14,881	15,066
Deferred income taxes	8,677	9,064
Other assets	15,839	15,763
Total assets	$1,708,852	$1,607,193

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2018		December 31, 2017
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$312,882		$233,562
Related parties	1,376		1,225
Accrued liabilities
Compensation and benefits	52,755		84,246
Interest payable	1,837		6,742
Other	63,780		55,786
Total current liabilities	432,630		381,561

Debt
Long-term debt	438,591		438,312

Other
Compensation and benefits	77,268		75,439
Deferred income taxes	17,629		16,454
Other long-term liabilities	35,682		20,878
	130,579		112,771

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—		—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,040 and 43,748 shares issued, respectively	440		437
Treasury stock, 5,167 shares at cost	(133,979)		(133,979)
Additional paid-in capital	521,180		523,550
Accumulated other comprehensive loss	(76,089)		(76,702)
Retained earnings	395,500	—	361,243
Total stockholders' equity	707,052		674,549
Total liabilities and stockholders' equity	$1,708,852		$1,607,193

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2018	2017
	(thousands)
Cash provided by (used for) operations
Net income	$37,050	$10,020
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	22,595	19,825
Stock-based compensation	2,286	2,002
Pension expense	449	332
Deferred income taxes	1,125	1,282
Change in fair value of interest rate swaps	(1,641)	(295)
Other	(96)	(16)
Decrease (increase) in working capital
Receivables	(91,252)	(90,512)
Inventories	(62,050)	(48,915)
Prepaid expenses and other	(1,949)	(1,876)
Accounts payable and accrued liabilities	48,571	65,943
Pension contributions	(517)	(630)
Income taxes payable	20,751	3,358
Other	2,919	(1,604)
Net cash used for operations	(21,759)	(41,086)

Cash provided by (used for) investment
Expenditures for property and equipment	(13,272)	(17,002)
Proceeds from sales of assets and other	93	652
Net cash used for investment	(13,179)	(16,350)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	2,800	149,600
Payments of long-term debt, including revolving credit facility	(2,800)	(149,600)
Tax withholding payments on stock-based awards	(5,117)	(2,884)
Dividends paid on common stock	(2,758)	—
Proceeds from the exercise of stock options	464	—
Other	(107)	(89)
Net cash used for financing	(7,518)	(2,973)

Net decrease in cash and cash equivalents	(42,456)	(60,409)

Balance at beginning of the period	177,140	103,978

Balance at end of the period	$134,684	$43,569

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2017 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K.

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

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2018, and December 31, 2017, we had $5.3 million and $6.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)"

when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.6 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. Sublease rental income was not material in any of the periods presented.

We also have leases of certain distribution centers recorded as capital leases. During the three months ended March 31, 2018, we recorded a capital lease for a distribution center with an initial lease term of 20 years in the amount of $14.3 million, which represents a non-cash investing and financing activity. At March 31, 2018, and December 31, 2017, we had $17.9 million and $3.9 million, respectively, of capital lease obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

Inventories

Inventories included the following (work in process is not material):

	March 31, 2018	December 31, 2017
	(thousands)
Finished goods and work in process	$452,917	$377,266
Logs	43,195	57,229
Other raw materials and supplies	42,611	42,178
	$538,723	$476,673

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2018	December 31, 2017
	(thousands)
Land	$38,606	$38,606
Buildings	144,775	144,404
Improvements	69,777	55,267
Mobile equipment, information technology, and office furniture	143,417	138,245
Machinery and equipment	668,839	659,708
Construction in progress	16,712	23,303
	1,082,126	1,059,533
Less accumulated depreciation	(513,872)	(493,741)
	$568,254	$565,792

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2018, and December 31, 2017, we held $55.8 million and $137.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2018, and December 31, 2017, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $358.8 million and $369.3 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At March 31, 2018, and December 31, 2017, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our term loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our revolving credit facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2018, and December 31, 2017, we recorded long-term assets of $6.4 million and $4.7 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2018, receivables from two customers accounted for approximately 13% and 10%, respectively, of total receivables. At December 31, 2017, receivables from two customers accounted for approximately 15% and 12%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU add various Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (Tax Act) (SAB 118). The SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. See Note 4, Income Taxes, for our assessment of the income tax effects of the Tax Act.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effects of this ASU on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. We adopted the standard in first quarter 2018, which resulted in a change in our income from operations in an amount equal to the other components of net periodic pension cost, which was offset by a corresponding change outside of income from operations. The amount recorded outside of income from operations is presented in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations. The components of net periodic cost are shown in Note 7, Retirement and Benefit Plans.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance also requires additional disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We adopted this standard effective January 1, 2018. See Note 3, Revenues, for the impact of this standard on our revenue recognition practices and additional required qualitative disclosures of our revenue recognition policies.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.	Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of Topic 606. However, the new revenue standard provides new guidance that resulted in reclassifications between "Sales" and "Materials, labor, and other operating expenses (excluding depreciation)" and "Selling and distribution expenses" for certain byproduct sales and restocking fees previously netted against these costs. The impact of the reclassifications to revenues and expenses for the quarter ended March 31, 2018, was an increase of $7.0 million as a result of applying Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard. The new revenue standard also provides new guidance that resulted in a reclassification between trade receivables and accrued liabilities.

The effect of the changes made to our consolidated balance sheet as of January 1, 2018, for the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
	(thousands)
ASSETS
Receivables, trade	$246,452	$1,500	$247,952

LIABILITIES
Accrued liabilities, other	55,786	1,500	57,286

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and balance sheet was as follows:

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
STATEMENT OF OPERATIONS
Sales	1,182,841	$1,175,838	$7,003
Materials, labor, and other operating expenses (excluding depreciation)	1,009,778	1,003,133	6,645
Selling and distribution expenses	83,356	82,998	358

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
BALANCE SHEET
Assets
Receivables, trade	$339,299	$337,599	$1,700

Liabilities
Accrued liabilities, other	63,780	62,080	1,700

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 11, Segment Information.

Wood Products Segment

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

For engineered wood products (EWP), plywood and veneer, lumber, byproducts, particleboard, and other products, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer. Control transfers when product is shipped because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. The amount of consideration we receive and revenue we recognize varies with changes in rebates and cash discounts we offer to our customers. See discussion of rebates and cash discounts below.

Building Materials Distribution Segment

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including EWP; commodity products such as OSB, plywood, and lumber; and general line items such as siding, metal products, insulation, roofing, and composite decking. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to the final end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. Substantially all of Building Materials Distribution's EWP is sourced from our Wood Products segment.

We sell products using two primary distribution methods: warehouse sales and direct sales. Warehouse sales are distributed from our warehouses to our customers. Direct sales are shipped from the manufacturer to the customer without our taking physical inventory possession. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as "Materials, labor, and other operating expenses (excluding depreciation)." We are the principal of direct sales because we control the inventory before it is transferred to our customers. Our control is evidenced by us being primarily responsible for fulfilling the promise to our customers, taking on inventory risk of returned product, and having discretion in establishing pricing.

For warehouse sales, we transfer control and recognize a sale when the customer takes physical possession of the product. Control transfers when the customer takes physical possession of the product because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. For direct sales, we transfer control and recognize a sale when the product is shipped from the manufacturer to the customer. Control transfers when product is shipped because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. The amount of consideration we receive and revenue we recognize varies with changes in customer rebates and cash discounts we offer to our customers. See discussion of rebates and cash discounts below.

Rebates and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2018, and December 31, 2017, we had $46.8 million and $45.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We estimate the expected cash discounts based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. We believe that there will not be significant changes to our estimates of variable consideration.

Shipping and Handling

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $33.6 million and $29.3 million, respectively, are included in "Selling and distribution expenses" for the three months ended March 31, 2018, and 2017. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Other

Our payment terms vary by the type of customer and the products offered. The term between invoicing and when payment is due is not significant.

Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

We expense sales commissions when incurred as they are earned when the product is shipped. These costs are recorded within "Selling and distribution expenses."

4.	Income Taxes

For the three months ended March 31, 2018, and 2017, we recorded $9.8 million and $5.1 million, respectively, of income tax expense and had an effective rate of 20.9% and 33.6%, respectively. During the three months ended March 31, 2018 and 2017, the primary reason for the difference between the federal statutory income tax rates of 21% and 35%, respectively, and the effective tax rates was the effect of excess tax benefits of vested share-based payment awards, offset partially by state taxes.
During the three months ended March 31, 2018, refunds received, net of cash paid for taxes, were $12.0 million. During the three months ended March 31, 2017, cash paid for taxes, net of refunds, was $0.1 million.

Tax Reform

On December 22, 2017, the Tax Act was enacted by the U.S. government. The legislation makes broad and complex changes to the U.S. tax code affecting the taxation of businesses in all industries. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. Other relevant provisions which may impact our financial statements include, but are not limited to, the elimination of the production activities deduction, limitations on the deductibility of certain executive compensation, bonus depreciation to allow immediate expensing of qualified property, and limitations on deductible interest expense.

As of March 31, 2018, we have not completed our assessment of the effects of the Tax Act on our financial statements. We have, however, made reasonable estimates of the effects on our existing deferred tax balances. In connection with our initial analysis of the Tax Act, we have recorded a provisional discrete tax benefit of $8.1 million during the year ended December 31, 2017. As the new law pertains to the taxation of our foreign subsidiaries we have not been able to make a reasonable estimate of the effects of the revised tax law. In this case we have accounted for our foreign subsidiaries based on the tax laws that were in effect immediately prior to enactment. We continue to evaluate the effects of the Tax Act on our financial statements particularly relating to the deferred balances subject to the rate reduction, the state tax impact from decisions related to federal conformity, and the cost recovery provisions of the new bonus depreciation rules. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Tax Act. We will refine our adjustments through the permissible measurement period, which is not to extend beyond one year from enactment.

5.	Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2018	2017
	(thousands, except per-share data)
Net income	$37,050	$10,020
Weighted average common shares outstanding during the period (for basic calculation)	38,778	38,500
Dilutive effect of other potential common shares	618	401
Weighted average common shares and potential common shares (for diluted calculation)	39,396	38,901

Net income per common share - Basic	$0.96	$0.26
Net income per common share - Diluted	$0.94	$0.26

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.2 million shares of common stock, respectively, in the three months ended March 31, 2018 and 2017. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

6.	Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(6,409)	(6,688)
Long-term debt	$438,591	$438,312

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $370 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2018, was $365.3 million.

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

At both March 31, 2018, and December 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility and $4.7 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the three months ended March 31, 2018, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $2.8 million, respectively, and the average interest rate on borrowings was approximately 3.07%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the three months ended March 31, 2018, the average interest rate on the ABL Term Loan was approximately 3.35%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 2.6% during the three months ended March 31, 2018.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the three months ended March 31, 2018, the average interest rate on the Term Loan was approximately 3.48%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.7%.

The Term Loan is secured by a first priority mortgage on our Thorsby, Alabama, and Roxboro, North Carolina, EWP facilities and a first priority security interest on the equipment and certain tangible personal property located therein.

2024 Notes

On August 29, 2016, Boise Cascade issued $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes), through a private placement that was exempt from the registration requirements of the Securities Act. Interest on our 2024 Notes is payable semiannually in arrears on March 1 and September 1. The 2024 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Amended Agreement.

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

The terms of the indenture governing the 2024 Notes, among other things, limit the ability of Boise Cascade and our restricted subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets. The indenture governing the 2024 Notes, permits us to pay dividends only if at the time of payment (i) no default has occurred or is continuing (or would result from such payment) under the indenture, and (ii) our consolidated leverage ratio is no greater than 3.5:1, or (iii) the dividend, together with other dividends since the issue date, would not exceed our "builder" basket under the indenture. In addition, the indenture includes certain specific baskets for the payment of dividends.

The indenture governing the 2024 Notes provides for customary events of default and remedies.

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2018 and 2017, cash payments for interest were $10.7 million and $10.8 million, respectively.

7.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2018	2017
	(thousands)
Service cost	$205	$301
Interest cost	4,011	4,376
Expected return on plan assets	(4,588)	(4,740)
Amortization of actuarial loss	821	395
Net periodic benefit expense	$449	$332

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs) in our Consolidated Statements of Operations.

During the three months ended March 31, 2018, we contributed $0.5 million in cash to the pension plans. For the remainder of 2018, we expect to make approximately $1.6 million in cash contributions to the pension plans. Also, we may make additional discretionary pension contributions in 2018.

On April 25, 2018, Boise Cascade transferred $151.8 million of its pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential will assume ongoing responsibility for administration and benefit payments for approximately one-third of Boise Cascade’s U.S. qualified pension plan projected benefit obligations. As a result of the transaction, the Company expects to recognize a non-cash pension settlement charge of approximately $12 million before tax in the second quarter of 2018.

8.	Stock-Based Compensation

In February 2018 and 2017, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2018, we granted 78,976 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2018 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2018 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2017, we granted 178,021 PSUs to our officers and other employees, subject to performance and service conditions. During the 2017 performance period, officers and other employees earned 135% and 145%, respectively, of the target based on Boise Cascade’s 2017 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the three months ended March 31, 2018 and 2017, we granted an aggregate of 98,375 and 208,888 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

The PSUs granted to officers in 2018, if earned, generally vest over a three year period from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date. All PSU grants are subject to final determination of meeting the performance condition by the Compensation Committee of our board of directors. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2018 and 2017, the total fair value of PSUs and RSUs vested was $15.2 million and $7.9 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2018:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	487,160	$20.76	403,252	$23.06
Granted	78,976	43.05	98,375	43.05
Performance condition adjustment (a)	67,835	27.05	—	—
Vested	(181,536)	20.19	(198,634)	23.48
Forfeited	(4,451)	23.72	(3,547)	22.98
Outstanding, March 31, 2018	447,984	$25.84	299,446	$29.35
_______________________________

(a)
Amount represents additional PSU's earned during the three months ended March 31, 2018, based on the performance condition adjustment, as other employees earned 145% of the target based Boise Cascade's 2017 EBITDA and officers earned 135% of the target based on Boise Cascade’s 2017 ROIC.

Compensation Expense

We record compensation expense over the awards' vesting period and account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures. Any shares not vested are forfeited. We recognize stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs and RSUs, net of forfeitures, was as follows:

	Three Months Ended March 31
	2018	2017
	(thousands)
PSUs	$1,087	$921
RSUs	1,199	1,081
Total	$2,286	$2,002

The related tax benefit for the three months ended March 31, 2018 and 2017, was $0.6 million and $0.8 million, respectively. As of March 31, 2018, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $16.0 million. This expense is expected to be recognized over a weighted-average period of 2.1 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. On February 7, 2018, our board of directors declared a dividend of $0.07 per share of our common stock, payable on March 15, 2018, to stockholders of record on March 1, 2018. During the three months ended March 31, 2018, we paid $2.8 million of dividends to shareholders. We did not declare or pay any cash dividends on our common stock during the three months ended March 31, 2017. On May 3, 2018, our board of directors declared a dividend of $0.07 per share of our common stock, payable on June 15, 2018, to stockholders of record on June 1, 2018. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
	(thousands)
Beginning balance, net of taxes	$(76,702)	$(83,012)
Amortization of actuarial loss, before taxes (a)	821	395
Income taxes	(208)	(152)
Ending balance, net of taxes	$(76,089)	$(82,769)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.3 million and $5.0 million, respectively, during the three months ended March 31, 2018 and 2017. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.4 million and $21.9 million, respectively, during the three months ended March 31, 2018 and 2017. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.	Segment Information

We operate our business using two reportable segments: Wood Products and Building Materials Distribution. Corporate and Other results are presented as reconciling items to arrive at total net sales and operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 14, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended March 31
	2018	2017
	(millions)
Wood Products
LVL (a)	$13.5	$16.0
I-joists (a)	9.9	11.1
Other engineered wood products (a)	6.6	5.0
Plywood and veneer	87.1	72.4
Lumber	24.9	21.0
Byproducts (b)	22.1	13.9
Particleboard	10.8	10.8
Other	15.5	8.6
	190.5	158.8

Building Materials Distribution
Commodity	490.6	379.0
General line	315.2	275.8
Engineered wood products	186.6	160.9
	992.4	815.7
	$1,182.8	$974.4
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). Approximately 71% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

(b)	As discussed in Note 3, Revenues, prior period amounts have not been adjusted under the modified retrospective method upon adoption of ASC Topic 606, Revenue from Contracts with Customers.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2018	2017
	(thousands)
Net sales by segment
Wood Products	$397,991	$325,657
Building Materials Distribution	992,381	815,683
Intersegment eliminations and other (a)	(207,531)	(166,897)
Total net sales	$1,182,841	$974,443

Segment operating income
Wood Products	$26,121	$7,388
Building Materials Distribution	32,388	19,965
Total segment operating income	58,509	27,353
Unallocated corporate and other	(6,705)	(6,228)
Income from operations	$51,804	$21,125
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2018, there have been no material changes to the above commitments disclosed in the 2017 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2018, there have been no material changes to the guarantees disclosed in the 2017 Form 10-K.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2017 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2017 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $51.8 million during the three months ended March 31, 2018, compared with income from operations of $21.1 million during the three months ended March 31, 2017. In our Wood Products segment, income increased $18.7 million to $26.1 million for the three months ended March 31, 2018, from $7.4 million for the three months ended March 31, 2017. The increase in segment income was due primarily to higher sales prices of plywood, EWP, and lumber, offset partially by higher log costs, as well as OSB costs used in the manufacture of I-joists. In our Building Materials Distribution segment, income increased $12.4 million to $32.4 million for the three months ended March 31, 2018, from $20.0 million for the three months ended March 31, 2017, driven primarily by a gross margin increase of $23.1 million generated from a sales increase of 22%, offset partially by increased selling and distribution expenses of $9.3 million. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2018 with $134.7 million of cash and cash equivalents and $438.6 million of debt. At March 31, 2018, we had $395.3 million of unused committed bank line availability. We used $42.5 million of cash during the three months ended March 31, 2018, principally to fund seasonal working capital increases and capital spending. A further description of our cash sources and uses for the three month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of April 2018, the Blue Chip Economic Indicators consensus forecast for 2018 and 2019 single- and multi-family housing starts in the U.S. were 1.29 million and 1.34 million units, respectively, compared with actual housing starts of 1.20 million in 2017, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

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

Future commodity product pricing and commodity input costs could be volatile in response to industry operating rates, net import and export activity, the North American softwood lumber trade dispute, inventory levels in various distribution channels, and seasonal demand patterns. Furthermore, commodity product pricing is currently above historical levels. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices.

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

•	restrictive covenants contained in our debt agreements; and

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2017 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
	(millions)
Sales	$1,182.8	$974.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,009.8	846.8
Depreciation and amortization	22.1	19.3
Selling and distribution expenses	83.4	73.7
General and administrative expenses	15.9	13.6
Other (income) expense, net	(0.1)	—
	1,131.0	953.3

Income from operations	$51.8	$21.1

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.4%	86.9%
Depreciation and amortization	1.9	2.0
Selling and distribution expenses	7.0	7.6
General and administrative expenses	1.3	1.4
Other (income) expense, net	—	—
	95.6%	97.8%

Income from operations	4.4%	2.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31
	2018	2017
	(thousands)
U.S. Housing Starts (a)
Single-family	193.9	181.4
Multi-family	94.8	85.8
	288.7	267.2

	(thousands)
Segment Sales
Wood Products	$397,991	$325,657
Building Materials Distribution	992,381	815,683
Intersegment eliminations	(207,531)	(166,897)
Total sales	$1,182,841	$974,443

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.8	4.5
I-joists (equivalent lineal feet)	63	61
Plywood (sq. ft.) (3/8" basis)	360	336
Lumber (board feet)	47	42

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$17.30	$16.63
I-joists (1,000 equivalent lineal feet)	1,179	1,116
Plywood (1,000 sq. ft.) (3/8" basis)	356	282
Lumber (1,000 board feet)	556	504

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	49.4%	46.5%
General line	31.8%	33.8%
Engineered wood	18.8%	19.7%

Gross margin percentage (b)	11.8%	11.6%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2018, total sales increased $208.4 million, or 21%, to $1,182.8 million from $974.4 million during the three months ended March 31, 2017. As described below, the improvement in sales was driven by the changes in sales volumes and prices for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2018, total U.S. housing starts increased 8%, with single-family starts up 7% from the same period in 2017. Average composite panel and average composite lumber prices for the three months ended March 31, 2018, were 30% and 26% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $72.3 million, or 22%, to $398.0 million for the three months ended March 31, 2018, from $325.7 million for the three months ended March 31, 2017. The increase in sales was driven primarily by higher sales prices for plywood and lumber of 26% and 10%, respectively, resulting in increased sales of $26.7 million and $2.5 million, respectively. In addition, sales prices for I-joists and laminated veneer lumber (LVL) increased 6% and 4%, respectively, resulting in increased sales of $3.9 million and $3.2 million, respectively. Increases in plywood and lumber sales volumes of 7% and 13% contributed $6.6 million and $2.7 million, respectively, to the improved sales. Sales volumes for LVL and I-joists increased 6% and 2%, respectively, resulting in increased sales of $4.5 million and $1.3 million, respectively. The increase in sales also includes the impact of adoption of the new revenue standard which resulted in increased "Sales" and "Materials, labor, and other operating expense (excluding depreciation)" of $6.6 million related to certain byproduct sales previously netted against these costs. For information related to the new revenue standard, see Note 3, Revenues, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Building Materials Distribution.  Sales increased $176.7 million, or 22%, to $992.4 million for the three months ended March 31, 2018, from $815.7 million for the three months ended March 31, 2017. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 14% and 8%, respectively. By product line, commodity sales increased 29%, or $111.5 million; general line product sales increased 14%, or $39.5 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 16%, or $25.7 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $163.0 million, or 19%, to $1,009.8 million for the three months ended March 31, 2018, compared with $846.8 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes, as well as per-unit costs of logs and OSB (used in the manufacture of I-joists) of 12% and 18%, respectively, compared with first quarter 2017. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 370 basis points. The decrease in the MLO rate was primarily due to higher sales prices, resulting in improved leveraging of wood fiber and labor costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with first quarter 2017. However, the BMD segment MLO rate improved 20 basis points compared with first quarter 2017 due to improved margins on commodity products and EWP.

Depreciation and amortization expenses increased $2.8 million, or 14%, to $22.1 million for the three months ended March 31, 2018, compared with $19.3 million during the same period in the prior year. The increase was due primarily to initiating depreciation on approximately $45 million of veneer and LVL related assets at our Roxboro, North Carolina EWP facility in fourth quarter 2017, as well as other capital expenditures.

Selling and distribution expenses increased $9.7 million, or 13%, to $83.4 million for the three months ended March 31, 2018, compared with $73.7 million during the same period in the prior year, due primarily to higher employee-related expenses and shipping and handling costs of $5.9 million and $2.4 million, respectively. The increase was primarily a result of higher delivery and base compensation costs associated with increased sales volumes, and higher incentive compensation costs from improved operating results in our BMD segment.

General and administrative expenses increased $2.3 million, or 17%, to $15.9 million for the three months ended March 31, 2018, compared with $13.6 million for the same period in the prior year, due primarily to higher employee-related expenses.

Income From Operations

Income from operations increased $30.7 million to $51.8 million for the three months ended March 31, 2018, compared with $21.1 million for the three months ended March 31, 2017.

Wood Products.  Segment income increased $18.7 million to $26.1 million for the three months ended March 31, 2018, compared with $7.4 million for the three months ended March 31, 2017. The increase in segment income was due primarily to higher sales prices of plywood, EWP, and lumber, offset partially by higher log costs, as well as OSB costs used in the manufacture of I-joists. In addition, depreciation and amortization expense increased $2.4 million.

Building Materials Distribution.  Segment income increased $12.4 million to $32.4 million for the three months ended March 31, 2018, from $20.0 million for the three months ended March 31, 2017. The improvement in segment income was driven primarily by a gross margin increase of $23.1 million generated from a sales increase of 22%, offset partially by increased selling and distribution expenses of $9.3 million.

Corporate and Other.  Unallocated corporate expenses increased $0.5 million to $6.7 million for the three months ended March 31, 2018, from $6.2 million for the three months ended March 31, 2017. The increase was primarily a result of higher employee-related expenses.

Other

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

On December 22, 2017, the Tax Act was enacted by the U.S. government. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. For the three months ended March 31, 2018 and 2017, we recorded $9.8 million and $5.1 million, respectively, of income tax expense and had an effective rate of 20.9% and 33.6%, respectively. During the three months ended March 31, 2018 and 2017, the primary reason for the difference between the federal statutory income tax rates of 21% and 35%, respectively, and the effective tax rates was the effect of excess tax benefits of vested share-based payment awards, offset partially by state taxes. For additional information related to the Tax Act, see Note 4, Income Taxes, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Industry Mergers and Acquisitions

On March 12, 2018, BlueLinx Holdings Inc. (BlueLinx) announced an agreement to acquire Cedar Creek. BlueLinx and Cedar Creek are national and regional wholesale distributors of building products and competitors to our Building Materials Distribution segment. The acquisition was completed on April 13, 2018.

Liquidity and Capital Resources

We ended first quarter 2018 with $134.7 million of cash and cash equivalents and $438.6 million of debt. At March 31, 2018, we had $530.0 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We used $42.5 million of cash during the three months ended March 31, 2018, principally to fund seasonal working capital increases and capital spending. A further description of our cash sources and uses for the three month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2018 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Three Months Ended March 31
	2018	2017
	(thousands)
Net cash used for operations	$(21,759)	$(41,086)
Net cash used for investment	(13,179)	(16,350)
Net cash used for financing	(7,518)	(2,973)

Operating Activities

For the three months ended March 31, 2018, our operating activities used $21.8 million of cash, compared with $41.1 million of cash used in the same period in 2017. The $19.3 million decrease in cash used for operations was due primarily to a $30.7 million improvement in income from operations. In addition, income tax refunds, net of taxes paid, was $12.0 million during the three months ended March 31, 2018, compared with cash paid for taxes, net of refunds received, of $0.1 million during the same period in the prior year. These increases were offset partially by a $106.7 million increase in working capital during the three months ended March 31, 2018, compared with a $75.4 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 31% and 35%, comparing sales for the months of March 2018 and 2017 with sales for the months of December 2017 and 2016, respectively. The increase in accounts payable and accrued liabilities provided $48.6 million of cash during the three months ended March 31, 2018, compared with $65.9 million in the same period a year ago.
During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods.

Investment Activities

During the three months ended March 31, 2018 and 2017, we used $13.3 million and $17.0 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Excluding acquisitions, we expect capital expenditures in 2018 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. On April 25, 2018, BMD completed the acquisition of Lumberman's Wholesale Distributors, which operates a single location wholesale distribution business in Nashville, Tennessee.

Financing Activities

During the three months ended March 31, 2018, our financing activities used $7.5 million of cash, including $5.1 million of tax withholding payments on stock-based awards and $2.8 million for common stock dividend payments. During the three months ended March 31, 2018, we also borrowed $2.8 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At March 31, 2018, we had no borrowings outstanding under the revolving credit facility.

During the three months ended March 31, 2017, our financing activities used $3.0 million of cash, which primarily included $2.9 million of tax withholding payments on stock-based awards. We also borrowed $149.6 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At March 31, 2017, we had no borrowings outstanding under the revolving credit facility.

For more information related to our debt structure and dividend policy, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2017.

Off-Balance-Sheet Activities

At March 31, 2018, and December 31, 2017, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2018, there have been no material changes to the guarantees disclosed in our 2017 Form 10-K.

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

Employees

As of April 22, 2018, we had approximately 6,440 employees. Approximately 24% of these employees work pursuant to collective bargaining agreements. As of April 22, 2018, we had nine collective bargaining agreements. The agreement covering approximately 105 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. We could also experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of March 31, 2018, there have been no material changes to financial market risks disclosed in our 2017 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. At March 31, 2018, there have been no material changes to our critical accounting estimates from those disclosed in our 2017 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. As of March 31, 2018, there have been no material changes in our exposure to market risk from those disclosed in our 2017 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of March 31, 2018, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606). Although the adoption of Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions, based on the five-step model provided in the new revenue standard. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the three months ended March 31, 2018, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2017 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2018

Number	Description

10.1	Form of 2018 Restricted Stock Unit Agreement

10.2	Form of 2018 Performance Stock Unit Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 3, 2018