Form 10-Q
period 2018-06-30
BOISE CASCADE Co
filed 2018-08-06
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 38,892,592 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 27, 2018.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands, except per-share data)
Sales	$1,408,132	$1,138,939	$2,590,973	$2,113,382

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,193,918	980,210	2,203,696	1,826,969
Depreciation and amortization	24,296	19,601	46,407	38,945
Selling and distribution expenses	96,841	82,308	180,197	155,988
General and administrative expenses	19,977	15,559	35,863	29,129
Other (income) expense, net	(956)	(1,238)	(1,050)	(1,273)
	1,334,076	1,096,440	2,465,113	2,049,758

Income from operations	74,056	42,499	125,860	63,624

Foreign currency exchange gain (loss)	(172)	13	(435)	41
Pension expense (excluding service costs)	(12,380)	(50)	(12,624)	(81)
Interest expense	(6,580)	(6,491)	(12,942)	(12,855)
Interest income	237	54	501	87
Change in fair value of interest rate swaps	499	(724)	2,140	(429)
	(18,396)	(7,198)	(23,360)	(13,237)

Income before income taxes	55,660	35,301	102,500	50,387
Income tax provision	(13,835)	(13,147)	(23,625)	(18,213)
Net income	$41,825	$22,154	$78,875	$32,174

Weighted average common shares outstanding:
Basic	38,981	38,643	38,880	38,572
Diluted	39,403	39,002	39,384	38,931

Net income per common share:
Basic	$1.07	$0.57	$2.03	$0.83
Diluted	$1.06	$0.57	$2.00	$0.83

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands)
Net income	$41,825	$22,154	$78,875	$32,174
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $3,383, $-, $3,383 and $-, respectively	9,957	—	9,957	—
Amortization of actuarial loss, net of tax of $90, $158, $298 and $310, respectively	266	252	879	495
Effect of settlements, net of tax of $3,044, $-, $3,044 and $-, respectively	8,959	—	8,959	—
Other comprehensive income, net of tax	19,182	252	19,795	495
Comprehensive income	$61,007	$22,406	$98,670	$32,669

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2018	December 31, 2017
	(thousands)
ASSETS
Current
Cash and cash equivalents	$210,011	$177,140
Receivables
Trade, less allowances of $904 and $945	360,765	246,452
Related parties	506	345
Other	13,913	9,380
Inventories	572,606	476,673
Prepaid expenses and other	13,385	22,582
Total current assets	1,171,186	932,572

Property and equipment, net	562,025	565,792
Timber deposits	15,687	13,503
Goodwill	60,454	55,433
Intangible assets, net	17,357	15,066
Deferred income taxes	8,739	9,064
Other assets	15,004	15,763
Total assets	$1,850,452	$1,607,193

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2018	December 31, 2017
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$349,648	$233,562
Related parties	2,017	1,225
Accrued liabilities
Compensation and benefits	81,147	84,246
Interest payable	6,742	6,742
Other	80,306	55,786
Total current liabilities	519,860	381,561

Debt
Long-term debt	438,870	438,312

Other
Compensation and benefits	64,143	75,439
Deferred income taxes	23,150	16,454
Other long-term liabilities	36,241	20,878
	123,534	112,771

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,058 and 43,748 shares issued, respectively	441	437
Treasury stock, 5,167 shares at cost	(133,979)	(133,979)
Additional paid-in capital	524,099	523,550
Accumulated other comprehensive loss	(56,907)	(76,702)
Retained earnings	434,534	361,243
Total stockholders' equity	768,188	674,549
Total liabilities and stockholders' equity	$1,850,452	$1,607,193

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2018	2017
	(thousands)
Cash provided by (used for) operations
Net income	$78,875	$32,174
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	47,416	39,929
Stock-based compensation	4,731	4,443
Pension expense	13,026	683
Deferred income taxes	(1,092)	4,542
Change in fair value of interest rate swaps	(2,140)	429
Other	(1,051)	(1,259)
Decrease (increase) in working capital, net of acquisitions
Receivables	(111,068)	(107,781)
Inventories	(89,051)	(57,260)
Prepaid expenses and other	(4,361)	(3,960)
Accounts payable and accrued liabilities	134,498	114,908
Pension contributions	(1,042)	(1,145)
Income taxes payable	18,586	7,063
Other	1,009	(1,288)
Net cash provided by operations	88,336	31,478

Cash provided by (used for) investment
Expenditures for property and equipment	(28,327)	(29,551)
Acquisitions of businesses and facilities	(17,577)	—
Proceeds from sales of assets and other	321	1,840
Net cash used for investment	(45,583)	(27,711)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	7,500	366,400
Payments of long-term debt, including revolving credit facility	(7,500)	(366,400)
Tax withholding payments on stock-based awards	(5,120)	(2,901)
Dividends paid on common stock	(5,481)	—
Proceeds from the exercise of stock options	942	22
Other	(223)	(153)
Net cash used for financing	(9,882)	(3,032)

Net increase in cash and cash equivalents	32,871	735

Balance at beginning of the period	177,140	103,978

Balance at end of the period	$210,011	$104,713

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

We operate our business using two reportable segments: (1) Wood Products, which manufactures EWP, plywood, ponderosa pine lumber, and particleboard; and (2) Building Materials Distribution, which is a wholesale distributor of building materials. For more information, see Note 12, Segment Information.

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

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2018, and December 31, 2017, we had $7.6 million and $6.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)"

when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.6 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, and $9.2 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively. Sublease rental income was not material in any of the periods presented.

We also have leases of certain distribution centers recorded as capital leases. During the six months ended June 30, 2018, we recorded a capital lease for a distribution center with an initial lease term of 20 years in the amount of $14.3 million, which represents a non-cash investing and financing activity. At June 30, 2018, and December 31, 2017, we had $17.8 million and $3.9 million, respectively, of capital lease obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

Inventories

Inventories included the following (work in process is not material):

	June 30, 2018	December 31, 2017
	(thousands)
Finished goods and work in process	$490,354	$377,266
Logs	39,424	57,229
Other raw materials and supplies	42,828	42,178
	$572,606	$476,673

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2018	December 31, 2017
	(thousands)
Land	$40,205	$38,606
Buildings (a)	160,785	144,404
Improvements	55,936	55,267
Mobile equipment, information technology, and office furniture	145,585	138,245
Machinery and equipment	670,850	659,708
Construction in progress	21,427	23,303
	1,094,788	1,059,533
Less accumulated depreciation	(532,763)	(493,741)
	$562,025	$565,792
___________________________________

(a)	Capital lease assets are included in the 'Buildings' asset class.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2018, and December 31, 2017, we held $159.4 million and $137.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2018, and December 31, 2017, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $350.4 million and $369.3 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At June 30, 2018, and December 31, 2017, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our term loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our revolving credit facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2018, and December 31, 2017, we recorded long-term assets of $6.9 million and $4.7 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2018, receivables from two customers accounted for approximately 14% and 13%, respectively, of total receivables. At December 31, 2017, receivables from two customers accounted for approximately 15% and 12%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We anticipate adopting this ASU by the end of fourth quarter 2018 and are currently evaluating the effects on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. We adopted the standard in first quarter 2018, which resulted in a change in our income from operations in an amount equal to the other components of net periodic pension cost, which was offset by a corresponding change outside of income from operations. The amount recorded outside of income from operations is presented in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations. The components of net periodic cost are shown in Note 8, Retirement and Benefit Plans.

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

The adoption of this ASU will result in a significant increase to our balance sheet for lease liabilities and right-of-use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending our review of existing lease contracts. We are in the process of implementing changes to our systems and control processes in conjunction with our review of existing lease agreements and anticipate these changes will go into effect when we adopt this standard. We are also in the process of evaluating the impact on our lease disclosures, but anticipate additional required disclosure. We plan to adopt the standard effective January 1, 2019, and continue to monitor potential changes to Topic 842 that have been proposed by the FASB. We will continue to assess any necessary changes to the implementation process as the guidance is updated.

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

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of Topic 606. However, the new revenue standard provides new guidance that resulted in reclassifications between "Sales" and "Materials, labor, and other operating expenses (excluding depreciation)" and "Selling and distribution expenses" for certain byproduct sales and restocking fees previously netted against these costs. The impact of the reclassifications to revenues and expenses for the three and six months ended June 30, 2018 was an increase of $7.0 million and $14.0 million, respectively, as a result of applying Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard. The new revenue standard also provides new guidance that resulted in a reclassification between trade receivables and accrued liabilities.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and balance sheet was as follows:

	Three months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
STATEMENT OF OPERATIONS
Sales	$1,408,132	$1,401,152	$6,980
Materials, labor, and other operating expenses (excluding depreciation)	1,193,918	1,187,376	6,542
Selling and distribution expenses	96,841	96,403	438

	Six months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
STATEMENT OF OPERATIONS
Sales	$2,590,973	$2,576,990	$13,983
Materials, labor, and other operating expenses (excluding depreciation)	2,203,696	2,190,509	13,187
Selling and distribution expenses	180,197	179,401	796

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
BALANCE SHEET
Assets
Receivables, trade	$360,765	$359,065	$1,700

Liabilities
Accrued liabilities, other	80,306	78,606	1,700

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 12, Segment Information.

Wood Products Segment

Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial plywood panels. We also produce ponderosa pine lumber, and particleboard. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters.

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

Rebates and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2018, and December 31, 2017, we had $63.2 million and $45.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We estimate the expected cash discounts based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. We believe that there will not be significant changes to our estimates of variable consideration.

Shipping and Handling

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $40.8 million and $34.3 million, for the three months ended June 30, 2018, and 2017 respectively, and $74.3 million and $63.6 million for the six months ended June 30, 2018 and 2017, respectively, are included in "Selling and distribution expenses". In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

For the three and six months ended June 30, 2018, we recorded $13.8 million and $23.6 million, respectively, of income tax expense and had an effective rate of 24.9% and 23.0%, respectively. For the three months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the six months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset partially by excess tax benefits of vested share-based payment awards. During the three and six months ended June 30, 2017, we recorded $13.1 million and $18.2 million, respectively, of income tax expense and had an effective rate of 37.2% and 36.1%, respectively. The primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes.

During the six months ended June 30, 2018 and 2017, cash paid for taxes, net of refunds received, were $6.5 million and $2.5 million, respectively.

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

As of June 30, 2018, we have not completed our assessment of the effects of the Tax Act on our financial statements. We have, however, made reasonable estimates of the effects on our existing deferred tax balances. In connection with our initial analysis of the Tax Act, we have recorded a provisional discrete tax benefit of $8.1 million during the year ended December 31, 2017. We continue to evaluate the effects of the Tax Act on our financial statements, particularly relating to the deferred balances subject to the rate reduction, the state tax impact from decisions related to federal conformity, and the cost recovery provisions of the new bonus depreciation rules. In addition, the Company continues to monitor potential legislative action and regulatory interpretations of the Tax Act. We will refine our adjustments through the permissible measurement period, which is not to extend beyond one year from enactment.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands, except per-share data)
Net income	$41,825	$22,154	$78,875	$32,174
Weighted average common shares outstanding during the period (for basic calculation)	38,981	38,643	38,880	38,572
Dilutive effect of other potential common shares	422	359	504	359
Weighted average common shares and potential common shares (for diluted calculation)	39,403	39,002	39,384	38,931

Net income per common share - Basic	$1.07	$0.57	$2.03	$0.83
Net income per common share - Diluted	$1.06	$0.57	$2.00	$0.83

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in both the three months ended June 30, 2018 and 2017, and 0.1 million shares of common stock in both the six months ended June 30, 2018 and 2017. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

6.	Acquisitions

During second quarter 2018, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of wholesale building material distribution locations in Nashville, Tennessee, and Medford, Oregon (collectively, the "Acquisitions"). The purchase price of the Acquisitions was $17.6 million, subject to post-closing adjustments based upon working capital targets. The company funded the Acquisitions with cash on hand. These distribution locations add to our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within these markets following the Acquisitions.

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The goodwill and customer relationships recognized from the Acquisitions are not deductible for U.S. income tax purposes. The useful life for customer relationships is 10 years. All of the goodwill and intangible assets were assigned to the Building Materials Distribution segment.

The purchase price allocations of the Acquisitions are preliminary and subject to post-closing working capital adjustments. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the acquisition dates:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$4,021
Inventories	7,310
Property and equipment	1,417
Intangible assets:
Customer relationships	2,700
Goodwill	5,021
Assets acquired	20,469

Accounts payable and accrued liabilities	1,895
Deferred income taxes	997
Liabilities assumed	2,892

Net assets acquired	$17,577

7.	Debt

Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(6,130)	(6,688)
Long-term debt	$438,870	$438,312

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2018, was $365.4 million.

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

At both June 30, 2018, and December 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the six months ended June 30, 2018, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $3.7 million, respectively, and the average interest rate on borrowings was approximately 3.12%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the six months ended June 30, 2018, the average interest rate on the ABL Term Loan was approximately 3.51%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 2.8% during the six months ended June 30, 2018.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the six months ended June 30, 2018, the average interest rate on the Term Loan was approximately 3.64%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.9%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2018 and 2017, cash payments for interest were $11.6 million and $11.9 million, respectively.

8.    Retirement and Benefit Plans

Our plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan. On April 25, 2018, Boise Cascade transferred $151.8 million of its qualified defined benefit pension plan (Pension Plan) assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately one-third of Boise Cascade’s U.S. qualified pension plan projected benefit obligations.

As a result of the transfer of pension plan assets, we remeasured the Pension Plan on April 25, 2018, and recorded settlement expense of $12.0 million in second quarter 2018, as well as an actuarial gain of $13.3 million. The actuarial gain was the result of an increase in discount rate from 3.40% at December 31, 2017, to 4.05% at April 25, 2018, offset partially by lower than expected returns on plan assets through April 25, 2018, and a loss from the annuitization. As a result of the transfer of pension plan assets, we have rebalanced our plan assets to modestly increase our equity securities and decrease our fixed income securities given a longer liability duration profile of the Pension Plan subsequent to the transfer. At the same time, we also updated our long-term asset return expectations for each asset class held by the pension plan. As a result of the asset allocation shift and updated view of asset return expectations, the weighted average expected return on plan assets we will use for the remainder of 2018 in our calculation of net periodic benefit cost is 4.50%, down from 4.75% used for 2018 prior to the April 25, 2018, remeasurement.

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands)
Service cost	$198	$301	$403	$602
Interest cost	3,312	4,382	7,323	8,758
Expected return on plan assets	(3,292)	(4,742)	(7,880)	(9,482)
Amortization of actuarial loss	356	410	1,177	805
Plan settlement loss	12,003	—	12,003	—
Net periodic benefit expense	$12,577	$351	$13,026	$683

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs) in our Consolidated Statements of Operations.

On August 3, 2018, we entered into a commitment letter with Prudential to purchase another group annuity contract, in which Prudential will assume ongoing responsibility for administration and benefit payments for approximately 40 percent, or $122 million, of Boise Cascade’s then remaining U.S. qualified pension plan projected benefit obligations. As a result, we expect to recognize a non-cash pension settlement charge of approximately $10 million before tax in the third quarter of 2018. In conjunction with the transaction, we also plan to make a discretionary pension contribution of $20.0 million in third quarter 2018, for which we will receive a tax deduction at the 2017 federal income tax rate.

During the six months ended June 30, 2018, we contributed $1.0 million in cash to the pension plans. For the remainder of 2018, we expect to make approximately $21.0 million in cash contributions to the pension plans, of which $20.0 million is discretionary, as noted above.

9.	Stock-Based Compensation

In February 2018 and 2017, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2018, we granted 78,976 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2018 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2018 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the six months ended June 30, 2018 and 2017, we granted an aggregate of 99,087 and 209,697 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2018 and 2017, the total fair value of PSUs and RSUs vested was $15.2 million and $8.4 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2018:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	487,160	$20.76	403,252	$23.06
Granted	78,976	43.05	99,087	43.08
Performance condition adjustment (a)	67,835	27.05	—	—
Vested	(181,638)	20.20	(198,928)	23.48
Forfeited	(10,784)	27.09	(9,203)	27.08
Outstanding, June 30, 2018	441,549	$25.79	294,208	$29.39
_______________________________

(a)
Performance condition adjustment represents additional PSU's granted, as other employees earned 145% of the target based on Boise Cascade's 2017 EBITDA and officers earned 135% of the target based on Boise Cascade’s 2017 ROIC.

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

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands)
PSUs	$1,231	$1,094	$2,318	$2,015
RSUs	1,214	1,347	2,413	2,428
Total	$2,445	$2,441	$4,731	$4,443

The related tax benefit for the six months ended June 30, 2018 and 2017, was $1.2 million and $1.7 million, respectively. As of June 30, 2018, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $14.5 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During each of the first and second quarters of 2018, we declared and paid a dividend of $0.07 per share of our common stock, resulting in $5.5 million of dividends paid to shareholders during the six months ended June 30, 2018. We did not declare or pay any cash dividends on our common stock during the six months ended June 30, 2017. On August 2, 2018, our board of directors declared a quarterly dividend of $0.07 per share, as well as an additional dividend of $1.00 per share, on our common stock payable on September 17, 2018, to stockholders of record on August 31, 2018. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands)
Beginning balance, net of taxes	$(76,089)	$(82,769)	$(76,702)	$(83,012)
Net actuarial gain, before taxes	13,340	—	13,340	—
Amortization of actuarial loss, before taxes (a)	356	410	1,177	805
Effect of settlements, before taxes (a)	12,003	—	12,003	—
Income taxes	(6,517)	(158)	(6,725)	(310)
Ending balance, net of taxes	$(56,907)	$(82,517)	$(56,907)	$(82,517)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.6 million during both the three months ended June 30, 2018 and 2017, and $8.9 million and $9.6 million, respectively, during the six months ended June 30, 2018 and 2017. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $22.6 million and $20.6 million, respectively, during the three months ended June 30, 2018 and 2017, and $43.0 million and $42.4 million, respectively, during the six months ended June 30, 2018 and 2017. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(millions)
Wood Products
LVL (a)	$9.8	$9.3	$23.2	$25.3
I-joists (a)	7.9	7.6	17.8	18.7
Other engineered wood products (a)	5.8	5.4	12.3	10.4
Plywood and veneer	96.7	79.2	183.7	151.6
Lumber	25.0	22.5	49.9	43.5
Byproducts (b)	22.8	13.4	44.9	27.3
Particleboard	11.8	11.7	22.6	22.5
Other	14.7	9.1	30.2	17.7
	194.3	158.2	384.8	317.0

Building Materials Distribution
Commodity	602.7	453.8	1,093.2	832.8
General line	392.9	341.6	708.1	617.4
Engineered wood products	218.2	185.3	404.8	346.2
	1,213.8	980.7	2,206.1	1,796.4
	$1,408.1	$1,138.9	$2,591.0	$2,113.4
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For six months ended June 30, 2018, approximately 73% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

(b)	As discussed in Note 3, Revenues, prior period amounts have not been adjusted under the modified retrospective method upon adoption of ASC Topic 606, Revenue from Contracts with Customers.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands)
Net sales by segment
Wood Products	$425,483	$350,277	$823,474	$675,934
Building Materials Distribution	1,213,783	980,706	2,206,164	1,796,389
Intersegment eliminations and other (a)	(231,134)	(192,044)	(438,665)	(358,941)
Total net sales	$1,408,132	$1,138,939	$2,590,973	$2,113,382

Segment operating income
Wood Products	$36,482	$15,395	$62,603	$22,783
Building Materials Distribution	47,713	34,509	80,101	54,474
Total segment operating income	84,195	49,904	142,704	77,257
Unallocated corporate and other	(10,139)	(7,405)	(16,844)	(13,633)
Income from operations	$74,056	$42,499	$125,860	$63,624
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2018, there have been no material changes to the above commitments disclosed in the 2017 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2018, there have been no material changes to the guarantees disclosed in the 2017 Form 10-K.

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

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have two reportable segments: (i) Wood Products, which manufactures engineered wood products (EWP), plywood, ponderosa pine lumber, and particleboard; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 12, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $74.1 million during the three months ended June 30, 2018, compared with income from operations of $42.5 million during the three months ended June 30, 2017. In our Wood Products segment, income increased $21.1 million to $36.5 million for the three months ended June 30, 2018, from $15.4 million for the three months ended June 30, 2017. The increase in segment income was due primarily to higher sales prices of plywood and EWP, offset partially by higher log costs, as well as OSB costs. In our Building Materials Distribution segment, income increased $13.2 million to $47.7 million for the three months ended June 30, 2018, from $34.5 million for the three months ended June 30, 2017, driven primarily by a gross margin increase of $27.8 million generated from a sales increase of 24%, offset partially by increased selling and distribution expenses of $12.7 million. These changes are discussed further in "Our Operating Results" below.

In second quarter 2018, BMD completed the acquisition of wholesale building material distribution locations in Nashville, Tennessee, and Medford, Oregon (collectively, the "Acquisitions"). The purchase price of the Acquisitions was $17.6 million, subject to post-closing adjustments based upon working capital targets. These distribution locations add to our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within these markets following the Acquisitions.

We ended second quarter 2018 with $210.0 million of cash and cash equivalents and $438.9 million of debt. At June 30, 2018, we had $395.4 million of unused committed bank line availability. We generated $32.9 million of cash during the six months ended June 30, 2018, as cash provided by operations was offset partially by funding the Acquisitions, capital spending, dividends on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of July 2018, the Blue Chip Economic Indicators consensus forecast for 2018 and 2019 single- and multi-family housing starts in the U.S. were 1.32 million and 1.35 million units, respectively, compared with actual housing starts of 1.20 million in 2017, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two thirds of total housing starts in recent years and are the primary driver of our sales.

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

Future commodity product pricing and commodity input costs could be volatile in response to industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. Commodity product pricing is currently above historical levels; however, prices have trended downward since the middle of June 2018. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(millions)
Sales	$1,408.1	$1,138.9	$2,591.0	$2,113.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,193.9	980.2	2,203.7	1,827.0
Depreciation and amortization	24.3	19.6	46.4	38.9
Selling and distribution expenses	96.8	82.3	180.2	156.0
General and administrative expenses	20.0	15.6	35.9	29.1
Other (income) expense, net	(1.0)	(1.2)	(1.1)	(1.3)
	1,334.1	1,096.4	2,465.1	2,049.8

Income from operations	$74.1	$42.5	$125.9	$63.6

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	84.8%	86.1%	85.1%	86.4%
Depreciation and amortization	1.7	1.7	1.8	1.8
Selling and distribution expenses	6.9	7.2	7.0	7.4
General and administrative expenses	1.4	1.4	1.4	1.4
Other (income) expense, net	(0.1)	(0.1)	—	(0.1)
	94.7%	96.3%	95.1%	97.0%

Income from operations	5.3%	3.7%	4.9%	3.0%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(thousands)
U.S. Housing Starts (a)
Single-family	257.9	237.6	452.7	419.0
Multi-family	94.9	89.8	188.6	175.7
	352.8	327.4	641.3	594.7

	(thousands)
Segment Sales
Wood Products	$425,483	$350,277	823,474	675,934
Building Materials Distribution	1,213,783	980,706	2,206,164	1,796,389
Intersegment eliminations	(231,134)	(192,044)	(438,665)	(358,941)
Total sales	$1,408,132	$1,138,939	$2,590,973	$2,113,382

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.8	4.7	9.6	9.2
I-joists (equivalent lineal feet)	68	65	131	126
Plywood (sq. ft.) (3/8" basis)	369	369	729	705
Lumber (board feet)	46	43	93	85

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.25	$16.65	$17.77	$16.64
I-joists (1,000 equivalent lineal feet)	1,220	1,091	1,200	1,103
Plywood (1,000 sq. ft.) (3/8" basis)	379	301	368	292
Lumber (1,000 board feet)	570	546	563	525

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	49.6%	46.3%	49.6%	46.4%
General line	32.4%	34.8%	32.1%	34.3%
Engineered wood	18.0%	18.9%	18.3%	19.3%

Gross margin percentage (b)	12.0%	12.1%	12.0%	11.8%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2018, total sales increased $269.2 million, or 24%, to $1,408.1 million from $1,138.9 million during the three months ended June 30, 2017. For the six months ended June 30, 2018, total sales increased by $477.6 million, or 23%, to $2,591.0 million from $2,113.4 million for the same period in the prior year. As described below, the improvement in sales was driven by the changes in sales volumes and prices for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2018, total U.S. housing starts increased 8%, with single-family starts up 9% from the same period in 2017. On a year-to-date basis through June 2018, total and single-family housing starts each increased 8% from the same period in 2017. Average composite panel and average composite lumber prices for the three months ended June 30, 2018, were 33% and 31% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the six months ended June 30, 2018, average composite panel and average composite lumber prices were up 32% and 29%, respectively, compared with the same period in the prior year. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $75.2 million, or 21%, to $425.5 million for the three months ended June 30, 2018, from $350.3 million for the three months ended June 30, 2017. The increase in sales was driven primarily by higher sales prices for plywood of 26%, resulting in increased sales of $28.7 million. In addition, sales prices for I-joists and laminated veneer lumber (LVL) increased 12% and 10%, respectively, resulting in increased sales of $8.8 million and $7.7 million, respectively. Sales volumes for I-joists and LVL increased 5% and 3%, respectively, resulting in increased sales of $3.9 million and $2.5 million, respectively. Increases in lumber sales volumes and prices of 7% and 4%, respectively, contributed $1.7 million and $1.1 million, respectively, to the improved sales. Sales volumes for plywood were relatively flat compared with the same period in the prior year. The increase in sales also includes the impact of adoption of the new revenue standard which resulted in increased "Sales" and "Materials, labor, and other operating expense (excluding depreciation)" of $6.5 million related to certain byproduct sales previously netted against these costs. For information related to the new revenue standard, see Note 3, Revenues, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

For the six months ended June 30, 2018, sales, including sales to our BMD segment, increased $147.5 million to $823.5 million from $675.9 million for the same period in the prior year. The increase in sales was driven primarily by higher sales prices and volumes for plywood of 26% and 3%, respectively, resulting in increased sales of $55.1 million and $6.8 million, respectively. In addition, sales prices for I-joists and LVL increased 9% and 7%, respectively, resulting in increased sales of $12.7 million and $10.9 million, respectively. Sales volumes of LVL and I-joists increased 5% and 4%, respectively, resulting in increased sales of $7.0 million and $5.2 million, respectively. Increases in lumber sales volumes and prices of 10% and 7%, respectively, contributed $4.4 million and $3.5 million, respectively, to the increase in sales. The increase in sales also includes the impact of adoption of the new revenue standard which resulted in increased "Sales" and "Materials, labor, and other operating expense (excluding depreciation)" of $13.2 million related to certain byproduct sales previously netted against these costs.

Building Materials Distribution.  Sales increased $233.1 million, or 24%, to $1,213.8 million for the three months ended June 30, 2018, from $980.7 million for the three months ended June 30, 2017. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 15% and 9%, respectively. By product line, commodity sales increased 33%, or $148.9 million; general line product sales increased 15%, or $51.3 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 18%, or $32.9 million.

During the six months ended June 30, 2018, sales increased $409.8 million, or 23%, to $2,206.2 million from $1,796.4 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 14% and 9%, respectively. By product line, commodity sales increased 31%, or $260.4 million; general line product sales increased 15%, or $90.8 million; and sales of EWP increased 17%, or $58.6 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $213.7 million, or 22%, to $1,193.9 million for the three months ended June 30, 2018, compared with $980.2 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes, as well as per-unit costs of logs and OSB (used in the manufacture of I-joists) of 14% and 13%, respectively, compared with second quarter 2017. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood

Products segment decreased by 470 basis points. The decrease in the MLO rate was primarily due to higher sales prices, resulting in improved leveraging of wood fiber and labor costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with second quarter 2017. Commodity products provide a lower gross margin percentage than that of EWP and general line products. Although BMD experienced gross margin improvement in all three product categories, commodity product sales grew at a faster pace than EWP and general line products, causing a 10 basis point increase in the BMD segment MLO rate.

For the six months ended June 30, 2018, materials, labor, and other operating expenses (excluding depreciation), increased $376.7 million, or 21%, to $2,203.7 million, compared with $1,827.0 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP and higher per-unit costs of logs and OSB of 13% and 15%, respectively, compared with the first half of 2017. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, the MLO rate in our Wood Products segment decreased by 420 basis points, which was primarily due to higher sales prices, resulting in improved leveraging of wood fiber and labor costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the first half of 2017. However, the BMD segment MLO rate improved 20 basis points compared with the first half of 2017 driven by improved margins on each of our primary product lines. This improvement in margins was offset partially by the fact that the lower margin commodity products represented a greater proportion of our total sales.

Depreciation and amortization expenses increased $4.7 million, or 24%, to $24.3 million for the three months ended June 30, 2018, compared with $19.6 million during the same period in the prior year. For the six months ended June 30, 2018, these expenses increased $7.5 million, or 19%, to $46.4 million, compared with $38.9 million in the same period in the prior year. The increase was due primarily to initiating depreciation on approximately $45 million of veneer and LVL related assets at our Roxboro, North Carolina EWP facility in fourth quarter 2017, as well as other capital expenditures.

Selling and distribution expenses increased $14.5 million, or 18%, to $96.8 million for the three months ended June 30, 2018, compared with $82.3 million during the same period in the prior year, due primarily to higher employee-related expenses and shipping and handling costs of $7.7 million and $4.0 million, respectively. During the six months ended June 30, 2018, selling and distribution expenses increased $24.2 million, or 16%, to $180.2 million, compared with $156.0 million during the same period in 2017, due primarily to higher employee-related expenses and shipping and handling costs of $13.6 million and $6.3 million, respectively. For both the three and six month periods, the cost increases were primarily a result of increased sales volumes and improved operating results in our BMD segment.

General and administrative expenses increased $4.4 million, or 28%, to $20.0 million for the three months ended June 30, 2018, compared with $15.6 million for the same period in the prior year, due primarily to higher employee-related expenses. For the six months ended June 30, 2018, general and administrative expenses increased $6.7 million, or 23%, to $35.9 million, compared with $29.1 million during the same period in 2017. The increases for both periods were primarily a result of higher employee-related expenses, particularly incentive compensation, due to improved operating results.

Income From Operations

Income from operations increased $31.6 million to $74.1 million for the three months ended June 30, 2018, compared with $42.5 million for the three months ended June 30, 2017. Income from operations increased $62.2 million to $125.9 million for the six months ended June 30, 2018, compared with $63.6 million for the six months ended June 30, 2017.

Wood Products.  Segment income increased $21.1 million to $36.5 million for the three months ended June 30, 2018, compared with $15.4 million for the three months ended June 30, 2017. The increase in segment income was due primarily to higher sales prices of plywood and EWP, offset partially by higher log costs, as well as OSB costs. In addition, depreciation and amortization expense, selling and distribution expenses, and general and administrative expenses increased $4.2 million, $1.8 million, and $1.5 million, respectively.

For the six months ended June 30, 2018, segment income increased $39.8 million to $62.6 million from $22.8 million for the six months ended June 30, 2017. The increase in segment income was due primarily to higher sales prices of plywood and EWP, offset partially by higher log costs, as well as OSB costs. In addition, depreciation and amortization expense, selling and distribution expenses, and general and administrative expenses increased $6.6 million, $2.2 million, and $2.3 million, respectively.

Building Materials Distribution.  Segment income increased $13.2 million to $47.7 million for the three months ended June 30, 2018, from $34.5 million for the three months ended June 30, 2017. The improvement in segment income was driven primarily by a gross margin increase of $27.8 million generated from a sales increase of 24%, offset partially by increased selling and distribution expenses of $12.7 million.

For the six months ended June 30, 2018, segment income increased $25.6 million to $80.1 million from $54.5 million for the six months ended June 30, 2017. The improvement in segment income was driven primarily by a gross margin increase of $51.0 million generated from a sales increase of 23%, offset partially by increased selling and distribution expenses of $22.1 million.

Corporate and Other.  Unallocated corporate expenses increased $2.7 million to $10.1 million for the three months ended June 30, 2018, from $7.4 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, unallocated corporate expenses increased $3.2 million to $16.8 million from $13.6 million for the six months ended June 30, 2017. The increases for both periods were primarily a result of higher employee-related expenses, particularly incentive compensation, due to improved operating results.

Other

Pension expense (excluding service costs). On April 25, 2018, Boise Cascade transferred $151.8 million of its pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately one-third of Boise Cascade’s U.S. qualified pension plan projected benefit obligations. As a result of the transaction, the Company recognized a non-cash pension settlement charge of $12.0 million during the three months ended June 30, 2018. For additional information related to the transfer of pension plan assets, see Note 8, Retirement and Benefit Plans, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

On December 22, 2017, the Tax Act was enacted by the U.S. government. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. For the three and six months ended June 30, 2018, we recorded $13.8 million and $23.6 million, respectively, of income tax expense and had an effective rate of 24.9% and 23.0%, respectively. For the three months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the six months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset partially by excess tax benefits of vested share-based payment awards. During the three and six months ended June 30, 2017, we recorded $13.1 million and $18.2 million, respectively, of income tax expense and had an effective rate of 37.2% and 36.1%, respectively. The primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes. For additional information related to the Tax Act, see Note 4, Income Taxes, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Industry Mergers and Acquisitions

On March 12, 2018, BlueLinx Holdings Inc. (BlueLinx) announced an agreement to acquire Cedar Creek. BlueLinx and Cedar Creek are national and regional wholesale distributors of building products and competitors to our Building Materials Distribution segment. The acquisition was completed on April 13, 2018.

Liquidity and Capital Resources

We ended second quarter 2018 with $210.0 million of cash and cash equivalents and $438.9 million of debt. At June 30, 2018, we had $605.4 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $32.9 million of cash during the six months ended June 30, 2018, as cash provided by operations was offset partially by funding the Acquisitions, capital spending, dividends on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six month comparative periods are noted below.

During third quarter 2018, we expect to make discretionary cash contributions to our qualified defined benefit pension plan in the amount of $20.0 million. In addition, on August 2, 2018, our board of directors declared a quarterly dividend of $0.07 per share, as well as an additional dividend of $1.00 per share, on our common stock payable on September 17, 2018, to stockholders of record on August 31, 2018.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2018 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2018	2017
	(thousands)
Net cash provided by operations	$88,336	$31,478
Net cash used for investment	(45,583)	(27,711)
Net cash used for financing	(9,882)	(3,032)

Operating Activities

For the six months ended June 30, 2018, our operating activities generated $88.3 million of cash, compared with $31.5 million of cash generated in the same period in 2017. The $56.9 million increase in cash provided by operations was due primarily to a $62.2 million improvement in income from operations. This increase was offset partially by a $70.0 million increase in working capital during the six months ended June 30, 2018, compared with a $54.1 million increase for the same period in the prior year, as well as an increase in cash paid for taxes, net of refunds received, of $4.0 million. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 43% and 45%, comparing sales for the months of June 2018 and 2017 with sales for the months of December 2017 and 2016, respectively. The increase in accounts payable and accrued liabilities provided $134.5 million of cash during the six months ended June 30, 2018, compared with $114.9 million in the same period a year ago.
During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the six months ended June 30, 2018 and 2017, we used $28.3 million and $29.6 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2018, we used $17.6 million for the Acquisitions. These distribution locations add to our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within these markets following the Acquisitions. Excluding acquisitions, we expect capital expenditures in 2018 to total approximately $75 million to $85 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases.

Financing Activities

During the six months ended June 30, 2018, our financing activities used $9.9 million of cash, including $5.5 million for common stock dividend payments and $5.1 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2018, we also borrowed $7.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At June 30, 2018, we had no borrowings outstanding under the revolving credit facility.

During the six months ended June 30, 2017, our financing activities used $3.0 million of cash, which primarily included $2.9 million of tax withholding payments on stock-based awards. We also borrowed $366.4 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At June 30, 2017, we had no borrowings outstanding under the revolving credit facility.

For more information related to our debt structure and dividend policy, see the discussion in Note 7, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2017.

Off-Balance-Sheet Activities

At June 30, 2018, and December 31, 2017, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2018, there have been no material changes to the guarantees disclosed in our 2017 Form 10-K.

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

Employees

As of July 29, 2018, we had approximately 6,570 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of July 29, 2018, we had nine collective bargaining agreements. The agreement covering approximately 95 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. We could also experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of June 30, 2018, there have been no material changes to financial market risks disclosed in our 2017 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. At June 30, 2018, there have been no material changes to our critical accounting estimates from those disclosed in our 2017 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. As of June 30, 2018, there have been no material changes in our exposure to market risk from those disclosed in our 2017 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of June 30, 2018, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in other documents we file with the Securities and Exchange Commission. During the six months ended June 30, 2018, there have been no material changes to the risk factors presented in "Item 1A. Risk Factors" in our 2017 Form 10-K. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2018

Number	Description

10.1	Boise Cascade Company 2019 Deferred Compensation Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 3, 2018