Form 10-Q
period 2018-09-30
BOISE CASCADE Co
filed 2018-11-06
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

There were 38,908,767 shares of the registrant's common stock, $0.01 par value per share, outstanding on November 2, 2018.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands, except per-share data)
Sales	$1,338,512	$1,226,644	$3,929,485	$3,340,026

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,163,020	1,045,742	3,366,716	2,872,711
Depreciation and amortization	23,881	19,686	70,288	58,631
Selling and distribution expenses	93,395	87,520	273,592	243,509
General and administrative expenses	16,891	16,460	52,754	45,589
Other (income) expense, net	10,870	1,138	9,820	(135)
	1,308,057	1,170,546	3,773,170	3,220,305

Income from operations	30,455	56,098	156,315	119,721

Foreign currency exchange gain (loss)	163	90	(272)	131
Pension expense (excluding service costs)	(11,778)	(90)	(24,402)	(170)
Interest expense	(6,585)	(6,295)	(19,527)	(19,150)
Interest income	500	167	1,001	254
Change in fair value of interest rate swaps	279	(33)	2,419	(462)
	(17,421)	(6,161)	(40,781)	(19,397)

Income before income taxes	13,034	49,937	115,534	100,324
Income tax (provision) benefit	814	(18,276)	(22,811)	(36,489)
Net income	$13,848	$31,661	$92,723	$63,835

Weighted average common shares outstanding:
Basic	38,998	38,660	38,920	38,601
Diluted	39,461	39,139	39,397	38,962

Net income per common share:
Basic	$0.36	$0.82	$2.38	$1.65
Diluted	$0.35	$0.81	$2.35	$1.64

Dividends declared per common share	$1.07	$—	$1.21	$—

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands)
Net income	$13,848	$31,661	$92,723	$63,835
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of ($983), $-, $2,400 and $-, respectively	(2,891)	—	7,066	—
Amortization of actuarial loss, net of tax of $39, $170, $337 and $479, respectively	112	271	991	766
Effect of settlements, net of tax of $2,853, $-, $5,897 and $-, respectively	8,399	—	17,358	—
Other comprehensive income, net of tax	5,620	271	25,415	766
Comprehensive income	$19,468	$31,932	$118,138	$64,601

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2018	December 31, 2017
	(thousands)
ASSETS
Current
Cash and cash equivalents	$181,342	$177,140
Receivables
Trade, less allowances of $1,257 and $945	312,659	246,452
Related parties	435	345
Other	15,584	9,380
Inventories	559,443	476,673
Prepaid expenses and other	35,178	22,582
Total current assets	1,104,641	932,572

Property and equipment, net	552,666	565,792
Timber deposits	13,806	13,503
Goodwill	59,409	55,433
Intangible assets, net	17,104	15,066
Deferred income taxes	8,736	9,064
Other assets	15,272	15,763
Total assets	$1,771,634	$1,607,193

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2018	December 31, 2017
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$302,829	$233,562
Related parties	1,503	1,225
Accrued liabilities
Compensation and benefits	83,778	84,246
Interest payable	1,833	6,742
Other	77,953	55,786
Total current liabilities	467,896	381,561

Debt
Long-term debt	439,149	438,312

Other
Compensation and benefits	49,485	75,439
Deferred income taxes	26,878	16,454
Other long-term liabilities	40,464	20,878
	116,827	112,771

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,076 and 43,748 shares issued, respectively	441	437
Treasury stock, 5,167 shares at cost	(133,979)	(133,979)
Additional paid-in capital	526,716	523,550
Accumulated other comprehensive loss	(51,287)	(76,702)
Retained earnings	405,871	361,243
Total stockholders' equity	747,762	674,549
Total liabilities and stockholders' equity	$1,771,634	$1,607,193

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2018	2017
	(thousands)
Cash provided by (used for) operations
Net income	$92,723	$63,835
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	71,832	60,097
Stock-based compensation	6,893	6,931
Pension expense	25,000	1,074
Deferred income taxes	883	6,019
Change in fair value of interest rate swaps	(2,419)	462
Other	8,695	(125)
Decrease (increase) in working capital, net of acquisitions
Receivables	(64,261)	(110,646)
Inventories	(88,073)	(26,413)
Prepaid expenses and other	(2,736)	(2,389)
Accounts payable and accrued liabilities	83,204	108,099
Pension contributions	(21,566)	(1,666)
Income taxes payable	6,991	11,051
Other	2,655	807
Net cash provided by operations	119,821	117,136

Cash provided by (used for) investment
Expenditures for property and equipment	(47,705)	(48,060)
Acquisitions of businesses and facilities	(17,532)	—
Proceeds from sales of assets and other	835	2,089
Net cash used for investment	(64,402)	(45,971)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	7,500	410,400
Payments of long-term debt, including revolving credit facility	(7,500)	(410,400)
Tax withholding payments on stock-based awards	(5,135)	(2,901)
Dividends paid on common stock	(47,113)	—
Proceeds from the exercise of stock options	1,412	613
Other	(381)	(670)
Net cash used for financing	(51,217)	(2,958)

Net increase in cash and cash equivalents	4,202	68,207

Balance at beginning of the period	177,140	103,978

Balance at end of the period	$181,342	$172,185

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2018, and December 31, 2017, we had $9.3 million and $6.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Leases

We lease a portion of our distribution centers as well as other property and equipment under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising. Rental expense for operating leases was $4.6 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $13.8 million and $14.4 million for the nine months ended September 30, 2018 and 2017, respectively. Sublease rental income was not material in any of the periods presented.

We also have leases of certain distribution centers recorded as capital leases. During the nine months ended September 30, 2018, we recorded two new capital leases for distribution centers with initial lease terms 13 and 20 years, respectively, in the amount of $18.9 million, which represents non-cash investing and financing activities. At September 30, 2018, and December 31, 2017, we had $22.1 million and $3.9 million, respectively, of capital lease obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

Inventories

Inventories included the following (work in process is not material):

	September 30, 2018 (a)	December 31, 2017
	(thousands)
Finished goods and work in process	$473,584	$377,266
Logs	46,307	57,229
Other raw materials and supplies	39,552	42,178
	$559,443	$476,673
___________________________________

(a)	As of September 30, 2018, certain inventories have been classified as assets held for sale and excluded from these inventory balances. For more information, see Note 6, Assets Held for Sale.

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2018 (a)	December 31, 2017
	(thousands)
Land	$39,307	$38,606
Buildings (b)	159,844	144,404
Improvements	58,720	55,267
Mobile equipment, information technology, and office furniture	151,939	138,245
Machinery and equipment	641,513	659,708
Construction in progress	25,018	23,303
	1,076,341	1,059,533
Less accumulated depreciation	(523,675)	(493,741)
	$552,666	$565,792
___________________________________

(a)
As of September 30, 2018, certain property and equipment have been classified as assets held for sale and excluded from these property and equipment balances. For more information, see Note 6, Assets Held for Sale.

(b)	Capital lease assets are included in the 'Buildings' asset class.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. For a description of the impairment loss recorded during the three months ended September 30, 2018, see Note 6, Assets Held for Sale.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2018, and December 31, 2017, we held $139.9 million and $137.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2018, and December 31, 2017, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $356.1 million and $369.3 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

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

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At September 30, 2018, and December 31, 2017, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our term loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt is within our management strategy as we have partially funded seasonal and intra-month working capital requirements from borrowings under our revolving credit facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $125.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $75.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2018, and December 31, 2017, we recorded long-term assets of $7.2 million and $4.7 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2018, receivables from two customers accounted for approximately 13% and 12%, respectively, of total receivables. At December 31, 2017, receivables from two customers accounted for approximately 15% and 12%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The guidance aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effects of this ASU on our financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to defined benefit pension and other postretirement plans. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective retrospectively for annual reporting periods ending after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this ASU on our disclosures in the notes to our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to recurring and nonrecurring fair value measurements. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effects of this ASU on our disclosures in the notes to our financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU add various Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (Tax Act) (SAB 118). The SEC issued SAB 118 to address concerns about reporting entities' ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. See Note 4, Income Taxes, for our assessment of the income tax effects of the Tax Act.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We anticipate adopting this ASU by the end of fourth quarter 2018 and do not expect the adoption of this guidance to have a material effect on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. We adopted the standard in first quarter 2018, which resulted in a change in our income from operations in an amount equal to the other components of net periodic pension cost, which was offset by a corresponding change outside of income from operations. The amount recorded outside of income from operations is presented in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations. The components of net periodic cost are shown in Note 9, Retirement and Benefit Plans.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize a right-of-use (ROU) asset and an associated lease liability on the balance sheet for all leases (whether operating or finance leases) with a term longer than 12 months. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the ROU asset, similar to accounting for capital leases under current GAAP. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We do not expect to elect the use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

The adoption of this ASU will result in a material increase to our balance sheet for lease liabilities and ROU assets for operating leases, substantially all of which are real estate leases. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending our analysis of existing lease contracts. We are in the process of implementing changes to our systems and control processes in conjunction with our review of existing lease agreements and anticipate these changes will go into effect when we adopt this standard. We are also in the process of evaluating the impact on our lease disclosures, but anticipate additional required disclosure. We will continue to monitor potential changes to Topic 842 that have been proposed by the FASB and assess any necessary changes to the implementation process as the guidance is updated.

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

Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments include removing the requirement to disclose the historical and pro forma ratio of earnings to fixed charges and the related exhibit, as well as, replacing the requirement to disclose the high and low trading prices of our common stock with a requirement to disclosure the ticker symbol of our common stock. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares. This final rule is effective 30 days after publication in the Federal Register. The final rule was not yet published in the Federal Register as of the date of this Quarterly Report on Form 10-Q. However, on September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule (first quarter 2019 for a calendar year-end company). We are currently evaluating the impact of this guidance on our disclosures.

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

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of Topic 606. However, the new revenue standard provides new guidance that resulted in reclassifications between "Sales" and "Materials, labor, and other operating expenses (excluding depreciation)" and "Selling and distribution expenses" for certain byproduct sales and restocking fees previously netted against these costs. The impact of the reclassifications to revenues and expenses for the three and nine months ended September 30, 2018 was an increase of $6.7 million and $20.7 million, respectively, as a result of applying Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard. The new revenue standard also provides new guidance that resulted in a reclassification between trade receivables and accrued liabilities.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and balance sheet was as follows:

	Three months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
STATEMENT OF OPERATIONS
Sales	$1,338,512	$1,331,788	$6,724
Materials, labor, and other operating expenses (excluding depreciation)	1,163,020	1,156,903	6,117
Selling and distribution expenses	93,395	92,788	607

	Nine months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
STATEMENT OF OPERATIONS
Sales	$3,929,485	$3,908,778	$20,707
Materials, labor, and other operating expenses (excluding depreciation)	3,366,716	3,347,412	19,304
Selling and distribution expenses	273,592	272,189	1,403

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
BALANCE SHEET
Assets
Receivables, trade	$312,659	$310,959	$1,700

Liabilities
Accrued liabilities, other	77,953	76,253	1,700

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 13, Segment Information.

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

Rebates and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2018, and December 31, 2017, we had $61.3 million and $45.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We estimate the expected cash discounts based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. We believe that there will not be significant changes to our estimates of variable consideration.

Shipping and Handling

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $42.8 million and $37.9 million, for the three months ended September 30, 2018, and 2017, respectively, and $117.1 million and $101.5 million for the nine months ended September 30, 2018 and 2017, respectively, are included in "Selling and distribution expenses". In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

4.    Income Taxes

For the three months ended September 30, 2018, we recorded $0.8 million of income tax benefit on $13.0 million of income before income taxes, resulting in a negative effective rate of 6.2%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up, including the remeasurement of deferred income taxes to the new federal statutory rate of 21%, offset partially by the effect of state taxes. The remeasurement of deferred income taxes includes a $3.8 million discrete tax benefit, which mostly relates to a $20.0 million discretionary pension contribution made during the current period, for which we received a tax deduction at the 2017 federal income tax rate. For the nine months ended September 30, 2018, we recorded $22.8 million of income tax expense and had an effective rate of 19.7%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up on the remeasurement of deferred income taxes to the new federal statutory rate of 21% and the excess tax benefits of vested share-based payment awards, offset partially by the effect of state taxes. During the three and nine months ended September 30, 2017, we recorded $18.3 million and $36.5 million, respectively, of income tax expense and had an effective rate of 36.6% and 36.4%, respectively. The primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes.

During the nine months ended September 30, 2018 and 2017, cash paid for taxes, net of refunds received, were $14.4 million and $15.3 million, respectively.

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

As of September 30, 2018, we have completed our assessment of the effects of the Tax Act on our financial statements. In connection with our analysis of the Tax Act, we recorded a discrete tax benefit of $8.1 million during the year ended December 31, 2017, and an additional discrete tax benefit of $3.8 million during third quarter 2018.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands, except per-share data)
Net income	$13,848	$31,661	$92,723	$63,835
Weighted average common shares outstanding during the period (for basic calculation)	38,998	38,660	38,920	38,601
Dilutive effect of other potential common shares	463	479	477	361
Weighted average common shares and potential common shares (for diluted calculation)	39,461	39,139	39,397	38,962

Net income per common share - Basic	$0.36	$0.82	$2.38	$1.65
Net income per common share - Diluted	$0.35	$0.81	$2.35	$1.64

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in both the three months ended September 30, 2018 and 2017, and 0.1 million and 0.2 million shares of common stock, respectively, in the nine months ended September 30, 2018 and 2017. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

6.	Assets Held For Sale

On September 10, 2018, we entered into an agreement to sell two lumber mills and a particleboard plant located in Northeast Oregon to Woodgrain Millwork (the "Sale"). These facilities generated net sales and operating loss of approximately $66.2 million and $0.4 million, respectively, during the nine months ended September 30, 2018, and net sales and operating income of approximately $62.3 million and $0.6 million, respectively, during the nine months ended September 30, 2017. These results are included in the operating results of our Wood Products segment.

On November 2, 2018, we closed on the Sale and received proceeds of $15.0 million, which is subject to final adjustment per the terms of the agreement. The disposal group met the criteria to be classified as held for sale during the three months ended September 30, 2018. Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded a pre-tax impairment loss of $10.4 million during the three months ended September 30, 2018, recorded in "Other (income) expense, net" in our Consolidated Statements of Operations. The impairment loss includes the write-down of property and equipment and related spare parts inventory, as well as $1.0 million of goodwill allocated to the disposal group. The value of assets held for sale was based on current market conditions and the expected proceeds from the sale of the assets (Level 3 inputs). As a result of the Sale, we also recorded severance related expenses of $0.6 million in "Other (income) expense, net" in our Consolidated Statements of Operations.

The assets held for sale, recorded in "Prepaid expenses and other" on our Consolidated Balance Sheets, include the following:

September 30, 2018
(thousands)
Assets held for sale
Inventories	$9,547
Property and equipment	5,500
Total assets held for sale	$15,047

7.	Acquisitions

During second quarter 2018, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of wholesale building material distribution locations in Nashville, Tennessee, and Medford, Oregon (collectively, the "Acquisitions"). The purchase price of the Acquisitions was $17.5 million, including a post-closing adjustment of less than $0.1 million based upon a working capital target. The company funded the Acquisitions with cash on hand. These distribution locations add to our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within these markets following the Acquisitions.

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

The following table summarizes the final allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the acquisition dates:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$4,021
Inventories	7,310
Property and equipment	1,417
Intangible assets:
Customer relationships	2,700
Goodwill	4,976
Assets acquired	20,424

Accounts payable and accrued liabilities	1,895
Deferred income taxes	997
Liabilities assumed	2,892

Net assets acquired	$17,532

8.	Debt

Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(5,851)	(6,688)
Long-term debt	$439,149	$438,312

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2018, was $365.4 million.

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

At both September 30, 2018, and December 31, 2017, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the nine months ended September 30, 2018, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $3.7 million, respectively, and the average interest rate on borrowings was approximately 3.12%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the nine months ended September 30, 2018, the average interest rate on the ABL Term Loan was approximately 3.62%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 2.9% during the nine months ended September 30, 2018.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the nine months ended September 30, 2018, the average interest rate on the Term Loan was approximately 3.75%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 3.0%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the nine months ended September 30, 2018 and 2017, cash payments for interest were $22.7 million and $22.5 million, respectively.

9.    Retirement and Benefit Plans

Our plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan. On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our qualified defined benefit pension plan (Pension Plan) assets to The Prudential Insurance Company of America (Prudential) for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments for over 60%of our U.S. qualified pension plan projected benefit obligations.

As a result of the transfers of pension plan assets, we remeasured the Pension Plan on April 25, 2018, and August 10, 2018, and recorded settlement expense in second and third quarters 2018 of $12.0 million and $11.3 million, respectively. For the second quarter remeasurement, we recorded an actuarial gain of $13.3 million. The actuarial gain was the result of an increase in discount rate from 3.40% at December 31, 2017, to 4.05% at April 25, 2018, offset partially by lower than expected returns on plan assets through April 25, 2018, and a loss from the annuitization. For the third quarter remeasurement, we recorded an actuarial loss of $3.9 million. The actuarial loss was the result of a decrease in discount rate from 4.05% at April 25, 2018 to 3.95% at August 10, 2018 and a loss from the annuitization, offset partially by higher than expected returns on plan assets through August 10, 2018. In conjunction with the transactions, we also made a discretionary pension contribution of $20.0 million in third quarter 2018, for which we received a tax deduction at the 2017 federal income tax rate.

Due to the transfer of pension plan assets and the discretionary pension contribution, we have rebalanced our plan assets to invest mostly in long duration fixed income securities whose duration profile will closely match the Pension Plan’s remaining liability profile going forward. At the same time, we also updated our long-term asset return expectations for each asset class held by the pension plan. As a result of the asset allocation shift and updated view of asset return expectations, the weighted average expected return on plan assets we will use for the remainder of 2018 in our calculation of net periodic benefit cost is 3.85%, down from 4.50% used prior to the August 10, 2018 remeasurement and 4.75% used prior to the April 25, 2018, remeasurement.

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands)
Service cost	$196	$301	$598	$903
Interest cost	2,278	4,392	9,602	13,150
Expected return on plan assets	(1,903)	(4,743)	(9,783)	(14,224)
Amortization of actuarial loss	151	441	1,328	1,245
Plan settlement loss	11,252	—	23,255	—
Net periodic benefit expense	$11,974	$391	$25,000	$1,074

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

During the nine months ended September 30, 2018, we contributed $21.6 million in cash to the pension plans, of which $20.0 million was discretionary. For the remainder of 2018, we expect to make approximately $4.5 million in cash contributions to the pension plans, of which $4.0 million is to repurchase of one of the real property locations we contributed to our qualified defined benefit pension plan. For information related to the contribution of properties to our qualified defined benefit pension plan, see Note 9, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K.

10.	Stock-Based Compensation

In February 2018 and 2017, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2018, we granted 78,976 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2018 return on invested capital (ROIC), determined in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2018 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the nine months ended September 30, 2018 and 2017, we granted an aggregate of 99,087 and 214,035 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions.

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

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2018 and 2017, the total fair value of PSUs and RSUs vested was $15.4 million and $8.4 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2018:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	487,160	$20.76	403,252	$23.06
Granted	78,976	43.05	99,087	43.08
Performance condition adjustment (a)	67,835	27.05	—	—
Vested	(187,606)	20.20	(199,414)	23.47
Forfeited	(14,027)	26.26	(11,738)	26.13
Outstanding, September 30, 2018	432,338	$25.88	291,187	$29.47
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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands)
PSUs	$945	$1,297	$3,263	$3,312
RSUs	1,217	1,191	3,630	3,619
Total	$2,162	$2,488	$6,893	$6,931

The related tax benefit for the nine months ended September 30, 2018 and 2017, was $1.7 million and $2.7 million, respectively. As of September 30, 2018, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $11.4 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

11.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During each of the first, second, and third quarters of 2018, we declared and paid a dividend of $0.07 per share of our common stock. We also declared and paid an additional dividend of $1.00 per share of common stock during third quarter 2018. As such, we paid $47.1 million of dividends to shareholders during the nine months ended September 30, 2018. We did not declare or pay any cash dividends on our common stock during the nine months ended September 30, 2017. On November 2, 2018, our board of directors declared a quarterly dividend of $0.09 per share on our common stock payable on December 17, 2018, to stockholders of record on December 3, 2018. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 8, Debt.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands)
Beginning balance, net of taxes	$(56,907)	$(82,517)	$(76,702)	$(83,012)
Net actuarial gain (loss), before taxes	(3,874)	—	9,466	—
Amortization of actuarial loss, before taxes (a)	151	441	1,328	1,245
Effect of settlements, before taxes (a)	11,252	—	23,255	—
Income taxes	(1,909)	(170)	(8,634)	(479)
Ending balance, net of taxes	$(51,287)	$(82,246)	$(51,287)	$(82,246)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.1 million and $3.8 million, respectively, during the three months ended September 30, 2018 and 2017, and $13.0 million and $13.3 million, respectively, during the nine months ended September 30, 2018 and 2017. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $22.4 million and $23.9 million, respectively, during the three months ended September 30, 2018 and 2017, and $65.4 million and $66.3 million, respectively, during the nine months ended September 30, 2018 and 2017. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(millions)
Wood Products (a)
LVL	$9.2	$10.9	$32.5	$36.2
I-joists	8.5	7.9	26.3	26.7
Other engineered wood products	7.3	6.1	19.6	16.5
Plywood and veneer	82.8	92.4	266.5	244.0
Lumber	20.3	22.9	70.2	66.4
Byproducts (b)	23.8	13.7	68.7	41.0
Particleboard	10.6	12.2	33.3	34.7
Other	16.7	14.9	46.9	32.6
	179.2	181.0	564.1	498.1

Building Materials Distribution
Commodity	554.8	505.6	1,648.0	1,338.4
General line	385.8	354.4	1,093.9	971.7
Engineered wood products	218.6	185.7	623.4	531.8
	1,159.3	1,045.6	3,365.4	2,842.0
	$1,338.5	$1,226.6	$3,929.5	$3,340.0
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the nine months ended September 30, 2018, approximately 73% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

(b)	As discussed in Note 3, Revenues, prior period amounts have not been adjusted under the modified retrospective method upon adoption of ASC Topic 606, Revenue from Contracts with Customers.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands)
Net sales by segment
Wood Products	$402,672	$366,920	$1,226,146	$1,042,854
Building Materials Distribution	1,159,304	1,045,646	3,365,468	2,842,035
Intersegment eliminations and other (a)	(223,464)	(185,922)	(662,129)	(544,863)
Total net sales	$1,338,512	$1,226,644	$3,929,485	$3,340,026

Segment operating income
Wood Products (b)	$13,929	$24,027	$76,532	$46,810
Building Materials Distribution	23,504	39,379	103,605	93,853
Total segment operating income	37,433	63,406	180,137	140,663
Unallocated corporate and other	(6,978)	(7,308)	(23,822)	(20,942)
Income from operations	$30,455	$56,098	$156,315	$119,721
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)
Wood Products segment operating income for the three and nine months ended September 30, 2018, includes an impairment loss of $10.4 million upon classifying certain Wood Products facilities in Northeast Oregon as held for sale. For additional information, see Note 6, Assets Held For Sale.

14.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2018, there have been no material changes to the above commitments disclosed in the 2017 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2018, there have been no material changes to the guarantees disclosed in the 2017 Form 10-K.

15.     Subsequent Events

On November 2, 2018, the Company made a decision to permanently curtail LVL production at our Roxboro, North Carolina facility by December 31, 2018. After extended efforts to improve the throughput and cost position of LVL production at Roxboro, we have concluded that we would be unable to reduce manufacturing costs to an acceptable level. Roxboro will continue to produce I-joists. We expect to record approximately $60 million of charges during fourth quarter 2018, substantially all of which will be to fully depreciate the curtailed LVL production assets.

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

Executive Overview

We recorded income from operations of $30.5 million during the three months ended September 30, 2018, compared with income from operations of $56.1 million during the three months ended September 30, 2017. In our Wood Products segment, income decreased $10.1 million to $13.9 million for the three months ended September 30, 2018, from $24.0 million for the three months ended September 30, 2017. The decrease in segment income was due primarily to an impairment loss as discussed below, as well as higher log costs, offset by higher sales prices of plywood and EWP. In our Building Materials Distribution segment, income decreased $15.9 million to $23.5 million for the three months ended September 30, 2018, from $39.4 million for the three months ended September 30, 2017, driven primarily by a gross margin decrease of $10.3 million resulting from a sharp decline in commodity prices during third quarter 2018, as well as increased selling and distribution expenses of $5.7 million. These changes are discussed further in "Our Operating Results" below.

On September 10, 2018, Wood Products entered into an agreement to sell two lumber mills and a particleboard plant located in Northeast Oregon to Woodgrain Millwork. As a result, we recorded an impairment loss of $10.4 million in third quarter 2018 upon classifying the related assets as held for sale. For additional information, see Note 6, Assets Held For Sale, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

We ended third quarter 2018 with $181.3 million of cash and cash equivalents and $439.1 million of debt. At September 30, 2018, we had $395.4 million of unused committed bank line availability. We generated $4.2 million of cash during the nine months ended September 30, 2018, as cash provided by operations (net of $21.6 million in pension contributions) was offset partially by funding the Acquisitions, capital spending, dividends on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the nine month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of October 2018, the Blue Chip Economic Indicators consensus forecast for 2018 and 2019 single- and multi-family housing starts in the U.S. were 1.28 million and 1.32 million units, respectively, compared with actual housing starts of 1.20 million in 2017, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two-thirds of total housing starts in recent years and are the primary driver of our sales.

Although we believe U.S. demographics are supportive of further recovery in housing starts, we expect only modest residential construction growth due to constraints faced by builders, such as availability of labor and building lots. The pace of household formation rates and residential repair-and-remodeling activity will be affected by continued employment growth, wage growth, prospective home buyers' access to and cost of financing, housing affordability, improved consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction.

Future commodity product pricing and commodity input costs could be volatile in response to industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. Commodity product pricing was above historical levels in the first half of 2018; however, prices sharply declined during third quarter 2018 and continued to trend downward through October 2018. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices.

On November 2, 2018, the Company made a decision to permanently curtail laminated veneer lumber (LVL) production at our Roxboro, North Carolina facility by December 31, 2018. After extended efforts to improve the throughput and cost position of LVL production at Roxboro, we have concluded that we would be unable to reduce manufacturing costs to an acceptable level. Roxboro will continue to produce I-joists and we anticipate no impact on our customers from the laminated veneer lumber curtailment, as we have additional capacity and expansion opportunities at our Alexandria, Louisiana, and Thorsby, Alabama, EWP facilities that allow us to maintain our current service profile and also support future growth. We expect to record approximately $60 million of charges during fourth quarter 2018, substantially all of which will be to fully depreciate the curtailed LVL production assets.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(millions)
Sales	$1,338.5	$1,226.6	$3,929.5	$3,340.0

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,163.0	1,045.7	3,366.7	2,872.7
Depreciation and amortization	23.9	19.7	70.3	58.6
Selling and distribution expenses	93.4	87.5	273.6	243.5
General and administrative expenses	16.9	16.5	52.8	45.6
Other (income) expense, net	10.9	1.1	9.8	(0.1)
	1,308.1	1,170.5	3,773.2	3,220.3

Income from operations	$30.5	$56.1	$156.3	$119.7

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.9%	85.3%	85.7%	86.0%
Depreciation and amortization	1.8	1.6	1.8	1.8
Selling and distribution expenses	7.0	7.1	7.0	7.3
General and administrative expenses	1.3	1.3	1.3	1.4
Other (income) expense, net	0.8	0.1	0.2	—
	97.7%	95.4%	96.0%	96.4%

Income from operations	2.3%	4.6%	4.0%	3.6%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(thousands)
U.S. Housing Starts (a)
Single-family	235.6	230.0	687.7	649.0
Multi-family	95.0	89.3	284.5	265.0
	330.6	319.3	972.2	914.0

	(thousands)
Segment Sales
Wood Products	$402,672	$366,920	$1,226,146	$1,042,854
Building Materials Distribution	1,159,304	1,045,646	3,365,468	2,842,035
Intersegment eliminations	(223,464)	(185,922)	(662,129)	(544,863)
Total sales	$1,338,512	$1,226,644	$3,929,485	$3,340,026

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.5	4.1	14.1	13.3
I-joists (equivalent lineal feet)	61	57	192	183
Plywood (sq. ft.) (3/8" basis)	368	405	1,097	1,110
Lumber (board feet)	34	44	127	129

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.33	$17.22	$17.95	$16.82
I-joists (1,000 equivalent lineal feet)	1,261	1,157	1,220	1,120
Plywood (1,000 sq. ft.) (3/8" basis)	357	324	364	304
Lumber (1,000 board feet)	623	553	579	535

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	47.9%	48.3%	49.0%	47.1%
General line	33.2%	33.9%	32.5%	34.2%
Engineered wood	18.9%	17.8%	18.5%	18.7%

Gross margin percentage (b)	10.3%	12.4%	11.4%	12.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2018, total sales increased $111.9 million, or 9%, to $1,338.5 million from $1,226.6 million during the three months ended September 30, 2017. For the nine months ended September 30, 2018, total sales increased by $589.5 million, or 18%, to $3,929.5 million from $3,340.0 million for the same period in the prior year. As described below, the improvement in sales was driven by the changes in sales volumes and prices for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2018, total U.S. housing starts increased 4%, with single-family starts up 2% from the same period in 2017. On a year-to-date basis through September 2018, total and single-family housing starts each increased 6% from the same period in 2017. Average composite lumber and average composite panel prices for the three months ended September 30, 2018, were 12% and 5% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2018, average composite lumber and average composite panel prices were up 23% and 22%, respectively, compared with the same period in the prior year. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, increased $35.8 million, or 10%, to $402.7 million for the three months ended September 30, 2018, from $366.9 million for the three months ended September 30, 2017. The increase in sales was driven primarily by higher sales prices for plywood of 10%, resulting in increased sales of $12.2 million. In addition, sales prices for I-joists and LVL increased 9% and 6%, respectively, resulting in increased sales of $6.4 million and $5.0 million, respectively. Sales volumes for LVL and I-joists increased 9% and 8%, respectively, resulting in increased sales of $6.3 million and $5.2 million, respectively. An increase in lumber sales prices of 13% contributed $2.4 million to the improved sales. The increase in sales also includes the impact of adoption of the new revenue standard which resulted in increased "Sales" and "Materials, labor, and other operating expense (excluding depreciation)" of $6.1 million related to certain byproduct sales previously netted against costs. For information related to the new revenue standard, see Note 3, Revenues, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. These increases were offset partially by decreases in plywood and lumber sales volumes of 9% and 23%, respectively, or $12.0 million and $5.6 million in sales, respectively.

For the nine months ended September 30, 2018, sales, including sales to our BMD segment, increased $183.3 million, or 18%, to $1,226.1 million from $1,042.9 million for the same period in the prior year. The increase in sales was driven primarily by higher sales prices for plywood of 20%, resulting in increased sales of $66.3 million. In addition, sales prices for I-joists and LVL increased 9% and 7%, respectively, resulting in increased sales of $19.2 million and $15.9 million, respectively. Sales volumes for LVL and I-joists increased 6% and 5%, respectively, resulting in increased sales of $13.1 million and $10.3 million, respectively. An increase in lumber sales prices of 8% contributed $5.7 million to the improved sales. The increase in sales also includes the impact of adoption of the new revenue standard which resulted in increased "Sales" and "Materials, labor, and other operating expense (excluding depreciation)" of $19.3 million related to certain byproduct sales previously netted against costs. These increases were offset partially by a decrease in plywood sales volumes of 1%, or $4.1 million in sales.

Building Materials Distribution.  Sales increased $113.7 million, or 11%, to $1,159.3 million for the three months ended September 30, 2018, from $1,045.6 million for the three months ended September 30, 2017. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 7% and 4%, respectively. By product line, commodity sales increased 10%, or $49.3 million; general line product sales increased 9%, or $31.4 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 18%, or $33.0 million.

During the nine months ended September 30, 2018, sales increased $523.4 million, or 18%, to $3,365.5 million from $2,842.0 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 11% and 7%, respectively. By product line, commodity sales increased 23%, or $309.6 million; general line product sales increased 13%, or $122.2 million; and sales of EWP increased 17%, or $91.6 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $117.3 million, or 11%, to $1,163.0 million for the three months ended September 30, 2018, compared with $1,045.7 million during the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of logs of 14%, compared with third quarter 2017. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment was flat compared with the first nine months of 2017. The MLO rate benefited from higher sales prices, resulting in improved leveraging of labor costs, offset by higher wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, as well as a 210 basis point increase in the MLO rate, compared with third quarter 2017. This increase in the MLO rate was driven primarily by a sharp decline in commodity prices during third quarter 2018, with average composite lumber prices and average composite panel prices declining 30% and 18% since early June 2018. In our Building Materials Distribution Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability and lower of cost or net realizable value inventory write-downs, as we experienced during third quarter 2018.

For the nine months ended September 30, 2018, materials, labor, and other operating expenses (excluding depreciation), increased $494.0 million, or 17%, to $3,366.7 million, compared with $2,872.7 million in the same period in the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher sales volumes of EWP and higher per-unit costs of logs and OSB (used in the manufacture of I-joists) of 13% and 10%, respectively, compared with the first nine months of 2017. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, the MLO rate in our Wood Products segment decreased by 280 basis points, which was primarily due to higher sales prices, resulting in improved leveraging of labor and wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, as well as a 70 basis point increase in the MLO rate, compared with the first nine months of 2017. Our MLO rate for the nine months ended September 30, 2018, was negatively impacted by the sharp decline in commodity prices during third quarter 2018.

Depreciation and amortization expenses increased $4.2 million, or 21%, to $23.9 million for the three months ended September 30, 2018, compared with $19.7 million during the same period in the prior year. For the nine months ended September 30, 2018, these expenses increased $11.7 million, or 20%, to $70.3 million, compared with $58.6 million in the same period in the prior year. The increase was due primarily to initiating depreciation on approximately $45 million of veneer and LVL related assets at our Roxboro, North Carolina EWP facility in fourth quarter 2017, as well as other capital expenditures.

Selling and distribution expenses increased $5.9 million, or 7%, to $93.4 million for the three months ended September 30, 2018, compared with $87.5 million during the same period in the prior year, due primarily to higher shipping and handling costs and employee-related expenses of $3.6 million and $1.0 million, respectively. During the nine months ended September 30, 2018, selling and distribution expenses increased $30.1 million, or 12%, to $273.6 million, compared with $243.5 million during the same period in 2017, due primarily to higher employee-related expenses and shipping and handling costs of $14.6 million and $9.9 million, respectively. For both the three and nine month periods, the cost increases were primarily a result of increased sales volumes in our BMD segment.

General and administrative expenses increased $0.4 million, or 3%, to $16.9 million for the three months ended September 30, 2018, compared with $16.5 million for the same period in the prior year. For the nine months ended September 30, 2018, general and administrative expenses increased $7.2 million, or 16%, to $52.8 million, compared with $45.6 million during the same period in 2017. For the nine month period, the cost increase was primarily a result of higher employee-related expenses due to base compensation increases and higher incentive costs from improved operating results.

Other (income) expense, net, was $10.9 million and $9.8 million, respectively, of expense for the three and nine months ended September 30, 2018, which included an impairment loss of $10.4 million (Impairment Loss) upon classifying certain Wood Products facilities in Northeast Oregon as held for sale. For additional information, see Note 6, Assets Held For Sale, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. Other (income) expense, net, was $1.1 million of expense for the three months ended September 30, 2017, which included a $1.0 million non-cash asset write-down in our Wood Products segment. For the nine months ended September 30, 2017, other (income) expense, net, was $0.1 million of income, which included a $1.2 million gain from the sale of machinery and equipment, offset by a $1.0 million non-cash asset write-down, in our Wood Products segment.

Income From Operations

Income from operations decreased $25.6 million to $30.5 million for the three months ended September 30, 2018, compared with $56.1 million for the three months ended September 30, 2017. Income from operations increased $36.6 million to $156.3 million for the nine months ended September 30, 2018, compared with $119.7 million for the nine months ended September 30, 2017.

Wood Products.  Segment income decreased $10.1 million to $13.9 million for the three months ended September 30, 2018, compared with $24.0 million for the three months ended September 30, 2017. The decrease in segment income was due primarily to the Impairment Loss and higher log costs, offset by higher sales prices of plywood and EWP. In addition, depreciation and amortization expense and general and administrative expenses increased $3.4 million and $1.6 million, respectively.

For the nine months ended September 30, 2018, segment income increased $29.7 million to $76.5 million from $46.8 million for the nine months ended September 30, 2017. The increase in segment income was due primarily to higher sales prices of plywood and EWP, offset partially by higher log and OSB costs, as well as the Impairment Loss. In addition, depreciation and amortization expense, selling and distribution expenses, and general and administrative expenses increased $10.0 million, $2.4 million, and $3.9 million, respectively.

Building Materials Distribution.  Segment income decreased $15.9 million to $23.5 million for the three months ended September 30, 2018, from $39.4 million for the three months ended September 30, 2017. The decline in segment income was driven primarily by a gross margin decrease of $10.3 million, or a decline in gross margin percentage of 210 basis points, resulting from a sharp decline in commodity prices during third quarter 2018. In addition, selling and distribution expenses increased by $5.7 million.

For the nine months ended September 30, 2018, segment income increased $9.8 million to $103.6 million from $93.9 million for the nine months ended September 30, 2017. The improvement in segment income was driven primarily by a gross margin increase of $40.6 million generated from a sales increase of 18%, offset partially by increased selling and distribution expenses of $27.8 million.

Corporate and Other.  Unallocated corporate expenses decreased $0.3 million to $7.0 million for the three months ended September 30, 2018, from $7.3 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, unallocated corporate expenses increased $2.9 million to $23.8 million from $20.9 million for the nine months ended September 30, 2017, primarily due to higher employee-related expenses, particularly incentive compensation, due to improved operating results.

Other

Pension expense (excluding service costs). On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments for over 60% of our U.S. qualified pension plan projected benefit obligations. As a result of the transactions, we recognized non-cash pension settlement charges of $12.0 million and $11.3 million, respectively, in second and third quarters 2018. For additional information related to the transfer of pension plan assets, see Note 9, Retirement and Benefit Plans, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

On December 22, 2017, the Tax Act was enacted by the U.S. government. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. For the three months ended September 30, 2018, we recorded $0.8 million of income tax benefit on $13.0 million of income before income taxes, resulting in a negative effective rate of 6.2%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up, including the remeasurement of deferred income taxes to the new federal statutory rate of 21%, offset partially by the effect of state taxes. The remeasurement of deferred income taxes includes a $3.8 million discrete tax benefit, which mostly relates to a $20.0 million discretionary pension contribution made during the current period, for which we received a tax deduction at the 2017 federal income tax rate. For the nine months ended September 30, 2018, we recorded $22.8 million of income tax expense and had an effective rate of 19.7%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up on the remeasurement of deferred income taxes to the new federal statutory rate of 21% and the excess tax benefits of vested share-based payment awards, offset partially by the effect of state taxes. During the three and nine months ended September 30, 2017, we recorded $18.3 million and $36.5 million, respectively, of income tax expense and had an effective rate of 36.6% and 36.4%, respectively. The primary reason for the difference between the federal statutory income tax rate of 35% and the effective tax rate was the effect of state taxes. For additional information related to the Tax Act, see Note 4, Income Taxes, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Liquidity and Capital Resources

We ended third quarter 2018 with $181.3 million of cash and cash equivalents and $439.1 million of debt. At September 30, 2018, we had $576.7 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $4.2 million of cash during the nine months ended September 30, 2018, as cash provided by operations (net of $21.6 million in pension contributions) was offset partially by funding the Acquisitions, capital spending, dividends on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the nine month comparative periods are noted below.

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

	Nine Months Ended September 30
	2018	2017
	(thousands)
Net cash provided by operations	$119,821	$117,136
Net cash used for investment	(64,402)	(45,971)
Net cash used for financing	(51,217)	(2,958)

Operating Activities

For the nine months ended September 30, 2018, our operating activities generated $119.8 million of cash, compared with $117.1 million of cash generated in the same period in 2017. The $2.7 million increase in cash provided by operations was due primarily to an improvement in income from operations, offset by a $71.9 million increase in working capital during the nine months ended September 30, 2018, compared with a $31.3 million increase for the same period in the prior year, as well as an increase in pension contributions of $19.9 million. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 17% and 47%, comparing sales for the months of September 2018 and 2017 with sales for the months of December 2017 and 2016, respectively. The increase in accounts payable and accrued liabilities provided $83.2 million of cash during the nine months ended September 30, 2018, compared with $108.1 million in the same period a year ago. During both periods, seasonal increases in inventory and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable.

Investment Activities

During the nine months ended September 30, 2018 and 2017, we used $47.7 million and $48.1 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the nine months ended September 30, 2018, we used $17.5 million for the acquisitions of two distribution locations. These distribution locations add to our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within these markets following the acquisitions. Excluding acquisitions, we expect capital expenditures in 2018 to total approximately $75 million to $85 million. For the nine months ended September 30, 2017, we received asset sales proceeds of $2.3 million, primarily from the sale of machinery and equipment in our Wood Products segment. On October 11, 2018, BMD announced the planned acquisition of Arling Lumber, Inc., a wholesale building materials distributor in Cincinnati, Ohio, and expects to complete the transaction in the fourth quarter of 2018.

Financing Activities

During the nine months ended September 30, 2018, our financing activities used $51.2 million of cash, including $47.1 million for common stock dividend payments and $5.1 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2018, we also borrowed $7.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At September 30, 2018, we had no borrowings outstanding under the revolving credit facility.

During the nine months ended September 30, 2017, our financing activities used $3.0 million of cash, which primarily included $2.9 million of tax withholding payments on stock-based awards. We also borrowed $410.4 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At September 30, 2017, we had no borrowings outstanding under the revolving credit facility.

For more information related to our debt structure and dividend policy, see the discussion in Note 8, Debt, and Note 11, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2017, except for two transfers of qualified defined benefit plan (Pension Plan) assets and related pension obligations to The Prudential Insurance Company during second and third quarters 2018 and a discretionary pension contribution of $20.0 million during third quarter 2018. As a result of these transactions, we remeasured our Pension Plan on April 25, 2018, and August 10, 2018. This resulted in a $38.5 million improvement in the funded status of our Pension Plan, thus reducing estimated future contributions to our Pension Plan. For more information, see Note 9, Retirement and Benefit Plans, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

Off-Balance-Sheet Activities

At September 30, 2018, and December 31, 2017, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 7, Debt, and Note 15, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2017 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2018, there have been no material changes to the guarantees disclosed in our 2017 Form 10-K.

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

Employees

As of October 21, 2018, we had approximately 6,490 employees. Approximately 21% of these employees work pursuant to collective bargaining agreements. As of October 21, 2018, we had nine collective bargaining agreements. The agreement covering approximately 99 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. We could also experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and commodity prices. As of September 30, 2018, there have been no material changes to financial market risks disclosed in our 2017 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. At September 30, 2018, there have been no material changes to our critical accounting estimates from those disclosed in our 2017 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K. As of September 30, 2018, there have been no material changes in our exposure to market risk from those disclosed in our 2017 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of September 30, 2018, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will,"

"expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2017 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission and the risk factor below related to the impairment of long-lived assets. We do not assume an obligation to update any forward-looking statement.

Our long-lived assets, goodwill, and/or intangible assets may become impaired, which may require us to record noncash impairment charges that could have a material impact on our results of operations.
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
Factors such as lower than anticipated growth in single-family housing starts, loss of key customers, capacity additions by competitors, or changes in raw material or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in noncash impairment or accelerated depreciation charges in the future with respect to investments we have completed or expect to complete.
For example, in third quarter 2018, we entered into an agreement to sell two lumber mills and a particleboard plant located in Northeast Oregon to Woodgrain Millwork (the "Sale"). Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded a pre-tax impairment loss of $10.4 million during the three months ended September 30, 2018. Furthermore, on November 2, 2018, we made a decision to permanently curtail LVL production at our Roxboro, North Carolina facility by December 31, 2018. After extended efforts to improve the throughput and cost position of LVL production at Roxboro, we concluded that we would be unable to reduce manufacturing costs to an acceptable level. As a result, we expect to record approximately $60 million of charges during fourth quarter 2018, substantially all of which will be to fully depreciate the curtailed LVL production assets.
We continue to evaluate the operating performance, cost effectiveness, and strategic fit of our long-lived assets, including our Wood Products manufacturing facilities and Building Materials Distribution facilities. Long-lived assets, goodwill, and/or intangible assets may not provide the future economic benefit we expect and may become impaired, which could result in additional noncash impairment or accelerated depreciation charges. These noncash impairment or accelerated depreciation charges could have a material impact on our results of operations in the period in which these charges are recognized. For additional information and a discussion regarding the impact of impairment of long-lived assets on our results of operations and financial condition, see "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2017 Form 10-K.
ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2018

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

Date:  November 5, 2018