Form 10-K
period 2018-12-31
BOISE CASCADE Co
filed 2019-02-26
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $1,724 million.

There were 38,708,767 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•
General economic conditions, including but not limited to housing starts, repair-and-remodeling activity, light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, household formation rates, prospective home buyers’ access to and cost of financing, and housing affordability, that ultimately affect demand for our products;

•	The highly competitive nature of our industry;

•	Material disruptions and/or major equipment failure at our manufacturing facilities;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	The need to successfully formulate and implement succession plans for key members of our management team;

•	Disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	Our ability to successfully and efficiently complete and integrate acquisitions;

•	Cost and availability of raw materials, including wood fiber and glues and resins;

•	Concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•	Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	Substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•	The cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	Declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	The impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements;

•
Our indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	Changes in interest rates of our debt;

•	Restrictive covenants contained in our debt agreements; and

•	Fluctuations in the market for our equity.

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

Segments

We operate our business using two reportable segments: Wood Products and Building Materials Distribution. We present information pertaining to our segments, including product sales, customer concentration, and the geographic areas in which we operate, in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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
In November 2018, we sold two lumber mills and a particleboard plant located in Northeast Oregon, consistent with our strategy to focus on veneer-based manufacturing. As a result, we no longer produce particleboard and have limited lumber production. In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina (the Moncure Sale), and subsequently entered into a definitive sale agreement in January 2019. The Moncure Sale is expected to close in first quarter 2019. For additional information, see Note 7, Sale of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2018	2017	2016	2015	2014
	(millions)
Capacity (a)
LVL (cubic feet) (b)(c)	33.5	35.5	34.5	28.5	27.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (d)(e)	2,440	2,440	2,400	2,385	2,380

Production
LVL (cubic feet) (b)	27.6	26.2	23.9	20.1	20.1
I‑joists (equivalent lineal feet) (b)	253	228	225	198	201
Plywood and PLV (sq. ft.) (3/8" basis) (d)	1,822	1,828	1,852	1,951	1,973
_______________________________________

(a)	Estimated annual capacity at the end of each year.

(b)	During each of the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)
In March 2016, we purchased two EWP facilities, one in Thorsby, Alabama, and one in Roxboro, North Carolina. Thorsby LVL capacity is estimated at 4.0 million cubic feet. We ceased LVL production at Roxboro in November 2018, prior to which its estimated annual capacity was 2.0 million cubic feet. For additional information regarding the Roxboro LVL curtailment, see Note 6, Curtailment of Manufacturing Facility, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)	Approximately 24%, 22%, 21%, 18%, and 19%, respectively, of production in 2018, 2017, 2016, 2015, and 2014 was for PLV panels that are utilized internally to produce LVL.

(e)	Each of the years presented includes 135 million square feet of plywood capacity related to our Moncure facility. The sale of this facility is expected to close in first quarter 2019.

The following table sets forth segment sales, segment income (loss), depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2018	2017	2016	2015	2014
	(millions)
Segment sales (a)	$1,533.3	$1,373.8	$1,280.4	$1,282.1	$1,317.0

Segment income (loss) (b) (c)	$(10.0)	$53.6	$25.9	$64.2	$108.4
Segment depreciation and amortization (c)	127.0	63.1	57.5	43.3	41.5
Segment EBITDA (b) (d)	$117.0	$116.7	$83.5	$107.5	$149.8
_______________________________________

(a)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

(b)
During the year ended December 31, 2018, we recorded a pre-tax loss of $11.5 million related to the sale of two lumber mills and a particleboard plant in Northeast Oregon, as well as a pre-tax impairment loss of $24.0 million on the Moncure plywood facility upon being classified as held for sale. For additional information, see Note 7, Sale of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(c)
The year ended December 31, 2018 includes $55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the Roxboro LVL curtailment in November 2018. For additional information regarding the Roxboro LVL curtailment, see Note 6, Curtailment of Manufacturing Facility, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Segment EBITDA is calculated as segment income (loss) before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Wood Products segment operates six EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate nine plywood and veneer plants, as well as two sawmills. The sale of the Moncure plywood facility is expected to close in first quarter 2019.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2018, wood fiber accounted for approximately 44% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 74% of our wood fiber costs during 2018, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.
Approximately 74% of our log supply in 2018 was supplied through purchases from private land owners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

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
Demand for dimension lumber has a strong influence on log pricing, as the dimension lumber industry is the largest consumer of logs. Historically, the level of foreign demand for log exports from the western U.S. has fluctuated based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities. Log costs in the western U.S. have historically been more volatile due to foreign demand for log exports. In addition, per-unit log costs in the western U.S. are higher than per-unit log costs in the southern U.S. due to higher harvest and delivery costs, as well as various supply-side constraints, including seasonal weather-related restrictions, slower growth cycles, and a higher proportion of federal and state timberland ownership.
           We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2018. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

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

Sales, Marketing, and Distribution

Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force spends a significant amount of time working with end customers who purchase our EWP. Our sales force provides a variety of technical support services, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems. Sales of plywood are also managed centrally.
In 2018, EWP and plywood, accounted for 47% and 34%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 54% of our Wood Products segment's overall sales in 2018. In 2018, 74% and 36%, of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our Building Materials Distribution segment.

The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2018	2017	2016	2015	2014
	(millions)
Laminated veneer lumber (LVL) (cubic feet) (a)	17.7	17.3	16.3	13.1	12.4
I-joists (equivalent lineal feet)	237	235	226	201	193
Plywood (sq. ft.) (3/8" basis) (b)	1,423	1,458	1,507	1,635	1,651
_______________________________________

(a)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(b)    Excludes PLV produced and used in the manufacture of LVL.

Segment Strategy

Grow Our Operations With a Continued Focus on Expanding Our Market Position in EWP
We have expanded our market position in EWP through acquisitions and targeted capital spending for internal veneer production. We have also expanded our market position in EWP by utilizing our large-scale manufacturing position, comprehensive customer service offering, design support capabilities, and efficient distribution network. We expect to see further increases in EWP demand as a result of the ongoing recovery in housing construction and intend to optimize our existing asset base to take advantage of these increases and continue to grow our market position in EWP. We are also pursuing sales opportunities into low-rise commercial construction.
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

Building Materials Distribution

Products

We sell a broad line of building materials; including OSB, plywood, and lumber (collectively commodities), general line items such as siding, composite decking, metal products, insulation, and roofing, and EWP. Except for EWP, we purchase most of these building materials from a vendor base of approximately 1,000 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, and Louisiana-Pacific Corporation, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2018	2017	2016	2015	2014
	(percentage of Building Materials Distribution sales)
Commodity	48.3%	47.9%	46.6%	46.5%	49.4%
General line	33.1%	33.6%	35.4%	35.9%	33.6%
Engineered wood products	18.6%	18.5%	18.0%	17.6%	17.0%

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2018	2017	2016	2015	2014
	(millions)
Segment sales	$4,287.7	$3,773.8	$3,227.2	$2,891.3	$2,786.7

Segment income	$112.5	$116.8	$84.4	$60.8	$56.7
Segment depreciation and amortization	18.3	15.5	13.8	11.9	9.8
Segment EBITDA (a)	$130.8	$132.3	$98.1	$72.7	$66.5
_______________________________________

(a)
Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Building Materials Distribution segment operates a nationwide network of 37 building materials distribution facilities throughout the U.S. and also operates a single truss manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. During 2018, we acquired wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio. These locations complement our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within those markets. For further discussion on acquisitions, see Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.
Sales, Marketing, and Distribution

We market our building materials primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction and repair-and-remodeling projects. We also market our products to a wide variety of industrial accounts, which use our products to assemble cabinets, doors, agricultural bins, crating, and other products used in industrial and construction applications. We believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price and term arrangements and offer excellent customer service on leading brands in the building materials industry. We also believe our broad product line provides our customers with an efficient, one-stop resource for their building materials needs. We also have expertise in special-order sourcing and merchandising support, which is a key service for our home improvement center customers that choose not to stock certain items in inventory.
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

Further Differentiate Our Products and Services

We seek to continue to differentiate ourselves from our competitors by providing a broad line of high-quality products and superior customer service. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. Our national distribution platform, coupled with the manufacturing capabilities of our Wood Products segment, differentiates us from most of our competitors and is critical to servicing retail lumberyards, home improvement centers, and industrial accounts locally, regionally, and nationally. Additionally, we believe that our nationwide system allows us to procure product more efficiently and to develop and maintain stronger relationships with our vendors. Because of these relationships and our national presence, we believe many of our vendors have offered us favorable pricing and provide us with enhanced product introductions and ongoing marketing support.

Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2018, our top ten customers represented approximately 37% of our sales, with no customer accounting for 10% or more of total sales. At December 31, 2018, receivables from Home Depot and Builders FirstSource accounted for approximately 11% and 13%, respectively, of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments and substantially all sales to Builders FirstSource were recorded in our Building Material Distribution segment. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

Competition

Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. We compete against several major North American EWP producers, such as Weyerhaeuser Company and Louisiana-Pacific Corporation, as well as several other smaller firms. Our EWP products also face competition from numerous dimension lumber producers, because EWP may be substituted by dimension lumber in many building applications. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, foreign imports produced principally in South America, and several smaller domestic producers. Our plywood products also face competition from OSB producers, because OSB can be substituted for plywood in many building and industrial applications. We have leading market positions in the manufacture of EWP and plywood. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, availability, and particularly with respect to EWP, customer service, product support, and performance features offered. Most of our competitors are located in the U.S. and Canada, although we also compete with manufacturers in other countries, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood into the U.S. Our competition includes not only manufacturers and distributors of similar building products but also manufacturers and distributors of products made from alternative materials, such as steel and plastic. Some of our competitors enjoy strong reputations for product quality and customer service, and these competitors may have strong relationships with certain distributors, making it more difficult for our products to gain additional market share. Some of our competitors in this segment are also vertically integrated and/or have access to internal sources of wood fiber, which may allow them to subsidize their base manufacturing business in periods of rising fiber prices.
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, OrePac, U.S. Lumber Group, and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. In recent years, there has been consolidation among retail lumberyards. As the customer base consolidates, this dynamic could affect our ability to maintain margins. Proximity to customers is an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain our products from our suppliers and sell our products to our customers.
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

Seasonal Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. For further information, see "Seasonal Influences" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Employees

As of February 10, 2019, we had approximately 6,210 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of February 10, 2019, we had nine collective bargaining agreements. For discussion of risks related to labor disruptions and increased labor costs, refer to "Item 1A. Risk Factors" of this Form 10-K.

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

Executive Officers and Key Employees

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 15, 2019.

Name	Age	Position
Executive Officers:
Tom Corrick	63	Chief Executive Officer
Nate Jorgensen	54	Chief Operating Officer
Wayne Rancourt	56	Executive Vice President, Chief Financial Officer, and Treasurer
Dan Hutchinson	67	Executive Vice President, Wood Products Manufacturing (retiring April 1, 2019)
Mike Brown	57	Executive Vice President, Wood Products Manufacturing
Nick Stokes	61	Executive Vice President, Building Materials Distribution
John Sahlberg	65	Senior Vice President, Human Resources and General Counsel (retiring March 1, 2019)
Jill Twedt	39	Vice President, General Counsel and Corporate Secretary
Kelly Hibbs	52	Vice President and Controller
Key Management:
Erin Nuxoll	59	Senior Vice President, Human Resources
Rich Viola	61	Senior Vice President of Sales and Marketing, Building Materials Distribution
Frank Elfering	52	Vice President of Purchasing, Building Materials Distribution
Tom Hoffmann	60	Vice President of Operations, Building Materials Distribution

Tom Corrick, Chief Executive Officer

Mr. Corrick became our chief executive officer on March 6, 2015. Prior to his election as CEO, Mr. Corrick's previous positions with the company include:

•	Chief Operating Officer, November 2014 - March 2015

•	Executive Vice President, Wood Products, June 2014 - November 2014

•	Sr. Vice President, Wood Products, August 2012 - June 2014

•	Sr. Vice President, Engineered Wood Products, February 2011 - August 2012

Mr. Corrick received his bachelor's and master's degrees in Business Administration from Texas Christian University, Fort Worth, TX.

Nate Jorgensen, Chief Operating Officer
Mr. Jorgensen was elected chief operating officer in January 2019. His previous positions include:

•	Senior Vice President of Engineered Wood Products, Wood Products Manufacturing, November 2017 - January 2019

•	Vice President of Engineered Wood Products, Wood Products Manufacturing, February 2016 - November 2017

•	Engineered Wood Products Marketing Manager, Wood Products Manufacturing, Boise Cascade Company, June 2015 - February 2016

•	Prior employment with Weyerhaeuser Company, a New York Stock Exchange-listed timberlands and wood products company, as Vice President of Weyerhaeuser Distribution, February 2011 - June 2015

Mr. Jorgensen received a bachelor's degree in Civil and Environmental Engineering from the University of Wisconsin and also attended the Tuck School of Business Executive Education Program, Dartmouth University, Hanover, NH.

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

Mr. Rancourt received a bachelor's degree in Accounting from Central Washington University, Ellensburg, WA. He is a member of the board of directors of Commercial Vehicle Group, Inc., which is traded publicly on NASDAQ.

Dan Hutchinson, Executive Vice President, Wood Products Manufacturing

Mr. Hutchinson became our executive vice president, Wood Products Manufacturing, in November 2014. His previous positions with the company include:

•	Vice President of Operations, Wood Products Manufacturing, August 2012 - November 2014

•	General Manager of Operations, Engineered Wood Products, December 2008 - August 2012

Mr. Hutchinson received a bachelor's degree in Accounting and Finance from the University of Idaho, Moscow, ID, and a master's degree in Business Administration from Washington State University, Pullman, WA. Mr. Hutchinson will retire from the company, effective April 1, 2019, with nearly 39 years of service.

Mike Brown, Executive Vice President, Wood Products Manufacturing

Mr. Brown was elected executive vice president, Wood Products Manufacturing, in January 2019. His previous positions with the company include:

•	Senior Vice President of Operations, Wood Products Manufacturing, November 2017 - January 2019

•	Vice President of Operations, Wood Products Manufacturing, February 2016 - November 2017

•	Manufacturing Operations Manager, Wood Products Manufacturing, November 2014 - February 2016

•	Southeast Area Manager, Wood Products Manufacturing, September 2013 - November 2014

•	Southern Region Manager, Wood Products Manufacturing, January 2009 - September 2013

Mr. Brown received a bachelor's degree of science in Forestry from Australian National University in Canberra and a master's degree in Business Administration from Cranfield University, England.

Nick Stokes, Executive Vice President, Building Materials Distribution

Mr. Stokes became our executive vice president, Building Materials Distribution, in March 2014. His previous positions with the company include:

•	Senior Vice President, Building Materials Distribution, February 2011 - March 2014

•	Vice President, Building Materials Distribution, October 2004 - February 2011

Mr. Stokes received a bachelor's degree in Management and a bachelor's degree in Marketing from the University of Utah, Salt Lake City, UT.

John Sahlberg, Senior Vice President, Human Resources and General Counsel

Mr. Sahlberg became our senior vice president, Human Resources and General Counsel, effective August 2012. His previous positions with the company include:

•	Vice President, Human Resources and General Counsel, January 2011 - August 2012

•	Vice President, Human Resources, February 2008 - January 2011

Mr. Sahlberg received a bachelor's degree in Economics from Harvard College, Cambridge, MA, and a law degree from Georgetown University, Washington, DC. He is a member of the Idaho State Bar. He is a member of the board of directors of

US Ecology, Inc., which is a publicly traded company on NASDAQ. Mr. Sahlberg will retire from the company, effective March 1, 2019, with 37 years of service.

Jill Twedt, Vice President, General Counsel and Corporate Secretary

Ms. Twedt was elected vice president, general counsel, and corporate secretary in January 2019. Her previous positions include:

•	Vice President, Legal and Corporate Secretary, August 2017 - January 2019

•	Associate General Counsel, July 2007 - August 2017

•	Associate Attorney, Boise law firm practicing employment law litigation, August 2003 - July 2007

Ms. Twedt received a bachelor's degree in Political Science from the College of Idaho, Caldwell, ID and a law degree from the University of Idaho, Moscow, ID.

Kelly Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. His previous positions with the company include:

•	Director of Strategic Planning and Internal Audit, February 2008 - February 2011

Mr. Hibbs received a bachelor's degree in Accounting from Boise State University, Boise, ID. He is a certified public accountant.

Erin Nuxoll, Senior Vice President, Human Resources
Ms. Nuxoll was elected senior vice president, human resources in January 2019. Her previous positions include:

•	Vice President, Human Resources, Boise Cascade Company, August 2016 - January 2019

•	Senior Vice President, Human Resources, J.R. Simplot Company, a privately held food and agribusiness company, February 2010 - March 2016

•	Vice President, Human Resources, J.R. Simplot Company, March 2006 - February 2010

•	Vice President, Human Resources, Boise Cascade, L.L.C., November 2004 - November 2005

Ms. Nuxoll received a bachelor's degree in Forest Management from Washington State University, Pullman, WA and a master's degree in Organizational Leadership from Gonzaga University, Spokane, WA.

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

Mr. Viola received a bachelor's degree in Marketing from Northeastern University, Boston, MA.

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

Mr. Elfering received a bachelor's degree in Marketing from Oregon State University, Corvallis, OR.

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

Mr. Hoffmann received a bachelor's degree in Business from the University of Idaho, Moscow, ID, with an emphasis in marketing and management.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

Many of the products we manufacture or purchase and resell are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive.
Many of the building products we produce or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices have historically been volatile in response to industry operating rates, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. Commodity price volatility also affects our distribution business, with falling price environments generally causing reduced revenues and margins, resulting in declines in profitability.

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
Because approximately 54% of our Wood Products sales in 2018 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
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
As of February 10, 2019, we had approximately 6,210 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of February 10, 2019, we had nine collective bargaining agreements. The agreement covering approximately 100 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. We could also experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.
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

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. We also rely on information technology systems that automate aspects of our manufacturing processes. The Company works to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. Despite careful security and controls design, including independent third-party assessments, our information technology systems, and those of our third-party providers, have been subject to security breaches and cyber-attacks. To date, none of the known security breaches or cyber-attacks have had material adverse effects on our operations. However, in the future, network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and unauthorized disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.
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

We evaluate potential acquisitions from time to time and have in the past grown through acquisitions. In the future, we may be unable to successfully identify attractive potential acquisitions or effectively integrate potential acquisitions due to multiple factors, including those noted above, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations.

Our failure to integrate future acquired businesses effectively, realize expected benefits, or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.
Our manufacturing operations may have difficulty obtaining wood fiber at favorable prices or at all.
Wood fiber is our principal raw material, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2018. Our primary source of wood fiber is logs. Log prices have been cyclical historically in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2018. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.
A significant portion of our sales are concentrated with a small number of customers.
For the year ended December 31, 2018, our top ten customers represented approximately 37% of our sales. At December 31, 2018, receivables from two customers accounted for approximately 11% and 13% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
Adverse housing market conditions may increase the credit risk from our customers.
Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable housing market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers' financial position. In addition, as customers merge and consolidate, credit risk may become concentrated among fewer customers. If our customers' financial positions become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow, and liquidity.
Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. In addition, in many instances we have agreements with our suppliers, but these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
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
On an ongoing basis, we evaluate the operating performance, cost effectiveness, and strategic fit of our long-lived assets, including our Wood Products manufacturing facilities and Building Materials Distribution facilities. Long-lived assets, goodwill, and/or intangible assets may not provide the future economic benefit we expect and may become impaired, which could result in additional noncash impairment or accelerated depreciation charges. These noncash impairments or accelerated depreciation charges could have a material impact on our results of operations in the period in which these charges are recognized. For additional information and a discussion regarding the impact of impairment of long-lived assets and accelerated depreciation charges on our results of operations and financial condition, see Note 6, Curtailment of Manufacturing Facility, and Note 7, Sale of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" and "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.
In recent years, we have completed a number of capital investments; including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), increasing our outdoor storage acreage, and leasing additional warehouse space. These capital investments, along with acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if the housing market does not continue to recover and revenues do not improve to offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
We depend on third parties for transportation services and limited availability or increases in costs of transportation could adversely affect our business and operations.
Our business depends on the transportation of a large number of products, via railroad or truck. We rely primarily on third parties for transportation of the products we manufacture or distribute and for the delivery of our raw materials. In addition, we are subject to seasonal capacity constraints and weather-related delays for both rail and truck transportation.
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
As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We may also be contractually obligated to indemnify third parties under environmental laws for the cleanup of past spills and releases of hazardous or toxic substances for properties which we no longer own and operate. We could be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.
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
We may be involved in product liability, product warranty, casualty, manufacturing and construction defects, and other claims relating to the products we manufacture and distribute, and services we provide. We also rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. We cannot assure that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

Some of our products are vulnerable to declines in demand due to competing technologies or materials, as well as changes in building code provisions.
Our products may compete with alternative products in certain market segments. For example, plastic, concrete, steel, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our Wood Products segment such as EWP and plywood. Changes in prices for oil, chemicals, and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase substitution of those products for our products. As the use of these alternatives grows, demand for our products may decline.
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
Our earnings may be negatively affected by the amount of expense we record for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant assumptions used to estimate pension expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to "Accumulated other comprehensive loss." Our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the present value of our liabilities increases, potentially increasing pension expense and funding requirements. A decline in the market value of the pension assets could also increase our pension expense and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements of the obligations related to the pension plans. Our defined benefit pension plans are underfunded. We anticipate future funding payments as the status of our defined benefit plans continues to be underfunded, reducing the cash available for our business.
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
Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect interest rates on our credit facilities and interest rate swaps.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Interest rates under our Revolving Credit Facility and certain of our term loans are based, at our election, on either LIBOR or a base rate, plus a spread over the index elected. Under the interest rate swaps, we also receive LIBOR-based variable interest rate payments and make fixed interest rate payments. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, Boise Cascade may suffer from potential increases in interest rates on any borrowings. Further, Boise Cascade may need to renegotiate its credit facilities, term loans, and interest rate swaps that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

The terms of our debt agreements restrict, and covenants contained in agreements governing indebtedness in the future may impose, significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our debt agreements contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose operating and financial restrictions on us. Our debt agreements limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

In November 2017, our board of directors approved a dividend policy pursuant to which we have paid quarterly cash dividends to holders of our common stock. However, the future declaration and payment of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility, term loan, and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

We have elected in our certificate of incorporation not to be subject to Section 203 of the General Corporation Law of the State of Delaware (DGCL), an antitakeover law. However, our certificate of incorporation contains provisions that have the same effect as Section 203. The provisions in our certificate of incorporation prohibit us from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation's voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.

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

We are subject to the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition, we are required to disclose changes made in our internal control over financial reporting on a quarterly basis, as well as perform an assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Testing and maintaining internal controls could divert our management's attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm is also required to attest to the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.

If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls required by Section 404 of the Sarbanes-Oxley Act, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the SEC staff.

ITEM 2.    PROPERTIES

Our properties are well-maintained and are suitable for the operations for which they are used. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

The following is a list of our facilities by segment as of February 15, 2019. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 15, 2019:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants (a)	9	Louisiana (2), North Carolina, Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	6	Alabama, Louisiana, North Carolina, Oregon, Idaho, and Canada
Sawmills	2	Washington (2)
_______________________________________

(a)    The sale of the Moncure plywood facility in North Carolina is expected to close in first quarter 2019.

Building Materials Distribution

Our Building Materials Distribution business operates a nationwide network of 37 owned and leased warehouse facilities across the U.S. The total square footage of our warehouse space is 4.5 million, of which 1.8 million square feet is owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD owns and operates a single truss manufacturing plant.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 15, 2019, there were 38,708,767 shares of our common stock outstanding, held by 13 stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on December 31, 2013, with a $100 investment also made on December 31, 2013, in the S&P SmallCap 600 Index and in our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., Universal Forest Products, Inc., Builders FirstSource, Inc., and Norbord Inc. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)	$100 invested in stock or index on December 31, 2013, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
We did not sell any unregistered securities from January 1, 2018, through December 31, 2018.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2018, there were 496,989 shares of common stock that may yet be purchased under the Program. During fourth quarter 2018, we repurchased 200,000 shares under the Program at a cost of approximately $4.9 million, or an average of $24.65 per share. Set forth below is information regarding the Company's share repurchases under the Program during the fourth quarter ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	—	$—	—	696,989
November 1, 2018 - November 30, 2018	—	—	—	696,989
December 1, 2018 - December 31, 2018	200,000	24.65	200,000	496,989
Total	200,000	$24.65	200,000	496,989

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2018 (a)(b)	2017 (b)	2016 (c)	2015	2014
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$4,995	$4,432	$3,911	$3,633	$3,574
Net income	$20	$83	$38	$52	$80
Net income per common share – diluted	$0.52	$2.12	$0.98	$1.33	$2.03
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (d)	$193	$223	$142	$158	$197
Adjusted EBITDA (d)	$193	$222	$153	$158	$197
Cash dividends declared per common share (e)	$1.30	$0.07	$—	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$192	$177	$104	$184	$164
Working capital, excluding cash and cash equivalents (f)	$424	$374	$344	$342	$335
Total assets (g)	$1,581	$1,607	$1,439	$1,249	$1,213
Total long-term debt (g)	$439	$438	$438	$345	$294
_______________________________________

(a)	The following items negatively impacted 2018 net income:

•
$23.3 million pre-tax loss from non-cash pension settlement charges. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
$11.5 million pre-tax loss from the sale of two lumber mills and a particleboard plant located in Northeast Oregon, as well as $24.0 million of pre-tax impairment and sale related losses on the Moncure plywood facility upon being classified as held for sale. For additional information, see Note 7, Sale of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
$55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility. For additional information, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(b)
In 2018 and 2017, net income included $3.8 million and $8.1 million, respectively, of income tax benefits associated with the remeasurement of our deferred tax assets and liabilities at the new federal corporate income tax rate of 21% as of December 22, 2017 (date of enactment of the Tax Cuts and Jobs Act). For more information, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)	The following items impacted 2016 net income:

•
$8.5 million of income tax benefit primarily associated with the reversal of a valuation allowance on foreign deferred tax assets, net of other tax adjustments. For more information, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
$14.3 million pre-tax loss on extinguishment of debt. For more information, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
$3.9 million pre-tax settlement expense associated with voluntary lump-sum payments to pension plan participants. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

At December 31, 2016, total assets include the EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, we acquired in March 2016, for an aggregate purchase price of $215.9 million.

(d)    The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended December 31
	2018	2017	2016	2015	2014
	(millions)
Net income	$20	$83	$38	$52	$80
Interest expense	26	25	27	23	22
Interest income	(2)	(1)	—	—	—
Income tax provision	2	35	5	29	43
Depreciation and amortization	147	80	73	56	51
EBITDA	193	223	142	158	197
Change in fair value of interest rate swaps	(1)	(1)	(4)	—	—
Loss on extinguishment of debt	—	—	14	—	—
Adjusted EBITDA	$193	$222	$153	$158	$197

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

(e)
For more information regarding our dividends declared, including an additional dividend of $1.00 per share of our common stock during third quarter 2018, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(f)
As of December 31, 2015, we retrospectively adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, by reclassifying previously reported current deferred tax assets as noncurrent on the balance sheet. This reclassification resulted in a reduction of working capital, as previously reported, of $20 million as of December 31, 2014.

(g)
As of December 31, 2015, we retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, by reclassifying previously reported deferred financing costs as a direct deduction from the related debt liability rather than as an asset. This reclassification resulted in a reduction of total assets and total long-term debt, as previously reported, of $7 million as of December 31, 2014.

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

Overview

Company Background

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our broad line of products is used primarily in new residential construction, residential repair-and-remodeling projects, light commercial construction, and industrial applications. We have a broad base of more than 4,500 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood procurement through distribution. During 2018, approximately 54% of our Wood Products segment sales were to our BMD segment. In 2018, approximately 74% and 36% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

We recorded income from operations of $72.0 million during the year ended December 31, 2018, compared with $141.4 million during the same period in the prior year. In our Wood Products segment, we recorded a segment loss of $10.0 million for the year ended December 31, 2018, compared to segment income of $53.6 million in 2017. The decrease in segment income was due primarily to accelerating depreciation on assets at a permanently curtailed facility and recording impairment losses on assets related to the sale of facilities, as discussed below, as well as higher log and oriented strand board (OSB) costs. These decreases were offset partially by higher sales prices of plywood and EWP. In our BMD segment, income declined $4.3 million to $112.5 million for the year ended December 31, 2018, from $116.8 million for the year ended December 31, 2017, driven primarily by increased selling and distribution expenses and depreciation and amortization of $34.1 million and $2.8 million, respectively. The decreases were offset partially by a gross margin increase of $33.0 million generated from a sales increase of 14%. These changes are discussed further in "Our Operating Results" below.

On November 2, 2018, we decided to permanently curtail LVL production at our Roxboro, North Carolina facility by December 31, 2018. After extended efforts to improve the throughput and cost position of LVL production at Roxboro, we concluded that we would be unable to reduce manufacturing costs to an acceptable level. Roxboro will continue to produce I-joists. As a result of the curtailment, we recorded $55.0 million of accelerated depreciation to fully depreciate the curtailed LVL production assets and $2.8 million of other curtailment related costs during fourth quarter 2018. For additional information, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

In November 2018, Wood Products completed the sale of two lumber mills and a particleboard plant located in Northeast Oregon. As a result, we recorded a loss on the sale of $11.5 million, most of which was recorded in third quarter 2018 upon entering into the agreement to sell the facilities. In December 2018, Wood Products committed to sell a hardwood plywood facility located in Moncure, North Carolina, and subsequently entered into a definitive sale agreement in January

2019. As a result, we recorded impairment and sale related losses of $24.0 million in fourth quarter 2018. For additional information, related to the sale of our manufacturing facilities, see Note 7, Sale of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

We ended 2018 with $191.7 million of cash and cash equivalents and $439.4 million of debt. At December 31, 2018, we had $364.6 million of unused committed bank line availability. We generated $14.5 million of cash during the year ended December 31, 2018, as cash provided by operations (net of $26.1 million in pension contributions) was offset partially by capital spending, funding of acquisitions, dividends paid on common stock, tax withholding payments on stock-based awards, and treasury stock purchases. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

Although we believe U.S. demographics are supportive of further recovery in housing starts, we expect near-term residential construction growth to be flat or only modestly improving due to constraints faced by builders, such as availability of labor and building lots, as well as affordability constraints faced by prospective buyers. The pace of household formation rates and residential repair-and-remodeling activity will be affected by continued employment growth, wage growth, prospective home buyers' access to and cost of financing, housing affordability, improved consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption.

Commodity products pricing was very volatile during 2018, with rapidly rising prices in the first six months of the year followed by sharp price declines during the second half of the year. As a plywood manufacturer and a wholesale distributor of a broad mix of commodity products, periods of increasing commodity prices provide us the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability like we experienced in the second half of 2018. Although we expect slower demand growth and additional industry capacity to limit the magnitude of price increases during 2019, future commodity product pricing and commodity input costs will likely remain volatile in response to industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. As we begin 2019, composite panel and lumber pricing indices are approximately 25% below average levels experienced in the first quarter of 2018, and absent meaningful price increases from current levels, we expect our year-over-year financial comparisons to be negative in the first half of 2019.

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

Commodity Nature of Our Products

Many of the building products we manufacture or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been historically volatile.

The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average price changes, 2018 was a year of exceptional price volatility when compared to historical results over the last seven years as both composite panel and composite lumber prices experienced the largest difference between high and low price levels within a calendar year.

	Year Ended December 31
	2018 versus 2017	2017 versus 2016	2016 versus 2015
Increase (decrease) in composite panel prices	10%	18%	1%
Increase (decrease) in Western Fir plywood prices	19%	12%	(6)%
Increase (decrease) in Southern Pine plywood prices	14%	10%	(11)%
Increase (decrease) in OSB prices	—%	32%	29%
Increase (decrease) in composite lumber prices	12%	19%	4%

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

General Economic and Industry Conditions Affecting Demand

The level of housing starts is especially important to our results of operations. As of February 2019, the Blue Chip Economic Indicators consensus forecast for 2019 single- and multi-family housing starts in the U.S. was approximately 1.27 million units, compared with estimated housing starts of 1.25 million in 2018 and actual housing starts of 1.20 million in 2017. New residential construction activity has historically been volatile with demand influenced by several economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices. The pace of household formation rates and residential repair-and-remodeling activity will also be affected by continued employment growth, wage growth, prospective home buyers' access to financing, improved consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption. We have expanded our market position in EWP in recent years and further increases in EWP demand will be highly influenced by further recovery in single-family housing starts.

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. For example, new EWP capacity expected to come on-line late in 2019 may negatively impact our EWP price realizations and limit our ability to capture further market share growth.
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

Cost and Availability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 44% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2018. Logs comprised approximately 74% of our wood fiber costs during 2018, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions conducted by federal, state, and local authorities.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2018 versus 2017	2017 versus 2016	2016 versus 2015
Increase (decrease) in per-unit log costs	13%	3%	(2)%

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

Demand for dimension lumber has a strong influence on log pricing, as the dimension lumber industry is the largest consumer of logs. In the future, we also expect the level of foreign demand for log exports from the western U.S. to fluctuate based on economic activity in China and other Pacific Rim countries, currency exchange rates, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Log costs in the western U.S. have historically been more volatile due to foreign demand for log exports. In addition, per-unit log costs in the western U.S. are higher than per-unit log costs in the southern U.S. due to higher harvest and delivery costs, as well as various supply-side constraints, including seasonal weather-related restrictions, slower growth cycles, and a higher proportion of federal and state timberland ownership.

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

We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2018. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to significantly higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

We also use various resins and glues in our manufacturing processes, which accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2018. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31
	2018	2017	2016
	(millions)
Sales	$4,995.3	$4,432.0	$3,911.2

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	4,307.6	3,819.6	3,396.1
Depreciation and amortization	146.8	80.4	72.8
Selling and distribution expenses	363.1	327.2	298.8
General and administrative expenses	68.8	63.0	59.8
Loss on sale and curtailment of facilities	38.3	—	—
Other (income) expense, net	(1.4)	0.4	(1.0)
	4,923.3	4,290.6	3,826.5

Income from operations	$72.0	$141.4	$84.7

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.2%	86.2%	86.8%
Depreciation and amortization	2.9	1.8	1.9
Selling and distribution expenses	7.3	7.4	7.6
General and administrative expenses	1.4	1.4	1.5
Loss on sale and curtailment of facilities	0.8	—	—
Other (income) expense, net	—	—	—
	98.6%	96.8%	97.8%

Income from operations	1.4%	3.2%	2.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31
	2018	2017	2016
	(thousands)
U.S. Housing Starts (a)
Single-family	875.0	848.9	781.5
Multi-family	375.0	354.1	392.3
	1,250.0	1,203.0	1,173.8

	(millions)
Segment Sales
Wood Products	$1,533.3	$1,373.8	$1,280.4
Building Materials Distribution	4,287.7	3,773.8	3,227.2
Intersegment eliminations and other	(825.7)	(715.6)	(596.4)
	$4,995.3	$4,432.0	$3,911.2

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	17.7	17.3	16.3
I-joists (equivalent lineal feet)	237	235	226
Plywood (sq. ft.) (3/8" basis)	1,423	1,458	1,507
Lumber (board feet)	153	171	187

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.11	$16.79	$16.59
I-joists (1,000 equivalent lineal feet)	1,218	1,121	1,114
Plywood (1,000 sq. ft.) (3/8" basis)	351	312	272
Lumber (1,000 board feet)	588	540	472

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	48.3%	47.9%	46.6%
General line	33.1%	33.6%	35.4%
Engineered wood products	18.6%	18.5%	18.0%

Gross margin percentage (b)	11.3%	11.9%	11.9%
 _______________________________________

(a)
U.S. housing starts for the year ended December 31, 2018 have yet to be published and are estimated based on housing starts as reported by the U.S. Census Bureau as of November 2018. The years ended December 31, 2017 and 2016, represent actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2018 Compared With 2017

Sales

For the year ended December 31, 2018, total sales increased $563.3 million, or 13%, to $4,995.3 million from $4,432.0 million during the year ended December 31, 2017. As described below, the improvement in sales was driven by the changes in sales volumes and prices for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. During 2018, U.S. housing starts increased 4%, with single-family starts up 3%, compared with 2017. Single-family housing starts are the primary driver of our sales and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2018, average composite lumber and average composite panel prices were up 12% and 10%, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

Wood Products.  During the year ended December 31, 2018, sales, including sales to our BMD segment, increased $159.5 million, or 12%, to $1,533.3 million from $1,373.8 million in 2017. The increase in sales was driven primarily by higher sales prices for plywood of 13%, resulting in increased sales of $55.6 million. In addition, sales prices for I-joists and LVL increased 9% and 8%, respectively, resulting in increased sales of $23.1 million and $23.3 million, respectively. Sales volumes for LVL and I-joists increased 2% and 1%, respectively, resulting in increased sales of $6.0 million and $1.7 million, respectively. The increase in sales also includes the impact of adoption of the new revenue standard which resulted in increased "Sales" and "Materials, labor, and other operating expense (excluding depreciation)" of $24.5 million related to certain byproduct sales previously netted against costs. These increases were offset partially by a decrease in plywood sales volumes of 2%, or $10.8 million. In addition, with the sale of our particleboard facility and the sale or closure of three of our five sawmills during 2018, our combined particleboard and lumber sales decreased by approximately $11.0 million.

Building Materials Distribution.  During the year ended December 31, 2018, sales increased $513.9 million, or 14%, to $4,287.7 million from $3,773.8 million in 2017. Compared with the prior year, the overall increase in sales was driven by sales price and sales volume increases of 8% and 6%, respectively. By product line, commodity sales increased 14%, or $261.9 million, general line product sales increased 12%, or $152.0 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 14%, or $100.0 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $488.0 million, or 13%, to $4,307.6 million for the year ended December 31, 2018, compared with $3,819.6 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of logs and OSB (used in the manufacture of I-joists) of 13% and 2%, respectively, compared with the prior year. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 160 basis points, which was primarily due to higher sales prices, resulting in improved leveraging of labor and wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, as well as a 70 basis point increase in the MLO rate, compared with the prior year. Our BMD MLO rate for the year ended December 31, 2018 was negatively impacted by the sharp decline in commodity prices during the second half of 2018.

Depreciation and amortization expenses increased $66.5 million, or 83%, to $146.8 million for the year ended December 31, 2018, compared with $80.4 million during the prior year. The increase was due primarily to recording accelerated depreciation of $55.0 million in fourth quarter 2018 to fully depreciate the curtailed LVL production assets at our Roxboro, North Carolina facility. The increase is also due to initiating depreciation on approximately $45 million of veneer and LVL-related assets at our Roxboro, North Carolina EWP facility in fourth quarter 2017, as well as other capital expenditures. For more information on the curtailed assets, see Note 6, Curtailment of Manufacturing Facility.

Selling and distribution expenses increased $35.9 million, or 11%, to $363.1 million for the year ended December 31, 2018, compared with $327.2 million for the prior year. The increase was due mostly to higher employee-related expenses and shipping and handling costs of $16.7 million and $12.3 million, respectively, primarily as a result of higher delivery and base compensation costs associated with increased sales volumes in our BMD segment.

General and administrative expenses increased $5.8 million, or 9%, to $68.8 million for the year ended December 31, 2018, compared with $63.0 million for the prior year. The increase was due primarily to higher base compensation expenses and professional service related expenses of $3.8 million and $3.2 million, respectively, offset partially by lower incentive compensation expenses of $1.5 million related to operating performance.

Loss on sale and curtailment of facilities of $38.3 million for the year ended December 31, 2018, relates to the following:

•
Impairment and sale related losses of $24.0 million upon classifying the Wood Products facility in Moncure, North Carolina, as held for sale (Moncure Impairment Loss) and a loss of $11.5 million related to the sale of Wood Products facilities in Northeast Oregon (NEO Impairment Loss). For additional information, related to the sale of our manufacturing facilities, see Note 7, Sale of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
Construction in progress and spare parts write-offs of $2.6 million, as well as $0.2 million of severance-related expenses, due to the permanent curtailment of LVL production at our Roxboro, North Carolina, facility. For additional information, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

For the year ended December 31, 2018, other (income) expense, net, was $1.4 million of income, which primarily included a gain on the sale of property in our Wood Products segment. For the year ended December 31, 2017, other (income) expense, net, was $0.4 million of expense, which included a $1.0 million noncash asset write-down, offset by a $1.2 million gain from the sale of machinery and equipment, in our Wood Products segment.

Income From Operations

Income from operations decreased $69.4 million to $72.0 million for the year ended December 31, 2018, compared with $141.4 million of income for the year ended December 31, 2017.

 Wood Products.  For the year ended December 31, 2018, segment loss was $10.0 million compared to segment income of $53.6 million for the year ended December 31, 2017. The $63.7 million decrease in segment income was due primarily to accelerated depreciation of $55.0 million to fully depreciate the curtailed LVL production assets at our Roxboro, North Carolina facility, the Moncure Impairment Loss, and the NEO Impairment Loss, as well as higher log and OSB costs. In addition, general and administrative expenses and selling and distribution expenses increased $4.6 million and $1.9 million respectively. The asset charges and higher expenses were offset partially by higher sales prices of plywood and EWP.

Building Materials Distribution.  For the year ended December 31, 2018, segment income decreased $4.3 million to $112.5 million from $116.8 million for the year ended December 31, 2017. The decline in segment income was driven primarily by increased selling and distribution expenses and depreciation and amortization of $34.1 million and $2.8 million, respectively. The higher expenses were offset partially by a gross margin increase of $33.0 million generated from a sales increase of 14%.

Corporate.  Unallocated corporate expenses increased $1.5 million to $30.5 million for the year ended December 31, 2018, from $29.0 million for the year ended December 31, 2017. The increase was primarily due to an increase in base compensation expenses and other general administrative expenses, offset partially by lower incentive compensation.

Other

Pension expense (excluding service costs). On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments for all plan participants in payout status as of July 1, 2018, which comprised over 60% of our U.S. qualified pension plan projected benefit obligations. As a result of the transactions, we recognized non-cash pension settlement charges of $12.0 million and $11.3 million, respectively, in second and third quarters 2018. For additional information related to the transfer of pension plan assets, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Interest Expense. Interest expense increased $0.8 million, or 3%, to $26.2 million for the year ended December 31, 2018, compared with $25.4 million for the prior year. The increase was due primarily to additional interest expense related to an increase in capital lease assets. For more information related to our indebtedness, see Note 10, Debt, and Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Wood Products.  During the year ended December 31, 2017, sales, including sales to our BMD segment, increased $93.3 million, or 7%, to $1,373.8 million from $1,280.4 million in 2016. The increase in sales was driven primarily by higher sales prices for plywood and lumber of 15% and 14%, respectively, resulting in increased sales of $58.1 million and $11.6 million, respectively. In addition, sales volumes of LVL and I-joists increased 6% and 4%, respectively, resulting in increased sales of $16.5 million and $10.5 million, respectively. An increase in sales prices of 1% for both LVL and I-joists also contributed $3.5 million and $1.5 million, respectively, to the improved sales. These increases were offset by decreases in plywood and lumber sales volumes of 3% and 8%, or $13.5 million and $7.3 million in sales, respectively. We shifted a higher proportion of our internally produced veneer into EWP, resulting in the decline in plywood production and sales volumes.

Building Materials Distribution.  During the year ended December 31, 2017, sales increased $546.6 million, or 17%, to $3,773.8 million from $3,227.2 million in 2016. Compared with the prior year, the overall increase in sales was driven by sales price and sales volume increases of 9% and 8%, respectively. By product line, commodity sales increased 20%, or $305.2 million, general line product sales increased 11%, or $127.6 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 20%, or $113.8 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $423.5 million, or 12%, to $3,819.6 million for the year ended December 31, 2017, compared with $3,396.1 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of OSB and logs of 25% and 3%, respectively, compared with the prior year. However, the MLO rate in our Wood Products segment decreased by 170 basis points. The decrease in the MLO rate was primarily due to higher sales prices, resulting in improved leveraging of wood fiber, labor, and other manufacturing costs. In our BMD segment, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, compared with the prior year. However, the BMD MLO rate was flat compared with that in 2016. Improved margins on commodity products were offset by lower margins on general line products. EWP margins improved slightly.

Depreciation and amortization expenses increased $7.5 million, or 10%, to $80.4 million for the year ended December 31, 2017, compared with $72.8 million during the prior year. The increase was due primarily to the acquisition of two EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, on March 31, 2016 (Acquisition), and other capital expenditures.

Selling and distribution expenses increased $28.4 million, or 10%, to $327.2 million for the year ended December 31, 2017, compared with $298.8 million for the prior year. The increase was due mostly to higher employee-related expenses and shipping and handling costs of $13.7 million and $9.6 million, respectively, primarily as a result of higher delivery and base compensation costs associated with increased sales volumes and higher incentive compensation costs from improved operating results in our BMD segment.

General and administrative expenses increased $3.2 million, or 5%, to $63.0 million for the year ended December 31, 2017, compared with $59.8 million for the prior year. The increase was due primarily to increased base and incentive compensation expenses of $6.2 million, offset partially by acquisition-related expenses of $3.6 million in our Wood Products segment in 2016.

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

Income From Operations

Income from operations increased $56.7 million to $141.4 million for the year ended December 31, 2017, compared with $84.7 million of income for the year ended December 31, 2016.

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

Corporate.  Unallocated corporate expenses increased $3.4 million to $29.0 million for the year ended December 31, 2017, from $25.6 million for the year ended December 31, 2016. The increase was primarily due to higher employee-related expenses of $3.1 million.

Other

Pension expense (excluding service costs). Pension expense decreased $4.9 million primarily due to a $3.9 million settlement charge resulting from lump-sum benefit payments in the fourth quarter of 2016. For more information related to our pension plan, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Interest Expense. Interest expense decreased $1.3 million, or 5%, to $25.4 million for the year ended December 31, 2017, compared with $26.7 million for the prior year. The higher interest expense during the prior year was primarily due to timing related to the senior notes refinancing in which we issued new senior notes on August 29, 2016, but did not redeem $115.5 million of the replaced senior notes until November 1, 2016. As such, interest expense in the year ended December 31, 2016, included interest on both notes for a portion of the year.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Loss on extinguishment of debt. In connection with the issuance of the $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes), we commenced a tender offer to purchase any and all of our $300.0 million aggregate principal amount of 6.375% senior notes (2020 Notes) then outstanding. On August 29, 2016, we accepted for purchase an aggregate principal amount of $184.5 million of the 2020 Notes that were tendered. On November 1, 2016, we redeemed the remaining $115.5 million in aggregate principal amount of the 2020 Notes outstanding. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.3 million during 2016. The loss included $11.3 million in debt extinguishment premiums and $3.0 million for the net write-off of the unamortized deferred financing costs and unamortized premium related to the 2020 Notes.

For more information related to our indebtedness, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income Tax Provision

For the years ended December 31, 2018, 2017, and 2016, we recorded $1.6 million, $34.6 million, and $5.0 million, respectively, of income tax expense and had an effective rate of 7.4%, 29.5%, and 11.7%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

During the year ended December 31, 2018, the primary reasons for the difference between the federal statutory income tax rate of 21% and the effective tax rate were the effect of the following:

•
A $3.8 million reduction in income tax expense, or an effect of 17.2%, resulting from the remeasurement of deferred income taxes to the new federal statutory rate of 21%, which mostly relates to a $20.0 million discretionary pension contribution made during 2018, for which we received a tax deduction at the 2017 federal income tax rate.

•	A $1.7 million reduction in income tax expense, or an effect of 7.8%, from excess tax benefits of share-based payment awards.

•	A $0.7 million increase in income tax expense, or an effect of 3.4%, from state income taxes.

•	A $1.5 million increase in income tax expense, or an effect of 6.9%, from permanent differences, including meals and entertainment and nondeductible executive compensation.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. The legislation makes broad and complex changes to the U.S. tax code affecting the taxation of businesses in all industries. The most significant impact to our financial statements is the reduction of the corporate federal income tax rate from 35% to 21%. For more information related to the Tax Act, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Liquidity and Capital Resources

We ended 2018 with $191.7 million of cash and cash equivalents and $439.4 million of long-term debt. At December 31, 2018, we had $556.3 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents increased by $14.5 million during the year ended December 31, 2018, as cash provided by operations (net of $26.1 million in pension contributions) was offset partially by capital spending, funding of acquisitions, dividends paid on common stock, tax withholding payments on stock-based awards, and treasury stock purchases, as further discussed below.

At December 31, 2018, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next twelve months. We expect to fund our seasonal and intra-month working capital requirements in 2019 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2019.

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

	Year Ended December 31
	2018	2017	2016
	(thousands)
Net cash provided by operations	$163,611	$151,567	$151,907
Net cash used for investment	(89,257)	(73,212)	(298,839)
Net cash provided by (used for) financing	(59,823)	(5,193)	66,414

Operating Activities

2018 Compared With 2017

In 2018, our operating activities generated $163.6 million of cash, compared with $151.6 million in 2017. The $12.0 million increase in cash provided by operations in 2018 relates primarily to the following:

•
An improvement in cash generated by our Wood Products operations. Although operating income in our Wood Products segment decreased $63.7 million, the 2018 results include approximately $90 million of non-cash charges including the accelerated depreciation of curtailed LVL production assets at our Roxboro, North Carolina facility, the Moncure Impairment Loss, and the NEO Impairment Loss. See "Operating Results" above for a discussion on our results for 2018.

•
A $21.6 million decrease in cash paid for income taxes, net of refunds. The decrease in cash paid for income taxes is primarily due to a decrease in income from operations and a reduction in the federal income tax rate.

•
A $41.7 million increase in working capital during 2018, compared with a $17.8 million increase in working capital during 2017. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increase in working capital in 2018 was primarily attributable to higher inventories and a decrease in accounts payable and accrued liabilities, offset partially by a decrease in receivables. Inventories increased in 2018 primarily due to an increase in finished goods inventory in our BMD segment. The decrease in receivables and increase in inventory in 2018 primarily reflects decreased sales of approximately 12%, comparing sales for the month of December 2018 with sales for the month of December 2017. Accounts payable and accrued liabilities decreased in

2018 primarily due to lower inventory purchases in our BMD segment in December 2018, compared with December 2017. The increase in working capital in 2017 was primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2017 primarily reflects increased sales of approximately 18%, comparing sales for the month of December 2017 with sales for the month of December 2016. Inventories increased in 2017 primarily due to an increase in finished goods inventory in our BMD segment. The increase in accounts payable and accrued liabilities in 2017 was greater than the 2016 increase, reflecting the increase in inventories as of December 31, 2017, and higher incentive compensation accruals.

•	An increase in cash contributions to our pension plans of $23.9 million. During 2018, we used $26.1 million of cash to make pension contributions, compared with $2.2 million during 2017.

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

Investment Activities

Net cash used for investing activities was $89.3 million, $73.2 million, and $298.8 million during 2018, 2017, and 2016, respectively.

2018

During the year ended December 31, 2018, we used approximately $80.0 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Purchases of property and equipment included approximately $1 million for environmental compliance in 2018 and we expect to spend approximately $2 million in 2019. In addition, we used $25.5 million for the acquisitions of three distribution locations. For the year ended December 31, 2018, we received asset sales proceeds of $15.0 million, from the sale of two lumber mills and a particleboard plant located in Northeast Oregon. For additional information related to the sale of our manufacturing facilities and acquisitions of the distribution facilities, see Note 7, Sale of Manufacturing Facilities, and Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Excluding potential acquisitions, we expect capital expenditures in 2019 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. We expect our capital spending in 2019 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. This includes spending to expand our veneer production capabilities at our Chester, South Carolina, and Florien, Louisiana facilities.

2017

During the year ended December 31, 2017, we used approximately $75.5 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2017, purchases of property and equipment included approximately $2 million for environmental compliance. For the year ended December 31, 2017, we received asset sales proceeds of $2.5 million, primarily from the sale of machinery and equipment in our Wood Products segment.

2016

During the year ended December 31, 2016, we used $215.9 million for the Acquisition. In addition, we used approximately $83.6 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, expenditures to restart certain idled assets at our acquired Roxboro, North Carolina, facility, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Purchases of property and equipment included approximately $8 million for environmental compliance in 2016.

Financing Activities

During 2018, our financing activities used $59.8 million of cash, including $50.6 million for common stock dividend payments, $5.1 million of tax withholding payments on stock-based awards, and $4.9 million for the repurchase of common stock. See below "Dividends on Common Stock" for further discussion of common stock dividend payments. During 2018, we borrowed $7.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At December 31, 2018, we had no borrowings outstanding under the revolving credit facility.

During 2017, our financing activities used $5.2 million of cash, primarily from tax withholding payments on stock-based awards of $2.9 million and common stock dividend payments of $2.7 million. During 2017, we borrowed $410.4 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At December 31, 2017, we had no borrowings outstanding under the revolving credit facility.

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

During the year ended December 31, 2016, we also obtained a $75.0 million secured term loan (Term Loan) to partially fund the Acquisition. Subsequently, in December 2016, we paid down $30.0 million on our Term Loan with cash on hand, resulting in $45.0 million outstanding at December 31, 2016. Under our revolving credit facility, we borrowed $357.8 million to fund intra-month working capital needs and $55.0 million to partially fund the Acquisition, which were subsequently repaid with cash on hand during the year ended December 31, 2016. At December 31, 2016, we had no borrowings outstanding under the revolving credit facility. During the year ended December 31, 2016, we also used $6.4 million of cash for financing costs related to our debt issuances and $10.3 million for the repurchase of 580,100 shares of our common stock.

Dividends on Common Stock

On November 14, 2017, our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During fourth quarter 2017 and each of the first, second, and third quarters of 2018, we declared and paid a dividend of $0.07 per share of our common stock. We also declared and paid an additional dividend of $1.00 per share of common stock during third quarter 2018. During fourth quarter 2018, we declared and paid a dividend of $0.09 per share of our common stock. Our current quarterly cash dividend is $0.09 per share of common stock. Future quarterly dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility, term loan, and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. For a description of the restrictions in our asset-based credit facility, term loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The dividend policy may be suspended or canceled at the discretion of the board of directors at any time.

Stock Repurchase Program

For information related to our stock repurchases, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Debt Structure

For information related to our debt structure, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2018. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$50.0	$395.0	$445.0
Interest (b)	23.1	46.2	43.2	23.0	135.5
Operating leases (c)	13.2	24.3	20.0	40.4	97.9
Purchase obligations
Raw materials (d)	15.0	36.5	5.2	1.7	58.4
Other	1.5	—	—	—	1.5
Other long-term liabilities reflected on our Balance Sheet (e)
Compensation and benefits, including pension funding obligations (f)	4.0	5.8	4.7	28.6	43.1
Other (g)(h)	4.2	6.5	4.0	23.2	37.9
	$61.0	$119.3	$127.1	$511.9	$819.3
_______________________________________

(a)
These borrowings are further explained in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
Amounts represent estimated interest payments on the 2024 Notes, ABL Term Loan, and Term Loan as of December 31, 2018, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

(c)
We enter into operating leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably assured of exercising. Our operating lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional operating lease agreements. For more information, see Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Amounts represent contracts to purchase approximately $58 million of logs, approximately $52 million of which will be purchased pursuant to fixed-price contracts and approximately $6 million of which will be purchased pursuant to variable-price contracts. The $6 million is estimated using current contractual index pricing, but actual prices depend on future market prices. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
Long-term deferred income tax liabilities and unrecognized tax benefits are excluded from this table, because the timing of future cash outflows related to these items are uncertain. For more information, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(f)
Amounts consist of our pension and deferred compensation liabilities, including the current portion of those obligations of $1.8 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

(g)	Includes long-term capital lease obligations. Also, includes current portion of other long-term liabilities of $4.0 million.

(h)
We have excluded $4.2 million and $0.4 million of deferred lease costs and deferred gains, respectively, from the other long-term liabilities in the above table. These amounts have been excluded because deferred lease costs relate to operating leases which are already reflected in the operating lease category above and deferred gains do not represent a contractual obligation that will be settled in cash.

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, we had no material off-balance sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal Influences

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2018, 2017, and 2016, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

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

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2018, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016 and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018. At December 31, 2017, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our Term Loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt was within our management strategy as we had partially funded seasonal and intra-month working capital requirements from borrowings under our Revolving Credit Facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable-rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2018, and 2017, we recorded long-term assets of $3.8 million and $4.7 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements.

Foreign Currency Risk

We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

The table below provides information as of December 31, 2018, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2018 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31, 2018
	2019	2020	2021	2022	2023	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$350.0	$350.0	$328.1
Average interest rates	—	—	—	—	—	5.625%	5.625%	—
Variable-rate debt payments (a)
Term Loans	$—	$—	$—	$50.0	$—	$45.0	$95.0	$95.0
Average interest rates	—	—	—	3.5%	—	3.6%	3.5%	—
_______________________________________

(a)
These obligations are further explained in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value using quoted market prices of our debt in inactive markets.

The table below provides information as of December 31, 2018, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 16, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the asset at December 31, 2018:

							December 31, 2018
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount	$—	$—	$—	$95.0	$—	$—	$95.0	$3.8
Average pay rate (a)	—	—	—	1.1%	—	—	1.1%	—
Average receive rate (b)	—	—	—	2.5%	—	—	2.5%	—
_______________________________________

(a)	Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(b)	Represents the weighted average variable interest rate receivable on our interest rate swaps at December 31, 2018.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating well within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2018, we paid an insignificant amount in environmental fines and penalties across our segments.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2018 and 2017, we spent approximately $1 million and $2 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $2 million in 2019 for this purpose.

As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We may also be contractually obligated to indemnify third parties under environmental laws for the cleanup of past spills and releases of hazardous or toxic substances for properties which we no longer own and operate. We could be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.
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
Climate Change
In recent years, various legislative and regulatory proposals to restrict emissions of greenhouse gases (GHG), such as CO2, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). These proposals have included regulations to reduce GHG emissions from new and existing electric utilities. There are no specific regulations that require wood products plants to reduce emissions, and the current EPA administration has not announced plans to develop such federal regulations. Furthermore, the EPA has proposed to repeal the Clean Power Plan (CPP) and replace it with the Affordable Clean Energy Rule (ACE rule) for electric utilities. The ACE rule may impose fewer regulations on the utility industry than the CPP. These proposals for GHG regulations may result in increased electricity and natural gas costs to our businesses. In addition, most of our manufacturing facilities operate boilers or other process equipment that emit GHG. States are taking various positions on climate change regulation. For example, Oregon and Washington are considering various proposals on GHG emissions and may enact new regulations that could affect our costs of doing business both directly and indirectly. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.
Other Regulatory Initiatives
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In 2016, our facilities began complying with the final Boiler MACT regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. As a result of court decisions, the EPA must revise the emission limits established for certain boiler categories, including biomass stoker boilers that we operate at several locations. The EPA must also revise mercury and hydrochloric acid limits for all solid fuel boilers. Although we expect our boilers to meet the new limits based on preliminary information from the EPA, the EPA has not yet established the new limits. The final determined limits could require changes to our compliance strategies and therefore could result in additional operating or capital expenditures to be in compliance with the revised regulations. However, at this time, we are unable to predict the impact to our business due to the uncertainty. We continue to monitor and evaluate the EPA’s revisions to the Boiler MACT emission limits.
Some of our wood products facilities are subject to the Plywood and Composite Wood Products (PCWP) MACT standards, and they have complied with these standards since 2007 or 2008. The EPA has initiated the Risk and Technology Review (RTR) for PCWP sources as required by law for every MACT source category. The EPA is under a court-ordered deadline to complete this RTR by June 2020. The EPA plans to propose a revised PCWP MACT rule during 2019, which may establish emission limits or work practice requirements for additional emission sources, such as lumber kilns, plywood presses, saws, and sanders, of wood products manufacturing plants. It is expected that manufacturing facilities subject to the PCWP MACT standards will have 3 years after rule promulgation to comply with the revised rule. However, at this time we are unable to predict the impact to our business due to the potential revisions to this rule.
The Oregon Environmental Quality Commission adopted the Oregon Department of Environmental Quality (ODEQ) proposed Cleaner Air Oregon (CAO) rules in November 2017. These rules regulate air toxic emissions for our manufacturing facilities located in Oregon. The rules are risk-based, and the ODEQ will prioritize which facilities within the state pose the greatest risk to their communities based on emissions inventories that facilities have submitted to the ODEQ. When selected into the program, facilities must first determine their risk to the community through modeling and risk assessment processes. If selected into the program, the facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk. Until the ODEQ releases the prioritization, we cannot determine when our mills might be selected into the program. We are continuing to evaluate the impact of the new rules on our Oregon facilities and are unable to predict the impact on our business at this time.

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

EWP Rebates and Allowances

We provide EWP rebates at various stages of the supply chain (including distributors, retail lumberyards, and professional builders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to information limitations as the products transition beyond our wholesale customers and through the supply chain to professional builders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider to estimate sales activity at retail lumberyards and professional homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2018 and 2017, we had $40.4 million and $35.7 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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

To the extent a trigger event is identified, we would be required to estimate the fair value of an asset or asset group, and long-lived asset impairment would become a critical accounting estimate. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement) or the expected proceeds from the sale of the assets (Level 3 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement). To measure future cash flows, we are required to make assumptions about future sales volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on overall economic conditions, the cost and availability of wood fiber, environmental requirements, capital spending, and other strategic management decisions.

Factors such as lower than anticipated growth in single-family housing starts, loss of key customers, capacity additions by competitors, or changes in raw material or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to curtail operations or to invest capital differently than expected. Any of these factors, among others, could result in noncash impairment charges in the future with respect to long-lived assets, which could have a material impact on our results of operations in the period in which an impairment is recognized. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, the timing, precision, and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2018	2017	2016
	(thousands, except per-share data)
Sales	$4,995,290	$4,431,991	$3,911,215

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	4,307,594	3,819,574	3,396,075
Depreciation and amortization	146,837	80,379	72,847
Selling and distribution expenses	363,138	327,220	298,802
General and administrative expenses	68,811	63,028	59,825
Loss on sale and curtailment of facilities	38,314	—	—
Other (income) expense, net	(1,442)	377	(1,025)
	4,923,252	4,290,578	3,826,524

Income from operations	72,038	141,413	84,691

Foreign currency exchange gain (loss)	(944)	720	119
Pension expense (excluding service costs)	(24,999)	(260)	(5,113)
Interest expense	(26,193)	(25,370)	(26,692)
Interest income	1,649	547	390
Change in fair value of interest rate swaps	551	538	4,210
Loss on extinguishment of debt	—	—	(14,304)
	(49,936)	(23,825)	(41,390)

Income before income taxes	22,102	117,588	43,301
Income tax provision	(1,625)	(34,631)	(5,047)
Net income	$20,477	$82,957	$38,254

Weighted average common shares outstanding:
Basic	38,932	38,623	38,761
Diluted	39,387	39,074	38,925

Net income per common share:
Basic	$0.53	$2.15	$0.99
Diluted	$0.52	$2.12	$0.98

Dividends declared per common share	$1.30	$0.07	$—

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2018	2017	2016
	(thousands)
Net income	$20,477	$82,957	$38,254
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $3,598, $1,792, and $3,703, respectively	10,580	5,275	5,919
Amortization of actuarial loss, net of tax of $380, $651, and $957, respectively	1,117	1,035	1,527
Effects of settlements, net of tax of $5,902, $0, and $1,598, respectively	17,353	—	2,557
Other comprehensive income, net of tax	29,050	6,310	10,003
Comprehensive income	$49,527	$89,267	$48,257

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2018	2017
	(thousands)
ASSETS
Current
Cash and cash equivalents	$191,671	$177,140
Receivables
Trade, less allowances of $1,062 and $945	214,338	246,452
Related parties	436	345
Other	14,466	9,380
Inventories	533,049	476,673
Prepaid expenses and other	31,818	22,582
Total current assets	985,778	932,572

Property and equipment, net	487,224	565,792
Timber deposits	12,568	13,503
Goodwill	59,159	55,433
Intangible assets, net	16,851	15,066
Deferred income taxes	8,211	9,064
Other assets	11,457	15,763
Total assets	$1,581,248	$1,607,193

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2018	2017
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$210,587	$233,562
Related parties	1,070	1,225
Accrued liabilities
Compensation and benefits	87,911	84,246
Interest payable	6,748	6,742
Other	63,509	55,786
Total current liabilities	369,825	381,561

Debt
Long-term debt	439,428	438,312

Other
Compensation and benefits	41,283	75,439
Deferred income taxes	19,218	16,454
Other long-term liabilities	38,904	20,878
	99,405	112,771

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,076 and 43,748 shares issued, respectively	441	437
Treasury stock, 5,367 and 5,167 shares at cost, respectively	(138,909)	(133,979)
Additional paid-in capital	528,654	523,550
Accumulated other comprehensive loss	(47,652)	(76,702)
Retained earnings	330,056	361,243
Total stockholders' equity	672,590	674,549
Total liabilities and stockholders' equity	$1,581,248	$1,607,193

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2018	2017	2016
	(thousands)
Cash provided by (used for) operations
Net income	$20,477	$82,957	$38,254
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	148,937	82,321	74,927
Stock-based compensation	8,831	9,730	8,177
Pension expense	25,793	1,464	6,240
Deferred income taxes	(7,965)	8,117	(7,823)
Change in fair value of interest rate swaps	(551)	(538)	(4,210)
Loss on sale and curtailment of facilities (excluding severance)	37,331	—	—
Other	(1,688)	376	491
Loss on extinguishment of debt	—	—	14,304
Decrease (increase) in working capital, net of acquisitions
Receivables	37,561	(41,778)	(1,118)
Inventories	(64,190)	(43,222)	(30,757)
Prepaid expenses and other	(500)	(887)	(1,614)
Accounts payable and accrued liabilities	(14,531)	68,124	45,651
Pension contributions	(26,081)	(2,193)	(3,844)
Income taxes payable	(4,186)	(14,292)	6,385
Other	4,373	1,388	6,844
Net cash provided by operations	163,611	151,567	151,907

Cash provided by (used for) investment
Expenditures for property and equipment	(79,987)	(75,450)	(83,583)
Acquisitions of businesses and facilities	(25,482)	—	(215,900)
Proceeds from sale of facilities	15,003	—	—
Proceeds from sales of assets and other	1,209	2,238	644
Net cash used for investment	(89,257)	(73,212)	(298,839)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	7,500	410,400	837,800
Payments of long-term debt, including revolving credit facility	(7,500)	(410,400)	(754,071)
Treasury stock purchased	(4,930)	—	(10,268)
Dividends paid on common stock	(50,615)	(2,701)	—
Tax withholding payments on stock-based awards	(5,135)	(2,902)	(383)
Proceeds from exercise of stock options	1,412	1,144	—
Financing costs	—	(478)	(6,422)
Other	(555)	(256)	(242)
Net cash provided by (used for) financing	(59,823)	(5,193)	66,414

Net increase (decrease) in cash and cash equivalents	14,531	73,162	(80,518)

Balance at beginning of the period	177,140	103,978	184,496

Balance at end of the period	$191,671	$177,140	$103,978

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2015	43,413	$434	4,587	$(123,711)	$508,066	$(93,015)	$242,896	$534,670
Net income							38,254	38,254
Other comprehensive income						10,003		10,003
Common stock issued	107	1						1
Treasury stock purchased			580	(10,268)				(10,268)
Stock-based compensation					8,177			8,177
Other					(833)			(833)
Balance at December 31, 2016	43,520	$435	5,167	$(133,979)	$515,410	$(83,012)	$281,150	$580,004
Net income							82,957	82,957
Other comprehensive income						6,310		6,310
Common stock issued	228	2						2
Stock-based compensation					9,730			9,730
Common stock dividends ($0.07 per share)							(2,760)	(2,760)
Tax withholding payments on stock-based awards					(2,902)			(2,902)
Proceeds from exercise of stock options					1,144			1,144
Other					168		(104)	64
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549
Net income							20,477	20,477
Other comprehensive income						29,050		29,050
Common stock issued	328	4						4
Treasury stock purchased			200	(4,930)				(4,930)
Stock-based compensation					8,831			8,831
Common stock dividends ($1.30 per share)							(51,664)	(51,664)
Tax withholding payments on stock-based awards					(5,135)			(5,135)
Proceeds from exercise of stock options					1,412			1,412
Other					(4)			(4)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590

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

We operate our business using two reportable segments: (1) Wood Products, which primarily manufactures EWP and plywood, and (2) Building Materials Distribution, which is a wholesale distributor of building materials. For more information, see Note 17, Segment Information.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For additional information regarding our revenue recognition policies, see Note 3, Revenues.

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2018 and 2017, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2018 and 2017, we had $1.1 million and $0.9 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2018, our top ten customers represented approximately 37% of sales, with no customer accounting for 10% or more of total sales. At December 31, 2018, receivables from two customers accounted for approximately 13% and 11% of total receivables. At December 31, 2017, receivables from these two customers accounted for approximately 15% and 12% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under GAAP gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value (Level 1). If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly (Level 2). If quoted prices for identical or similar assets are not available or are unobservable, we may use internally developed valuation models, whose inputs include bid prices, and third-party valuations utilizing underlying asset assumptions (Level 3). See Note 12, Retirement and Benefit Plans, for the fair value measurements of our defined benefit plans' assets.

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2018 and 2017, we held $160.4 million and $137.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2018 and 2017, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $328.1 million and $369.3 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value.

We are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. As discussed in Note 16, Financial Instrument Risk, we use interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2018 and 2017, we had $9.7 million and $6.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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
Leases
We assess lease classification as either capital or operating at lease inception or upon modification. We lease a portion of our distribution centers as well as other property and equipment under operating leases. We also lease certain distribution centers recorded as capital leases. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options generally ranging from one to ten years, with fixed payment terms similar to those in the original lease agreements. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably assured of exercising.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be unable to realize our deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.
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

Inventories included the following (work in process is not material):

	December 31, 2018	December 31, 2017
	(thousands)
Finished goods and work in process	$441,774	$377,266
Logs	54,301	57,229
Other raw materials and supplies	36,974	42,178
	$533,049	$476,673

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2018, 2017, and 2016, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2018 (a)	December 31, 2017	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$38,888	$38,606
Buildings (b)	164,878	144,404	20	-	40
Improvements	49,509	55,267	10	-	15
Mobile equipment, information technology, and office furniture	150,712	138,245	3	-	7
Machinery and equipment	629,337	659,708	7	-	12
Construction in progress	31,015	23,303
	1,064,339	1,059,533
Less accumulated depreciation	(577,115)	(493,741)
	$487,224	$565,792
___________________________________

(a)	The following activity impacted property and equipment during 2018:

•
On November 2, 2018, we closed on the sale of two lumber mills and a particleboard plant, and related property and equipment, located in Northeast Oregon. For more information, see Note 7, Sale of Manufacturing Facilities.

•
We recorded $55.0 million of accelerated depreciation to fully depreciate the curtailed LVL production assets at our Roxboro, North Carolina facility during fourth quarter 2018. For more information, see Note 6, Curtailment of Manufacturing Facility.

•
As of December 31, 2018, property and equipment at our hardwood plywood facility in Moncure, North Carolina, has been classified as assets held for sale and excluded from these property and equipment balances. For more information, see Note 7, Sale of Manufacturing Facilities.

(b)	Capital lease assets are included in the "Buildings" asset class.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. For a description of the impairment losses recorded during the year ended December 31, 2018, see Note 7, Sale of Manufacturing Facilities.

Goodwill and Intangible Assets Impairment

We maintain two reporting units for purposes of our goodwill impairment testing, Wood Products and Building Materials Distribution, which are the same as our operating segments discussed in Note 17, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

We completed our annual assessment of goodwill in fourth quarter 2018 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2018, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 9, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2018 and 2017, we had $2.1 million and $1.1 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2018, these liabilities related primarily to a waste treatment pond and landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Pension Benefits

Several estimates and assumptions are required to record pension costs and liabilities, including discount rates, expected return on plan assets, expected rate of compensation increases, retirement and mortality rates, expected contributions, and other factors. We review and update these assumptions annually unless a plan curtailment or other event occurs requiring that we update the estimates on an interim basis. See Note 12, Retirement and Benefit Plans, for additional information related to our pension plan. While we believe that the assumptions used to measure our pension obligations are reasonable, differences in actual experience or changes in assumptions may materially affect our pension obligations and future expense.

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.6 million and $5.7 million, respectively, of deferred software costs at December 31, 2018 and 2017. We amortized $2.0 million of deferred software costs for both of the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, we amortized $2.1 million of deferred software costs.

Labor Concentration and Unions

As of December 31, 2018, we had approximately 6,220 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of December 31, 2018, we had nine collective bargaining agreements. The agreement covering approximately 96 employees at our Canadian EWP facility expired on December 31, 2017, but has been extended indefinitely pending negotiations. During the course of negotiations, if this agreement is not renewed or extended upon its termination, we could experience a material labor disruption or significantly increased labor costs, which could prevent us from meeting customer demand or reduce our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2018 and 2017, self-insurance related liabilities of $10.0 million and $9.6 million, respectively, were classified within "Accrued liabilities," and $9.5 million and $10.2 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The guidance aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We currently do not expect the adoption of the guidance to have a material effect on our financial statements, but will continue to monitor the standard through the effective date.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to recurring and nonrecurring fair value measurements. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We currently do not expect the adoption of the guidance to have a material effect on our financial statements, but will continue to monitor the standard through the effective date.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Act enacted by the U.S. federal government on December 22, 2017. We adopted ASU 2018-02 as of December 31, 2018. We elected not to reclassify tax effects stranded in "Accumulated other comprehensive loss" to "Retained earnings" as a result of the Tax Act.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires entities to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost must be presented elsewhere in the income statement and outside of income from operations if that subtotal is presented. Entities will have to disclose the line(s) used to present the other components of net periodic benefit cost if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively. We adopted the standard in first quarter 2018, which resulted in a change in our income from operations in an amount equal to the other components of net periodic pension cost, which was offset by a corresponding change outside of income from operations. The amount recorded outside of income from operations is presented in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations. The components of net periodic cost are shown in Note 12, Retirement and Benefit Plans.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize a right-of-use (ROU) asset and an associated lease liability on the balance sheet for all leases (whether operating or finance leases) with a term longer than 12 months. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the ROU asset, similar to accounting for capital leases under current GAAP. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

We expect to record additional lease liabilities for operating leases of approximately $72 million, with an offsetting increase to ROU assets of approximately $69 million as of the date of adoption, substantially all of which are real estate leases. The difference between these amounts is a result of reclassification of accrued rent upon adoption. The standard will not materially affect our consolidated statement of operations. We are in the process of implementing changes to our systems and control processes in conjunction with our implementation and anticipate these changes will go into effect when we adopt this standard. We are also in the process of evaluating the impact on our lease disclosures, but anticipate additional required disclosure. We will continue to monitor potential changes to Topic 842 that have been proposed by the FASB and assess any necessary changes to the implementation process as the guidance is updated.

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

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of Topic 606. However, the new revenue standard provides new guidance that resulted in reclassifications between "Sales" and "Materials, labor, and other operating expenses (excluding depreciation)" and "Selling and distribution expenses" for certain byproduct sales and restocking fees previously netted against these costs. The impact of the reclassifications to revenues and expenses for the year ended December 31, 2018 was an increase of $26.5 million as a result of applying Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard. The new revenue standard also provides new guidance that resulted in a reclassification between trade receivables and accrued liabilities.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated statement of operations and balance sheet was as follows:

	Year ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
STATEMENT OF OPERATIONS
Sales	$4,995,290	$4,968,810	$26,480
Materials, labor, and other operating expenses (excluding depreciation)	4,307,594	4,283,103	24,491
Selling and distribution expenses	363,138	361,149	1,989

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
	(thousands)
BALANCE SHEET
Assets
Receivables, trade	$214,338	$212,638	$1,700

Liabilities
Accrued liabilities, other	63,509	61,809	1,700

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

For EWP, plywood and veneer, byproducts, and other products, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer. Control transfers when product is shipped because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. The amount of consideration we receive and revenue we recognize varies with changes in rebates and cash discounts we offer to our customers. See "Rebates and Cash Discounts" below.

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

For warehouse sales, we transfer control and recognize a sale when the customer takes physical possession of the product. Control transfers when the customer takes physical possession of the product because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. For direct sales, we transfer control and recognize a sale when the product is shipped from the manufacturer to the customer. Control transfers when product is shipped because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. The amount of consideration we receive and revenue we recognize varies with changes in customer rebates and cash discounts we offer to our customers. See "Rebates and Cash Discounts" below.

Rebates and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2018 and 2017, we had $52.1 million and $45.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We estimate the expected cash discounts based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. We believe that there will not be significant changes to our estimates of variable consideration.

Shipping and Handling

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $156.5 million, $139.4 million, and $121.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, are included in "Selling and distribution expenses." In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

For revenue disaggregated by major product line for each reportable segment, see Note 17, Segment Information.

4.    Income Taxes

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

As of December 31, 2018, we have completed our assessment of the effects of the Tax Act on our financial statements. In connection with our analysis of the Tax Act, we recorded a discrete tax benefit of $8.1 million during the year ended December 31, 2017, and an additional discrete tax benefit of $3.8 million during 2018.

Income Tax Provision

Income before income taxes includes the following components:

	Year Ended December 31
	2018	2017	2016
	(thousands)
Domestic	$21,704	$115,083	$41,703
Foreign	398	2,505	1,598
Income before income taxes	$22,102	$117,588	$43,301

The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2018	2017	2016
	(thousands)
Current income tax provision (benefit)
Federal	$6,459	$22,541	$10,664
State	3,126	3,973	2,201
Foreign	5	—	5
Total current	9,590	26,514	12,870

Deferred income tax provision (benefit)
Federal	(5,987)	6,747	2,549
State	(2,127)	991	(1,536)
Foreign	149	379	(8,836)
Total deferred	(7,965)	8,117	(7,823)
Income tax provision	$1,625	$34,631	$5,047

The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2018	2017	2016
	(thousands, except percentages)
Income before income taxes	$22,102	$117,588	$43,301
Statutory U.S. income tax rate	21.0%	35.0%	35.0%

Statutory tax provision	$4,642	$41,156	$15,155
State taxes	741	3,719	1,370
Domestic production activities deduction	—	(963)	(165)
Unrecognized tax benefits	(181)	(86)	1,717
Benefit from enactment of the Tax Act	(3,806)	(8,129)	—
Change in valuation allowance (a)	—	—	(9,884)
Tax credits	(272)	(912)	(2,904)
Foreign rate differential	432	(366)	(91)
Share-based compensation	(1,718)	(413)	107
Nondeductible executive compensation	366	—	—
Meals and entertainment	886	663	601
Other	535	(38)	(859)
Total	$1,625	$34,631	$5,047

Effective income tax rate	7.4%	29.5%	11.7%
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

During the years ended December 31, 2018, 2017, and 2016, cash paid for taxes, net of refunds received, was $14.5 million, $36.1 million, and $6.7 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2018 and 2017, are summarized as follows:

	December 31, 2018	December 31, 2017
	(thousands)
Deferred tax assets
Employee benefits	$27,149	$30,853
Capital leases	5,742	1,079
Inventories	2,649	4,598
Foreign net operating loss carryforward	3,108	5,137
Other	6,461	4,924
Net deferred tax assets	$45,109	$46,591

Deferred tax liabilities
Property and equipment	$(48,302)	$(47,946)
Intangible assets and other	(5,369)	(4,168)
Other	(2,445)	(1,867)
Deferred tax liabilities	$(56,116)	$(53,981)

Total deferred tax liabilities, net	$(11,007)	$(7,390)

As of December 31, 2018, we have foreign net operating loss carryforwards of $15.7 million, which if unused, will expire in years 2026 through 2036. We have state income tax credits totaling $1.5 million as of December 31, 2018, which if unused will expire in years 2020 through 2032. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating loss and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2018	2017	2016
	(thousands)
Balance as of January 1	$2,083	$2,224	$878
Increases related to prior years' tax positions	13	1	1,657
Increases related to current year tax positions	—	51	104
Decreases related to prior years' tax positions	(43)	(12)	—
Lapse of statute of limitations	(203)	(181)	—
Settlements	—	—	(415)
Balance as of December 31	$1,850	$2,083	$2,224

As of December 31, 2018, 2017, and 2016, we had $1.9 million, $2.1 million, and $2.2 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.8 million, $2.0 million, and $2.1 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2018, 2017, and 2016, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2014 to present remain open to examination in the U.S. and tax years 2014 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

5.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) and performance stock units (PSUs) as there are no conditions under which those shares will not be issued. For more information about common share activity during the period, see Note 14, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of the weighted average number of common shares outstanding during the period and other potentially dilutive weighted average common shares. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and PSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2018	2017	2016
	(thousands, except per-share data)
Net income	$20,477	$82,957	$38,254
Weighted average common shares outstanding during the period (for basic calculation)	38,932	38,623	38,761
Dilutive effect of other potential common shares	455	451	164
Weighted average common shares and potential common shares (for diluted calculation)	39,387	39,074	38,925

Net income per common share - Basic	$0.53	$2.15	$0.99
Net income per common share - Diluted	$0.52	$2.12	$0.98

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares, no shares, and 0.2 million shares of common stock in the years ended December 31, 2018, 2017, and 2016, respectively. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

6.     Curtailment of Manufacturing Facility

On November 2, 2018, we decided to permanently curtail LVL production at our Roxboro, North Carolina facility by December 31, 2018. After extended efforts to improve the throughput and cost position of LVL production at Roxboro, we concluded that we would be unable to reduce manufacturing costs to an acceptable level. Roxboro will continue to produce I-joists. As a result of the curtailment, we recorded $55.0 million of accelerated depreciation during fourth quarter 2018 to fully depreciate the curtailed LVL production assets. In addition, we recorded $2.6 million of construction in progress and spare parts write-offs, as well as $0.2 million of severance-related expenses, recorded in "Loss on sale and curtailment of facilities" in our Consolidated Statements of Operations.

7.     Sale of Manufacturing Facilities

Assets Held For Sale

In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina (the Moncure Sale), and subsequently entered into a definitive sale agreement in January 2019. This facility generated net sales and operating loss of approximately $32.7 million and $7.0 million, respectively, during the year ended December 31, 2018, and net sales and operating loss of approximately $28.2 million and $9.8 million, respectively, during the year ended December 31, 2017. These results are included in the operating results of our Wood Products segment.

We expect to receive proceeds of approximately $3.5 million upon closing. The disposal group met the criteria to be classified as held for sale in December 2018 and are recorded as assets held for sale in "Prepaid expenses and other" on our Consolidated Balance Sheets. Upon classification of held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded pre-tax impairment and sale related losses of $24.0 million during the year ended December 31, 2018, recorded in "Loss on sale and curtailment of facilities" in our Consolidated Statements of Operations. The losses include impairment write-downs of property and equipment, spare parts inventory, and other assets, as well as $0.3 million of goodwill allocated to the disposal group. The value of assets held for sale was based on current market conditions and the expected proceeds from the sale of the assets (Level 2 inputs). The losses also include severance-related expenses of $0.3 million.

Sale of Assets

On September 10, 2018, we entered into an agreement to sell two lumber mills and a particleboard plant located in Northeast Oregon (the Sale). These facilities generated net sales and operating loss of approximately $74.1 million and $0.2 million, respectively, for the year ended December 31, 2018, and net sales and operating income of approximately $82.5 million and $0.9 million, respectively, for the year ended December 31, 2017. These results are included in the operating results of our Wood Products segment.

On November 2, 2018, we closed on the Sale and received proceeds of $15.0 million. As a result, we recorded a pre-tax loss of $11.5 million during the year ended December 31, 2018, recorded in "Loss on sale and curtailment of facilities" in our Consolidated Statements of Operations. The loss includes the impairment of property and equipment and related spare parts inventory, as well as $1.0 million of goodwill allocated to the disposal group. The loss also includes severance-related expenses of $0.5 million.

8.    Acquisitions

During the year ended December 31, 2018, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio (collectively, the Acquisitions). The purchase price of the Acquisitions was $25.5 million, including a post-closing adjustment of less than $0.1 million based upon a working capital target. The company funded the Acquisitions with cash on hand. These distribution locations add to our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within these markets following the Acquisitions.

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

The following table summarizes the final allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the acquisition dates:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$7,108
Inventories	10,700
Property and equipment	3,040
Intangible assets:
Customer relationships	2,700
Goodwill	4,976
Assets acquired	28,524

Accounts payable and accrued liabilities	2,045
Deferred income taxes	997
Liabilities assumed	3,042

Net assets acquired	$25,482

9.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution		Wood Products		Total
	(thousands)
Balance at December 31, 2017	$5,593		$49,840		$55,433
Additions	4,976	(a)	—		4,976
Allocation of goodwill to disposal groups	—		(1,250)	(b)	$(1,250)
Balance at December 31, 2018	$10,569		$48,590		$59,159
______________________________________

(a)	Represents the acquisition of wholesale building material distribution locations. For additional information, see Note 8, Acquisitions.

(b)
Represents the allocation of goodwill to the disposal of two lumber mills and a particleboard plant located in Northeast Oregon and a hardwood plywood facility located in Moncure, North Carolina. For additional information, see Note 7, Sale of Manufacturing Facilities.

At December 31, 2018 and 2017, intangible assets represented the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. Amortization expense is expected to be approximately $1.0 million per year for the next five years.

Intangible assets consisted of the following:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	10,350	(2,399)	7,951
	$19,250	$(2,399)	$16,851

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	7,650	(1,484)	6,166
	$16,550	$(1,484)	$15,066

10.	Debt

Long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(5,572)	(6,688)
Long-term debt	$439,428	$438,312

At December 31, 2018, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2019	$—
2020	—
2021	—
2022	50,000
2023	—
Thereafter	395,000

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantors, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $370 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a $50.0 million term loan (ABL Term Loan) maturing on May 1, 2022. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2018, was $364.6 million.

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

At both December 31, 2018 and 2017, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million and $5.9 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the year ended December 31, 2018, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $3.7 million, respectively, and the average interest rate on borrowings was approximately 3.12%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid, may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the year ended December 31, 2018, the average interest rate on the ABL Term Loan was approximately 3.73%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned.

Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective net interest rate on the ABL Term Loan was approximately 3.0% during the year ended December 31, 2018.

Term Loan

On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement, as amended, (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and other banks in the Farm Credit system named therein as lenders. The Term Loan Agreement was for a $75.0 million secured term loan (Term Loan). The outstanding principal balance of the Term Loan amortizes and is payable in equal installments of $10 million per year on each of the sixth, seventh, eighth, and ninth anniversaries of the Closing Date, with the remaining principal balance due and payable on March 30, 2026. Interest on our Term Loan is payable monthly.

In December 2016, we prepaid $30 million of the Term Loan, which became available to reborrow. In November 2018, we terminated the ability to reborrow this prepaid Term Loan. Amounts prepaid and eligible for reborrowing were subject to an unused line fee of 0.325% per annum times the average daily amount of the unused commitments. This prepayment of $30 million satisfied our principal obligations due on the sixth, seventh, and eighth anniversaries of the Closing Date.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the year ended December 31, 2018, the average interest rate on the Term Loan was approximately 3.86%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 3.1%.

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

The terms of the indenture governing the 2024 Notes, among other things, limit the ability of Boise Cascade and our restricted subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets. The indenture governing the 2024 Notes permits us to pay dividends only if at the time of payment (i) no default has occurred or is continuing (or would result from such payment) under the indenture, and (ii) our consolidated leverage ratio is no greater than 3.5:1, or (iii) the dividend, together with other dividends since the issue date, would not exceed our "builder" basket under the indenture. In addition, the indenture includes certain specific baskets for the payment of dividends.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 16, Financial Instrument Risk.

Cash Paid for Interest

For the years ended December 31, 2018, 2017, and 2016, cash payments for interest were $24.1 million, $23.5 million, and $21.0 million, respectively.

11.    Leases

Rental expense for operating leases was $18.2 million, $19.3 million, and $18.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Sublease rental income was not material in any of the periods presented.

During the year ended December 31, 2018, we recorded two new capital leases for distribution centers with initial lease terms of 13 and 20 years, respectively, in the amount of $18.9 million, which represents non-cash investing and financing activities. At December 31, 2018, and 2017, we had $23.7 million and $4.9 million, respectively, of gross capital lease assets recorded in "Property and equipment, net" on our Consolidated Balance Sheets. Capital lease obligations are recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

As of December 31, 2018, our minimum lease payment requirements for noncancelable operating and capital leases with terms of more than one year are as follows (in thousands):

	Operating Leases	Capital Leases
	(thousands)
2019	$13,222	$2,578
2020	12,734	2,617
2021	11,595	2,656
2022	10,208	2,694
2023	9,800	2,740
Thereafter	40,381	30,177
Total	$97,940	43,462
Less - interest on capital lease obligations		(20,838)
Total principal payable on capital lease obligations		22,624
Less - current obligations		(703)
Long-term capital lease obligations		$21,921

These future minimum lease payment requirements have not been reduced by sublease income due in the future under noncancelable subleases. Minimum sublease income expected to be received in the future is not material.

12.                               Retirement and Benefit Plans

Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan.

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. We have one qualified defined benefit pension plan (Pension Plan). Benefits under the Pension Plan are frozen for salaried employees and substantially all eligible hourly employees. The following summarizes recent activity of each individual plan:

•
During third quarter 2016, we offered a program whereby certain terminated vested participants and active employees of the Boise Cascade Company Pension Plan could elect to take a one-time voluntary lump-sum payment equal to the present value of future benefits. Active employees were required to retire on or before November 1, 2016 to receive their lump-sum benefits. This program closed on September 30, 2016 with participants electing lump-sum payments totaling approximately $21 million. Plan participants who elected to participate in the program received their lump-sum benefits on November 1, 2016. We remeasured the Pension Plan on November 1, 2016 and recorded settlement expense of $3.9 million in fourth quarter 2016. See "Assumptions" below for the impact on our discount rate and expected return on plan asset assumptions.

•
On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our qualified defined benefit pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments for all plan participants in payout status as of July 1, 2018, which comprised over 60% of our U.S. qualified pension plan projected benefit obligations. As a result of the transfers of pension plan assets, we remeasured the Pension Plan on April 25, 2018, and August 10, 2018, and recorded settlement expense in second and third quarters 2018 of $12.0 million and $11.3 million, respectively. See "Assumptions" below for the impact on our discount rate and expected return on plan asset assumptions.

We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the year ended December 31, 2018, company performance resulted in additional contributions in the range of 2% to 4% of eligible compensation. During the year ended December 31, 2017, company performance resulted in additional contributions in the range of 1% to 2% of eligible compensation. During the year ended December 31, 2016, company performance resulted in no additional contributions. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2018, 2017, and 2016, were $22.2 million, $15.9 million, and $11.4 million, respectively.

Defined Contributory Trust

We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2018, 2017, and 2016 approximately 1,221, 1,365, and 1,369, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.85, $0.80, and $0.80, respectively, per hour per active employee during 2018, 2017, and 2016. For certain other of these employees, we were required to contribute 4.5% of the employee's earnings during 2018 and 2017, and approximately 4% of the employee's earnings during 2016. Company contributions to the multiemployer defined contributory trust plan for each of the years ended December 31, 2018, 2017, and 2016 were $2.8 million. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

Deferred Compensation Plan

We sponsor a deferred compensation plan. Under the plan, participating employees irrevocably elect each year to defer receipt of a portion of their base salary and incentive compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. In addition, subject to plan revisions that became effective January 1, 2019, participants may also receive distributions of their deferred compensation accounts while still employed by the company. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets.

For the years ended December 31, 2018, 2017, and 2016, we recognized $1.0 million, $0.8 million, and $0.7 million, respectively, of interest expense related to the plan. At December 31, 2018 and 2017, we had liabilities related to the plan of $1.1 million and $1.6 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $18.8 million and $14.8 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2018, 2017, and 2016, approximately 604, 649, and 658, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.50 per hour per active employee from June 1, 2015, to December 31, 2016. From January 1, 2017, to May 31, 2017, we were required to contribute $5.80 per hour per active employee. From June 1, 2017, to May 31, 2018, we were required to contribute $6.10 per hour per active employee. Since June 1, 2018, we are required to contribute $6.40 per hour per active employee. During the years ended December 31, 2018, 2017, and 2016 company contributions to the multiemployer health and welfare plan were $7.7 million, $8.1 million, and $7.6 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

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

	December 31
	2018	2017
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$483,525	$460,192
Service cost	794	1,204
Interest cost	11,344	17,542
Actuarial (gain) loss	(39,651)	26,112
Group annuity transactions (a)	(265,137)	—
Benefits paid	(14,023)	(21,525)
Benefit obligation at end of year	176,852	483,525

Change in plan assets
Fair value of plan assets at beginning of year	422,255	389,440
Actual return on plan assets	(3,968)	52,147
Employer contributions	26,081	2,193
Group annuity transactions (a)	(275,544)	—
Benefits paid	(14,023)	(21,525)
Fair value of plan assets at end of year	154,801	422,255

Underfunded status	$(22,051)	$(61,270)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(671)	$(715)
Noncurrent liabilities	(21,380)	(60,555)
Net liability	$(22,051)	$(61,270)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$11,856	$50,787
Prior service cost	—	—
Net loss recognized	$11,856	$50,787
______________________________________

(a)	See Defined Benefits Plans above for description of group annuity transactions.

The accumulated benefit obligation for all defined benefit pension plans was $176.9 million and $483.5 million at December 31, 2018 and 2017, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive Income

The components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows:

	Year Ended December 31
	2018	2017	2016
	(thousands)
Net periodic benefit cost
Service cost	$794	$1,204	$1,127
Interest cost	11,344	17,542	18,798
Expected return on plan assets	(11,097)	(18,968)	(20,324)
Amortization of actuarial loss	1,497	1,686	2,484
Plan settlement expense (a)	23,255	—	4,155
Net periodic benefit cost	25,793	1,464	6,240

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	(14,178)	(7,067)	(9,622)
Amortization of actuarial loss	(1,497)	(1,686)	(2,484)
Effect of settlements	(23,255)	—	(4,155)
Total recognized in other comprehensive income	(38,930)	(8,753)	(16,261)
Total recognized in net periodic cost and other comprehensive income	$(13,137)	$(7,289)	$(10,021)
______________________________________

(a)
Plan settlement expense during the year ended December 31, 2018 includes $23.3 million of settlement charges related to the transfers of pension plan assets to Prudential for the purchase of group annuity contracts. Plan settlement expense during the year ended December 31, 2016 includes a $3.9 million settlement charge related to lump-sum cash payments to certain terminated vested participants in settlement of pension obligations.

In 2019, we estimate net periodic pension expense will be approximately $1.8 million, including $0.2 million of net actuarial gain that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2018	2017
Weighted average assumptions
Discount rate	4.15%	3.40%
Rate of compensation increases (c)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2018					2017	2016
Weighted average assumptions
Discount rate (a)(b)	3.95%	/	4.05%	/	3.40%	3.90%	3.45%	/	4.05%
Expected long-term rate of return on plan assets (a)(b)	3.85%	/	4.50%	/	4.75%	5.00%	5.10%	/	5.10%
Rate of compensation increases (c)	—%					—%	—%
_______________________________________

(a)
Prior to the remeasurements of our qualified defined benefit pension plan on April 25, 2018, and August 10, 2018, the discount rates were 3.40% and 4.05%, respectively, and the expected rates of return on plan assets were 4.75% and 4.50%, respectively. The discount rate and expected rate of return on plan assets after the August 10, 2018 remeasurement were 3.95% and 3.85%, respectively.

(b)
Prior to the remeasurement of our qualified defined benefit pension plan on November 1, 2016, the discount rate and expected rate of return on plan assets were 4.05% and 5.10%. The discount rate and expected rate of return on plan assets after the November 1, 2016 remeasurement were 3.45% and 5.10%, respectively.

(c)
Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero. In addition to the salaried benefits being frozen, there are currently no scheduled increases in pension benefit rates applicable to past service covering the minimal number of hourly employees who continue to accrue benefits.

Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled at each measurement date of the plan. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2019 net periodic benefit cost is 3.85%.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2018, we used the RP-2014 mortality tables adjusted to reflect mortality improvement scale MP-2015 and projected forward using MP-2018 on a generational basis. In 2017, we used the RP-2014 mortality tables adjusted to reflect mortality improvement scale MP-2015 and projected forward using MP-2017 on a generational basis.

Investment Policies and Strategies

Our Retirement Funds Investment Committee (RFIC) is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner.

At December 31, 2018, as dictated by investment allocation guidelines established by our RFIC, approximately 90% of our pension plan assets were invested in fixed-income securities, and approximately 10% were invested in a multi-asset class fund, both of which are described in more detail below. With the previously described group annuity transactions that were completed in 2018, our pension liability was significantly reduced and the duration of our remaining liability was extended. In addition, an increase in discount rates and approximately $26 million of plan contributions during 2018 resulted in a meaningful year-over-year improvement in the funded status of the plan. Given the significant change in the duration of the liability and improved funded status, our investment objective is to hedge the plan’s future exposure to interest rate risk by shifting the substantial majority of plan assets into fixed income securities that have a duration profile closely aligned with the duration profile of the remaining plan liability. This shift is consistent with a de-risking glide path established by our RFIC.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2018 and 2017:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Fixed-income securities (b)	$—	$141,930	$—	$141,930
Multi-asset class fund (c)	—	12,431	—	12,431
Total investments at fair value	$—	$154,361	$—	154,361
Receivables and accrued expenses, net				440
Fair value of plan assets				$154,801

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Fixed-income securities (b)	$—	$197,866	$—	$197,866
Equity securities
Large-cap U.S. equity securities (d)	—	93,021	—	93,021
Small- and mid-cap U.S. equity securities (e)	—	17,187	—	17,187
International equity securities (f)	—	59,937	—	59,937
Total investments at fair value	$—	$368,011	$—	368,011
Hedge fund measured at NAV (g)				27,021
Real estate fund measured at NAV (h)				25,894
Receivables and accrued expenses, net				1,329
Fair value of plan assets				$422,255
_______________________________________

(a)
Securities represent common collective trusts managed and valued by Russell Trust Company, the administrator of the funds. While the underlying assets are actively traded on an exchange, the funds are not. The investments in equity and fixed-income securities are considered to have a readily determinable fair value because the fair value per share (unit) is determined and published and is the basis for current transactions. We have the ability to redeem these securities with a one-day notice.

(b)
Invested in the Russell Long Duration Fixed Income Fund at December 31, 2018 and 2017, which is designed to provide current income and capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities. In addition, at December 31, 2018, our investments in this category included the Russell 14-Year LDI Fixed Income Fund. The fund invests primarily in investment grade bonds that closely match those found in discount rate curves used to value U.S. pension liabilities and seeks to provide additional incremental return through modest interest rate timing, security selection, and tactical use of non-credit sectors. In addition, at December 31, 2018, our investments in this category included Russell STRIPS Fixed Income Funds with duration profiles of 10, 15, and 28 years. These funds invest in a subset of the STRIPS universe with a similar duration profile as their respective Bloomberg Barclays U.S. STRIPS Index. Lastly, at December 31, 2017, our investments in this category also included the Russell Multi-Manager Bond Fund. The fund seeks to outperform the Barclays Capital U.S. Aggregate Bond Index over a full market cycle. The fund is designed to provide current income and, as a secondary objective, capital appreciation through a variety of diversified strategies, including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield and emerging market bonds.

(c)
Invested in the Russell Multi-Asset Core Plus Fund, which is designed to provide long-term growth by providing a diversified portfolio of investments that has an overall strategic allocation of 75% global equity, 15% marketable real assets, and 10% global fixed income.

(d)
Invested in the Russell Large Cap U.S. Equity Fund. The fund seeks returns that exceed the Russell 1000 Index by investing in large-capitalization stocks of the U.S. stock market. In addition, our investments in this category included the Russell 1000 Index Fund, which seeks to track the investment results of an index composed of large- and mid-capitalization stocks of the U.S. stock market.

(e)	Invested in the Russell Equity II Fund. The fund seeks returns that exceed the Russell 2500 Index by investing in the small- and mid-capitalization stocks of the U.S. stock market.

(f)
Invested in the Russell International Fund with Active Currency, which benchmarks against the Russell Developed ex-U.S. Large Cap Index Net and seeks favorable total returns and additional diversification through investment in non-U.S. equity securities and active currency management. The fund participates primarily in the stock markets of Europe and the Pacific Rim and seeks to opportunistically add value through active investment in foreign currencies. In addition, our investments in this category included the Russell Emerging Market Fund, which benchmarks against the Russell Emerging Markets Index and is designed to maintain a broadly diversified exposure to emerging market countries.

(g)
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

(h)
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

Cash Flows
Since 2012, we have contributed a total of four company-owned real property locations from our Building Materials Distribution segment to our qualified defined benefit pension plan. These contributions constitute related party transactions. We are leasing back the contributed properties for initial terms of ten years ending between 2022 and 2025 with two five-year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly and include 2% annual escalation rates. Each lease provides us a right of first refusal on any subsequent sale by the pension plan, as well as repurchase options at the end of the initial term and extension periods. The plan engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plan.

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

During fourth quarter 2018, we repurchased one of the real property locations we previously had contributed to our qualified defined benefit pension plan for approximately $4.0 million (the Repurchase), which was recorded as a pension contribution. Therefore, as of December 31, 2018, we have a total of three company-owned real property locations that we are leasing from our qualified defined benefit pension plan.

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2018, 2017, and 2016, we made cash contributions to our pension plans totaling $26.1 million, $2.2 million, and $3.8 million, respectively. During 2018, cash contributions include a $20.0 million discretionary contribution, the $4.0 million Repurchase, and $1.5 million of lease payments. Cash contributions during both 2017 and 2016 include $1.4 million of lease payments. While we have no federally required contributions for 2019, we expect to make cash contributions of approximately $2 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company. The following benefit payments are expected to be paid to plan participants (in thousands):

2019	$3,129
2020	4,191
2021	5,368
2022	6,393
2023	7,271
Years 2024-2028	46,610

13.    Long-Term Incentive Compensation Plans

Stock-Based Compensation

In February 2013, we adopted the 2013 Incentive Compensation Plan (2013 Incentive Plan), which was superseded by the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which was approved by our stockholders and became effective in April 2016. After the effective date of the 2016 Incentive Plan, no awards were granted under the 2013 Incentive Plan. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, cash-based compensation, and performance awards. Directors, officers, and other employees, as well as consultants and advisors, are eligible for grants under the 2016 Incentive Plan. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2016 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid when the awards vest. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2016 Incentive Plan is 3.7 million shares.

In February 2018 and 2017, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). In February 2016, we granted two types of stock-based awards under the 2013 Incentive Plan: PSUs and RSUs. As of December 31, 2018, 2.6 million shares remained available for future issuance under the 2016 Incentive Plan.
PSU and RSU Awards

In 2018, we granted 78,976 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair market value of $43.05. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, dependent upon Boise Cascade's 2018 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2018 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest. The PSUs granted to officers in 2018, if earned, generally vest in a single installment three years from the grant date, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

In 2017 and 2016, we granted 178,021 and 418,344 PSUs, at a weighted average grant date fair market value of $27.05 and $16.56, respectively, to our officers and other employees, subject to performance and service conditions. During the 2017 performance period, officers and other employees earned 135% and 145%, respectively, of the target based on Boise

Cascade’s 2017 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreements. During the 2016 performance period, officers and other employees earned 97% and 104%, respectively, of the target based on Boise Cascade’s 2016 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreements.

In 2018, 2017, and 2016, we granted an aggregate of 99,087, 214,035, and 335,820 RSUs, at a weighted average grant date fair market value of $43.08, $27.10, and $16.73, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2018, 2017, and 2016, the total fair value of PSUs and RSUs vested was $15.4 million, $8.5 million, and $2.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plans for the year ended December 31, 2018:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2017	487,160	$20.76	403,252	$23.06
Granted	78,976	43.05	99,087	43.08
Performance condition adjustment (a)	67,835	27.05	—	—
Vested	(187,606)	20.20	(199,414)	23.47
Forfeited	(16,577)	25.78	(13,752)	25.57
Outstanding, December 31, 2018	429,788	$25.90	289,173	$29.52
__________________

(a)
Performance condition adjustment represents additional PSU's granted, as other employees earned 145% of the target based on Boise Cascade's 2017 EBITDA and officers earned 135% of the target based on Boise Cascade's 2017 ROIC.

Compensation Expense

We record compensation expense over the awards' vesting period and account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures. Any shares not vested are forfeited. We recognize stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs, RSUs, and stock options, net of forfeitures, was as follows:

	Year Ended December 31
	2018	2017	2016
	(thousands)
PSUs	$4,005	$4,923	$4,114
RSUs	4,826	4,807	3,982
Stock options	—	—	81
Total	$8,831	$9,730	$8,177

For the years ended December 31, 2018, 2017, and 2016, the related tax benefit was $2.2 million, $2.5 million, and $3.1 million, respectively. As of December 31, 2018, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $8.4 million. This expense is expected to be recognized over a weighted-average period of 1.6 years.

Long-Term Incentive Cash Plan

In 2018, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides an award notice to participants granting them the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2018 EBITDA, determined in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition. We recognized $1.4 million of LTIP Cash Plan expense in 2018, primarily recorded in "General and administrative expenses" in our Consolidated Statements of Operations. There was no LTIP Cash Plan expense recorded during 2017 and 2016.

14.    Stockholders' Equity

Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2018 and 2017. We had 44,075,840 and 43,747,805 shares of common stock issued and 38,708,767 and 38,580,732 shares of common stock outstanding as of December 31, 2018 and 2017, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During fourth quarter 2017 and each of the first, second, and third quarters of 2018, we declared and paid a dividend of $0.07 per share of our common stock. We also declared and paid an additional dividend of $1.00 per share of our common stock during third quarter 2018. During fourth quarter 2018, we declared and paid a dividend of $0.09 per share of our common stock. During the years ended December 31, 2018 and 2017, we paid $50.6 million and $2.7 million, respectively, of dividends to shareholders. On February 6, 2019, our board of directors declared a dividend of $0.09 per share of our common stock, payable on March 15, 2019, to stockholders of record on March 1, 2019. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 10, Debt.

Stock Repurchase

On February 25, 2015, our board of directors authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2018, we repurchased 200,000 shares under the program at a cost of $4.9 million, or an average of $24.65 per share. We did not purchase any shares under the Program during 2017. During 2016, we repurchased 580,100 shares under the Program at a cost of $10.3 million, or $17.70 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of December 31, 2018, there were 496,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2018	2017	2016
	(thousands)
Beginning Balance, net of taxes	$(76,702)	$(83,012)	$(93,015)
Net actuarial gain, before taxes	14,178	7,067	9,622
Amortization of actuarial loss, before taxes (a)	1,497	1,686	2,484
Effect of settlements, before taxes (a)	23,255	—	4,155
Income taxes	(9,880)	(2,443)	(6,258)
Ending Balance, net of taxes	$(47,652)	$(76,702)	$(83,012)
___________________________________

(a)
Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12, Retirement and Benefit Plans.

15.                                      Transactions With Related Party

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $16.7 million, $16.6 million, and $17.4 million, respectively, during the years ended December 31, 2018, 2017, and 2016. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $83.1 million, $86.4 million, and $87.2 million, respectively, during the years ended December 31, 2018, 2017, and 2016. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

16.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2018, 2017, and 2016, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

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

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2018, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018. At December 31, 2017, the notional principal amount of our interest rate swap agreements exceeded the $95.0 million of variable-rate debt outstanding after paying down $30.0 million of variable rate debt on our Term Loan in December 2016. The excess notional principal amount of our interest rate swaps over our variable-rate debt was within our management strategy as we had partially funded seasonal and intra-month working capital requirements from borrowings under our Revolving Credit Facility.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable-rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2018 and 2017, we recorded a long-term asset of $3.8 million and $4.7 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

17.                               Segment Information

As of January 1, 2017, we operate our business using two reportable segments: Wood Products and Building Materials Distribution. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments. For a description of the products sold by our segments, see Note 3, Revenues.

Prior to January 1, 2017, we operated our business using three reportable segments: Wood Products, Building Materials Distribution, and Corporate and Other. This change is based on Corporate and Other no longer earning revenue as of January 1, 2017, and thus no longer meeting the definition of a reportable segment. Corporate results are now presented as reconciling items to arrive at total net sales and operating income. Corresponding information for the year ended December 31, 2016, has been revised to conform with current presentation.

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

For the years ended December 31, 2018, 2017, and 2016, no customers accounted for 10% or more of total sales. Sales to foreign unaffiliated customers were approximately $96 million, $94 million, and $71 million, respectively, for the years ended December 31, 2018, 2017, and 2016.

At December 31, 2018, 2017, and 2016, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2018	2017	2016
	(millions)
Wood Products (a)
LVL	$42.2	$45.5	$76.4
I-joists	29.3	35.2	56.0
Other engineered wood products	25.3	22.0	22.0
Plywood and veneer	336.2	324.4	316.8
Lumber	86.0	87.6	87.2
Byproducts (b)	87.3	53.2	56.0
Particleboard	37.5	46.0	49.3
Other	63.9	44.4	19.9
	707.7	658.3	683.6

Building Materials Distribution
Commodity	2,070.1	1,808.2	1,503.0
General line	1,421.5	1,269.5	1,141.9
Engineered wood products	796.0	696.0	582.3
	4,287.6	3,773.7	3,227.2
	$4,995.3	$4,432.0	$3,910.8
  ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the year ended December 31, 2018, approximately 74% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

(b)	As discussed in Note 3, Revenues, prior period amounts have not been adjusted under the modified retrospective method upon adoption of ASC Topic 606, Revenue from Contracts with Customers.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2018	2017	2016
	(thousands)
Net sales by segment
Wood Products	$1,533,270	$1,373,760	$1,280,415
Building Materials Distribution	4,287,702	3,773,810	3,227,207
Intersegment eliminations and other (a)	(825,682)	(715,579)	(596,407)
Total net sales	$4,995,290	$4,431,991	$3,911,215

Segment operating income (loss)
Wood Products	$(10,022)	$53,629	$25,929
Building Materials Distribution	112,510	116,760	84,359
Total segment operating income	102,488	170,389	110,288
Unallocated corporate costs	(30,450)	(28,976)	(25,597)
Income from operations	$72,038	$141,413	$84,691

Depreciation and amortization
Wood Products (b)	$126,989	$63,115	$57,521
Building Materials Distribution	18,280	15,504	13,762
Corporate	1,568	1,760	1,564
Total depreciation and amortization	$146,837	$80,379	$72,847

Capital expenditures
Wood Products (c)	$53,392	$54,600	$282,403
Building Materials Distribution (d)	51,306	19,301	15,846
Corporate	771	1,549	1,234
Total capital expenditures	$105,469	$75,450	$299,483
__________________

(a)
Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment. During 2018, 2017, and 2016, approximately 54%, 52%, and 47%, respectively, of Wood Products' overall sales were to our Building Materials Distribution segment.

(b)
Depreciation and amortization for Wood Products includes $55.0 million of accelerated depreciation to fully depreciate the curtailed LVL production assets at our Roxboro, North Carolina facility during fourth quarter 2018. For more information, see Note 6, Curtailment of Manufacturing Facility.

(c)	Capital spending in 2016 for Wood Products includes $215.9 million for the acquisition of two EWP facilities.

(d)
Capital spending in 2018 for Building Materials Distribution includes $25.5 million for the acquisition of three wholesale building material distribution locations. For more information, see Note 8, Acquisitions.

	December 31
	2018	2017
	(thousands)
Assets
Wood Products	$690,400	$783,533
Building Materials Distribution	699,261	635,208
Corporate	191,587	188,452
Total assets	$1,581,248	$1,607,193

18.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 10, Debt, and Note 11, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log supply agreements. At December 31, 2018, our total obligation for log purchases under contracts with third parties was approximately $58 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility, ABL Term Loan, and Term Loan, described in Note 10, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

Boise Cascade has issued $350.0 million of 5.625% senior notes due in 2024. At December 31, 2018, $350.0 million of the 2024 Notes were outstanding. The 2024 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 10, Debt, for more information.

Boise Cascade issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of obligations with respect to present and future log agreements of Boise Cascade Wood Products, L.L.C. and several facility leases entered into by Boise Cascade Building Materials Distribution, L.L.C. Boise Cascade's exposure under these agreements is limited to future log purchases and the minimum lease payment requirements under the agreements.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2018, we are not aware of any material liabilities arising from these indemnifications.

19.    Quarterly Results of Operations (unaudited)

	2018
	First Quarter	Second Quarter (a)	Third Quarter (b)	Fourth Quarter (c)
	(millions, except per-share amounts)
Net sales	$1,182.8	$1,408.1	$1,338.5	$1,065.8
Income (loss) from operations	$51.8	$74.1	$30.5	$(84.3)
Net income (loss)	$37.1	$41.8	$13.8	$(72.2)
Net income (loss) per common share – Basic	$0.96	$1.07	$0.36	$(1.85)
Net income (loss) per common share – Diluted	$0.94	$1.06	$0.35	$(1.85)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (d)
	(millions, except per-share amounts)
Net sales	$974.4	$1,138.9	$1,226.6	$1,092.0
Income from operations	$21.1	$42.5	$56.1	$21.7
Net income	$10.0	$22.2	$31.7	$19.1
Net income per common share – Basic	$0.26	$0.57	$0.82	$0.49
Net income per common share – Diluted	$0.26	$0.57	$0.81	$0.49
__________________

(a)	Second quarter 2018 results include $12.0 million of pre-tax losses, or $0.23 per share after-tax, from a non-cash pension settlement charge as discussed in Note 12, Retirement and Benefit Plans.

(b)
Third quarter 2018 results include $11.3 million of pre-tax losses, or $0.21 per share after-tax, from a non-cash pension settlement charge and $11.0 million of pre-tax losses, or $0.21 per share after-tax, from impairment losses on assets held for sale in Northeast Oregon. For additional information, see Note 12, Retirement and Benefit Plans and Note 7, Sale of Manufacturing Facilities.

(c)
Fourth quarter 2018 results include $57.8 million of pre-tax expenses, or $1.11 per share after-tax, for accelerated depreciation and other curtailment costs related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility as discussed in Note 6, Curtailment of Manufacturing Facility. Fourth quarter 2018 also includes $24.0 million of pre-tax losses, or $0.46 per share after-tax, from an impairment loss and other sale related costs on our hardwood plywood facility in Moncure, North Carolina upon being classified as held for sale, as discussed in Note 7, Sale of Manufacturing Facilities.

(d)	Fourth quarter 2017 results include $8.1 million, or $0.21 per share, income tax benefit associated with the effects of the Tax Act discussed further in Note 4, Income Taxes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:
Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

The management of Boise Cascade Company (Boise Cascade) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that:

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2018, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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
We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief operating officer, chief financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.bc.com by clicking on About Boise Cascade and then Code of Ethics. Our website is not part of, and is not incorporated by reference to, this Form 10-K. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer and financial and accounting officers by posting the required information on our website at the above address.
The other information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2019, to be filed with the Commission no later than 120 days after December 31, 2018, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2019, to be filed with the Commission no later than 120 days after December 31, 2018, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2019, to be filed with the Commission no later than 120 days after December 31, 2018, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2019, to be filed with the Commission no later than 120 days after December 31, 2018, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2019, to be filed with the Commission no later than 120 days after December 31, 2018, in accordance with General Instruction G(3) to the Form 10-K.

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

-    Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016.

-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016.

-     Consolidated Balance Sheets as of December 31, 2018 and 2017.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016.

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
		8-K**	333-122770**	4.1**	10/23/2012**

4.2	Supplemental Indenture, dated as of October 1, 2013, by and among Boise Cascade Company, the existing guarantors party thereto, Chester Wood Products LLC, Moncure Plywood LLC, and U.S. Bank National Association, as trustee, to Indenture, dated as of October 22, 2012, by and among Boise Cascade Company, the guarantors party thereto, and U.S. Bank National Association	8-K	001-35805	4.1	10/2/2013

4.3	Second Supplemental Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	001-35805	4.4	8/29/2016

4.4	Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 5.625% Senior Notes due 2024	8-K	001-35805	4.1	8/29/2016

4.5	Form of 5.625% Senior Note due 2024 (included as Exhibit 1 to Appendix to Exhibit 4.1)	8-K	001-35805	4.2	8/29/2016

4.6	Form of 5.625% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	8-K	001-35805	4.3	8/29/2016

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024	10-Q	001-35805	10.1	10/26/2016

10.9	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.10	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.11+	Executive Officer Severance Pay Policy, as amended through November 1, 2007	8-K**	333-122770**	99.1**	11/2/2007**

10.12+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.13+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.14+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.15+	Pension Plan Group Annuity Contract, effective April 25, 2018					X

10.16+	Pension Plan Group Annuity Contract, effective August 10, 2018					X

10.17+	Boise Cascade Company Financial Counseling Program, as amended through December 12, 2007	8-K**	333-122770**	99.4**	12/18/2007**

10.18+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.19+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.20+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.21+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.22+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.23+	Boise Cascade Company 2019 CFO Leadership Recognition Agreement					X

10.24+	Form of Indemnification Agreement for directors and executive officers	8-K	001-35805	10.4	2/13/2013

10.25+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.26+	Form of 2016 Restricted Stock Unit Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.3	5/3/2016

10.27+	Form of 2016 Performance Stock Unit Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.4	5/3/2016

10.28+	Form of 2016 Performance Stock Unit Transition Agreement under the Boise Cascade Company 2013 Incentive Compensation Plan	10-Q	001-35805	10.5	5/3/2016

10.29+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.30+	Form of Severance Agreement between Boise Cascade Company and executive officers	8-K	001-35805	10.1	8/30/2016

10.31+	Form of 2017 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	8/3/2017

10.32+	Form of 2017 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	8/3/2017

10.33+	Form of 2018 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/4/2018

10.34+	Form of 2018 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/4/2018

10.35+	2019 CFO Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan					X

14.1	Boise Cascade Company Code of Ethics	8-K	001-35805	14.1	2/26/2018

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

**	Refers to filings of Boise Cascade Holdings, L.L.C.

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Thomas K. Corrick
Thomas K. Corrick
Chief Executive Officer

Date:  February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

Principal Executive Officer:

/s/ Thomas K. Corrick	Chief Executive Officer, Director
Thomas K. Corrick

Principal Financial Officer:

/s/ Wayne M. Rancourt	Executive Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

Principal Accounting Officer:

/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

Directors:

/s/ Thomas E. Carlile	/s/ Mack L. Hogans
Thomas E. Carlile, Chairman	Mack L. Hogans

/s/ Steven C. Cooper	/s/ Kristopher J. Matula
Steven C. Cooper	Kristopher J. Matula

/s/ Richard H. Fleming	/s/ Duane C. McDougall
Richard H. Fleming	Duane C. McDougall

/s/ Karen E. Gowland	/s/ Christopher J. McGowan
Karen E. Gowland	Christopher J. McGowan

/s/ David H. Hannah
David H. Hannah