Form 10-Q
period 2019-03-31
BOISE CASCADE Co
filed 2019-05-07
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BCC	New York Stock Exchange

There were 38,974,684 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 26, 2019.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2019	2018
	(thousands, except per-share data)
Sales	$1,042,086	$1,182,841

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	897,822	1,009,778
Depreciation and amortization	19,217	22,111
Selling and distribution expenses	87,026	83,356
General and administrative expenses	16,675	15,886
Other (income) expense, net	(308)	(94)
	1,020,432	1,131,037

Income from operations	21,654	51,804

Foreign currency exchange gain (loss)	162	(263)
Pension expense (excluding service costs)	(299)	(244)
Interest expense	(6,437)	(6,362)
Interest income	492	264
Change in fair value of interest rate swaps	(983)	1,641
	(7,065)	(4,964)

Income before income taxes	14,589	46,840
Income tax provision	(3,200)	(9,790)
Net income	$11,389	$37,050

Weighted average common shares outstanding:
Basic	38,884	38,778
Diluted	39,203	39,396

Net income per common share:
Basic	$0.29	$0.96
Diluted	$0.29	$0.94

Dividends declared per common share	$0.09	$0.07

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2019	2018
	(thousands)
Net income	$11,389	$37,050
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of ($11) and $208, respectively	(32)	613
Other comprehensive income (loss), net of tax	(32)	613
Comprehensive income	$11,357	$37,663

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2019	December 31, 2018
	(thousands)
ASSETS
Current
Cash and cash equivalents	$136,204	$191,671
Receivables
Trade, less allowances of $1,471 and $1,062	292,761	214,338
Related parties	612	436
Other	10,428	14,466
Inventories	573,860	533,049
Prepaid expenses and other	19,109	31,818
Total current assets	1,032,974	985,778

Property and equipment, net	460,650	487,224
Operating lease right-of-use assets	67,493	—
Finance lease right-of-use assets	20,376	—
Timber deposits	12,314	12,568
Goodwill	59,159	59,159
Intangible assets, net	16,597	16,851
Deferred income taxes	8,259	8,211
Other assets	9,225	11,457
Total assets	$1,687,047	$1,581,248

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2019	December 31, 2018
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$284,518	$210,587
Related parties	1,890	1,070
Accrued liabilities
Compensation and benefits	48,366	87,911
Interest payable	1,818	6,748
Other	70,298	63,509
Total current liabilities	406,890	369,825

Debt
Long-term debt	439,707	439,428

Other
Compensation and benefits	43,361	41,283
Operating lease liabilities, net of current portion	61,902	—
Finance lease liabilities, net of current portion	21,687	—
Deferred income taxes	20,392	19,218
Other long-term liabilities	14,091	38,904
	161,433	99,405

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,341 and 44,076 shares issued, respectively	443	441
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	527,283	528,654
Accumulated other comprehensive loss	(47,684)	(47,652)
Retained earnings	337,884	330,056
Total stockholders' equity	679,017	672,590
Total liabilities and stockholders' equity	$1,687,047	$1,581,248

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2019	2018
	(thousands)
Cash provided by (used for) operations
Net income	$11,389	$37,050
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	19,788	22,595
Stock-based compensation	2,200	2,286
Pension expense	460	449
Deferred income taxes	1,313	1,125
Change in fair value of interest rate swaps	983	(1,641)
Other	(49)	(96)
Decrease (increase) in working capital
Receivables	(75,606)	(91,252)
Inventories	(39,483)	(62,050)
Prepaid expenses and other	(1,883)	(1,949)
Accounts payable and accrued liabilities	29,810	48,571
Pension contributions	(469)	(517)
Income taxes payable	12,753	20,751
Other	1,835	2,919
Net cash used for operations	(36,959)	(21,759)

Cash provided by (used for) investment
Expenditures for property and equipment	(14,347)	(13,272)
Proceeds from sale of facilities	2,493	—
Proceeds from sales of assets and other	1,149	93
Net cash used for investment	(10,705)	(13,179)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	2,800
Payments of long-term debt, including revolving credit facility	—	(2,800)
Tax withholding payments on stock-based awards	(3,569)	(5,117)
Dividends paid on common stock	(4,053)	(2,758)
Other	(181)	357
Net cash used for financing	(7,803)	(7,518)

Net decrease in cash and cash equivalents	(55,467)	(42,456)

Balance at beginning of the period	191,671	177,140

Balance at end of the period	$136,204	$134,684

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							11,389	11,389
Other comprehensive loss						(32)		(32)
Common stock issued	265	2						2
Stock-based compensation					2,200			2,200
Common stock dividends ($0.09 per share)							(3,561)	(3,561)
Tax withholding payments on stock-based awards					(3,569)			(3,569)
Other					(2)			(2)
Balance at March 31, 2019	44,341	$443	5,367	$(138,909)	$527,283	$(47,684)	$337,884	$679,017

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549
Net income							37,050	37,050
Other comprehensive income						613		613
Common stock issued	292	3						3
Stock-based compensation					2,286			2,286
Common stock dividends ($0.07 per share)							(2,793)	(2,793)
Tax withholding payments on stock-based awards					(5,117)			(5,117)
Proceeds from exercise of stock options					464			464
Other					(3)			(3)
Balance at March 31, 2018	44,040	$440	5,167	$(133,979)	$521,180	$(76,089)	$395,500	$707,052

See accompanying notes to consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2018 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement, medical, and workers' compensation benefits; assumptions used in the determination of right-of-use assets and related lease liabilities; stock-based compensation; fair value measurements; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 12, Segment Information.

Fees for shipping and handling charged to customers for sales transactions are included in "Sales." When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)." In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $36.5 million and $33.6 million, respectively, are included in "Selling and distribution expenses" for the three months ended March 31, 2019, and 2018. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2019, and December 31, 2018, we had $48.2 million and $52.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2019, and December 31, 2018, we had $6.0 million and $9.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Inventories

Inventories included the following (work in process is not material):

	March 31, 2019	December 31, 2018
	(thousands)
Finished goods and work in process	$487,954	$441,774
Logs	48,019	54,301
Other raw materials and supplies	37,887	36,974
	$573,860	$533,049

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2019	December 31, 2018
	(thousands)
Land	$38,888	$38,888
Buildings (a)	141,720	164,878
Improvements	50,776	49,509
Mobile equipment, information technology, and office furniture	150,935	150,712
Machinery and equipment	639,994	629,337
Construction in progress	29,797	31,015
	1,052,110	1,064,339
Less accumulated depreciation	(591,460)	(577,115)
	$460,650	$487,224
___________________________________

(a)	As of December 31, 2018, capital lease assets were included in the "Buildings" asset class. For additional information related to leases, see Note 7, Leases.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2019, and December 31, 2018, we held $116.6 million and $160.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2019, and December 31, 2018, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $344.8 million and $328.1 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2019, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At March 31, 2019, and December 31, 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2019, and December 31, 2018, we recorded long-term assets of $2.8 million and $3.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2019, receivables from two customers accounted for approximately 12% and 11%, respectively, of total receivables. At December 31, 2018, receivables from two customers accounted for approximately 13% and 11%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize a right-of-use (ROU) asset and an associated lease liability on the balance sheet for all leases (whether operating or finance leases) with a term longer than 12 months. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the ROU asset, similar to accounting for capital leases under the previous lease standard. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. We adopted this standard effective January 1, 2019. The new lease standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of operations or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 7, Leases, for additional information on the impact of this standard on our accounting for leases and additional required qualitative disclosures of our lease policies.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

For the three months ended March 31, 2019, and 2018, we recorded $3.2 million and $9.8 million, respectively of income tax expense and had an effective rate of 21.9% and 20.9%, respectively. During the three months ended March 31, 2019, and 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards.

During the three months ended March 31, 2019 and 2018, refunds received, net of cash taxes paid were $11.0 million and $12.0 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2019	2018
	(thousands, except per-share data)
Net income	$11,389	$37,050
Weighted average common shares outstanding during the period (for basic calculation)	38,884	38,778
Dilutive effect of other potential common shares	319	618
Weighted average common shares and potential common shares (for diluted calculation)	39,203	39,396

Net income per common share - Basic	$0.29	$0.96
Net income per common share - Diluted	$0.29	$0.94

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million and no shares of common stock, respectively, in the three months ended March 31, 2019 and 2018. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Sale of Manufacturing Facility

In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina, and subsequently entered into a definitive sale agreement in January 2019 (the Sale). This facility generated net sales and operating loss of approximately $5.5 million and $1.4 million, respectively, during the three months ended March 31, 2019, and net sales and operating loss of approximately $7.8 million and $1.2 million, respectively, during the three months ended March 31, 2018. These results are included in the operating results of our Wood Products segment.

On March 1, 2019, we closed on the Sale and received proceeds of $2.5 million. The disposal group met the criteria to be classified as held for sale during fourth quarter 2018. Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded pre-tax impairment and sale-related losses of $24.0 million during fourth quarter 2018.

6.	Debt

Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(5,293)	(5,572)
Long-term debt	$439,707	$439,428

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments, or $37 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2019, was $365.4 million.

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

At both March 31, 2019, and December 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the three months ended March 31, 2019, the average interest rate on the ABL Term Loan was approximately 4.24%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 3.2% during the three months ended March 31, 2019.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the three months ended March 31, 2019, the average interest rate on the Term Loan was approximately 4.38%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 3.4%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2019 and 2018, cash payments for interest were $10.8 million and $10.7 million, respectively.

7.    Leases

Adoption of ASC Topic 842, "Leases"

On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method and used the effective date as our date of initial application. Consequently, leases for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight practical expedient.

We recorded additional lease liabilities for operating leases of $72.4 million, with an offsetting increase to ROU assets of approximately $69.2 million as of January 1, 2019, substantially all of which are real estate leases. The difference between these amounts is related to the reclassification of accrued straight-line rent upon adoption. Capital leases were also reclassified from "Property and equipment, net" to "Finance lease right-of-use assets" and from "Other long-term liabilities" to "Finance lease liabilities" on our consolidated balance sheet. The standard did not have a material impact on our consolidated net earnings and cash flows. There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2019, upon adoption of Topic 842.

The effect of the changes made to our consolidated balance sheet as of January 1, 2019, for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(thousands)
ASSETS
Property and equipment, net	$487,224	$(21,732)	$465,492
Operating lease right-of-use assets	—	69,155	69,155
Finance lease right-of-use assets	—	20,872	20,872
Prepaid expenses and other	31,818	(246)	31,572

LIABILITIES
Accrued liabilities, other	63,509	8,863	72,372
Operating lease liabilities, net of current portion	—	63,498	63,498
Finance lease liabilities, net of current portion	—	21,921	21,921
Other long-term liabilities	38,904	(26,233)	12,671

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	March 31, 2019
	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
	(thousands)
ASSETS
Property and equipment, net	$460,650	$481,873	$(21,223)
Operating lease right-of-use assets	67,493	—	67,493
Finance lease right-of-use assets	20,376	—	20,376
Prepaid expenses and other	19,109	19,355	(246)

LIABILITIES
Accrued liabilities, other	70,298	61,460	8,838
Operating lease liabilities, net of current portion	61,902	—	61,902
Finance lease liabilities, net of current portion	21,687	—	21,687
Other long-term liabilities	14,091	40,118	(26,027)

Leases
We primarily lease land, building, and equipment under operating and finance leases. We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or upon modification. Substantially all of our leases with initial terms greater than one year are for real estate, including distribution centers, corporate headquarters, land, and other office space. Substantially all of these lease agreements have fixed payment terms based on the passage of time and are recorded in our Building Materials Distribution segment. Many of our leases include fixed escalation clauses, renewal options and/or termination options that are factored into our determination of lease term and lease payments when appropriate. Renewal options generally range from one to ten years with fixed payment terms similar to those in the original lease agreements. Some lease agreements provide us with the option to purchase the leased property at market value. Our lease agreements do not contain any residual value guarantees.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. The current portion of our operating and finance lease liabilities are recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. In determining our incremental borrowing rates, we give consideration to publicly available interest rates for instruments with similar characteristics.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably certain of exercising. Variable lease expense generally includes reimbursement of actual costs for common area maintenance, property taxes, and insurance on leased real estate and are recorded as incurred.

The new standard provides practical expedients for an entity’s ongoing accounting. We elected the practical expedient to not separate lease and non-lease components for all of our leases. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases in transition. Our short-term leases primarily include equipment rentals with lease terms on a month-to-month basis, which provide for our seasonal needs and flexibility in the use of equipment. Our short-term leases also include certain real estate for which either party has the right to cancel upon providing notice of 30 to 90 days.

Lease Costs

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(thousands)

Operating lease cost	$3,341
Finance lease cost
Amortization of right-of-use assets	375
Interest on lease liabilities	461
Variable lease cost	619
Short-term lease cost	994
Sublease income	(132)
Total lease cost	$5,658

Other Information
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
(thousands)

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,301
Operating cash flows from finance leases	461
Financing cash flows from finance leases	181
Right-of-use assets obtained in exchange for lease obligations
Operating leases	585
Finance leases	—
Other information related to leases was as follows:

March 31, 2019

Weighted-average remaining lease term (years)
Operating leases	9
Finance leases	16
Weighted-average discount rate
Operating leases (a)	6.5%
Finance leases	8.8%
___________________________________
(a)    Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

As of March 31, 2019, our minimum lease payment requirements for noncancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2019	$9,859	$1,937
2020	12,737	2,617
2021	11,598	2,656
2022	10,211	2,694
2023	9,881	2,740
Thereafter	41,189	30,177
Total future minimum lease payments	95,475	42,821
Less imputed interest	(24,735)	(20,390)
Total lease obligations	70,740	22,431
Less current obligations	(8,838)	(744)
Long-term lease obligations	$61,902	$21,687

Disclosures Related to Periods Prior to Adoption of ASC Topic 842, "Leases"

Rental expense for operating leases was $4.6 million for the three months ended March 31, 2018. Sublease rental income was not material. During the three months ended March 31, 2018, we recorded a capital lease for a distribution center with an initial lease term of 20 years in the amount of $14.3 million, which represents a non-cash investing and financing activity. At December 31, 2018, capital lease obligations are recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

As of December 31, 2018, our minimum lease payment requirements for noncancelable operating and capital leases with terms of more than one year are as follows:

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

8.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2019	2018
	(thousands)
Service cost	$161	$205
Interest cost	1,816	4,011
Expected return on plan assets	(1,474)	(4,588)
Amortization of actuarial (gain) loss	(43)	821
Net periodic benefit expense	$460	$449

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

During the three months ended March 31, 2019, we contributed $0.5 million in cash to the pension plans. For the remainder of 2019, we expect to make approximately $1.4 million in cash contributions to the pension plans.

9.	Stock-Based Compensation

In February 2019 and 2018, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2019, we granted 110,923 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2019 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2019 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest. The PSUs granted to officers in 2019, if earned, generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the three months ended March 31, 2018, we granted 78,976 PSUs to our officers and other employees, subject to performance and service conditions. During the 2018 performance period, officers and other employees earned 100% and 110%, respectively, of the target based on Boise Cascade’s 2018 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

During the three months ended March 31, 2019 and 2018, we granted an aggregate of 165,350 and 98,375 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one-year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2019 and 2018, the total fair value of PSUs and RSUs vested was $11.1 million and $15.2 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2019:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	429,788	$25.90	289,173	$29.52
Granted	110,923	29.48	165,350	29.08
Performance condition adjustment, net (a)	1,443	43.05	—	—
Vested	(212,891)	19.45	(182,857)	26.42
Forfeited	(10,512)	37.99	(5,561)	35.96
Outstanding, March 31, 2019	318,751	$31.13	266,105	$31.24
_______________________________

(a)	Represents additional PSUs granted to non-officers based on achievement of 2018 EBITDA in excess of target.

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

	Three Months Ended March 31
	2019	2018
	(thousands)
PSUs	$979	$1,087
RSUs	1,221	1,199
Total	$2,200	$2,286

The related tax benefit for both the three months ended March 31, 2019 and 2018, was $0.6 million. As of March 31, 2019, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $13.7 million. This expense is expected to be recognized over a weighted-average period of 2.1 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During the first quarters of 2019 and 2018, we declared and paid a dividend of $0.09 per share and $0.07 per share, respectively, of our common stock. As such, we paid $4.1 million and $2.8 million of dividends to shareholders during the three months ended March 31, 2019 and 2018, respectively. On May 2, 2019, our board of directors declared a dividend of $0.09 per share of common stock, payable on June 17, 2019, to stockholders of record on June 3, 2019. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
	(thousands)
Beginning balance, net of taxes	$(47,652)	$(76,702)
Amortization of actuarial (gain) loss, before taxes (a)	(43)	821
Income taxes	11	(208)
Ending balance, net of taxes	$(47,684)	$(76,089)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.5 million and $4.3 million, respectively, during the three months ended March 31, 2019 and 2018. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.0 million and $20.4 million, respectively, during the three months ended March 31, 2019 and 2018. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.	Segment Information

We operate our business using two reportable segments: Wood Products and Building Materials Distribution. Corporate and Other results are presented as reconciling items to arrive at total net sales and operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended March 31
	2019	2018
	(millions)
Wood Products (a)
LVL	$11.9	$13.5
I-joists	5.3	9.9
Other engineered wood products	5.7	6.6
Plywood and veneer	67.4	87.1
Lumber	13.2	24.9
Byproducts	20.1	22.1
Particleboard	—	10.8
Other	10.8	15.5
	134.4	190.5

Building Materials Distribution
Commodity	398.4	490.6
General line	323.4	315.2
Engineered wood products	185.9	186.6
	907.7	992.4
	$1,042.1	$1,182.8
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain

(including distributors, retail lumberyards, and professional builders). For the three months ended March 31, 2019, approximately 75% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2019	2018
	(thousands)
Net sales by segment
Wood Products	$319,523	$397,991
Building Materials Distribution	907,708	992,381
Intersegment eliminations and other (a)	(185,145)	(207,531)
Total net sales	$1,042,086	$1,182,841

Segment operating income
Wood Products	$11,630	$26,121
Building Materials Distribution	17,517	32,388
Total segment operating income	29,147	58,509
Unallocated corporate and other	(7,493)	(6,705)
Income from operations	$21,654	$51,804
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2019, there have been no material changes to the above commitments disclosed in the 2018 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2019, there have been no material changes to the guarantees disclosed in the 2018 Form 10-K.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2018 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2018 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $21.7 million during the three months ended March 31, 2019, compared with income from operations of $51.8 million during the three months ended March 31, 2018. In our Wood Products segment, income decreased $14.5 million to $11.6 million for the three months ended March 31, 2019, from $26.1 million for the three months ended March 31, 2018. The decrease in segment income was due primarily to lower sales prices of plywood and lower sales volumes of EWP and plywood, as well as higher per-unit conversion costs. These decreases were offset partially by higher EWP sales prices and lower costs of OSB used in the manufacture of I-joists. In our Building Materials Distribution segment, income decreased $14.9 million to $17.5 million for the three months ended March 31, 2019, from $32.4 million for the three months ended March 31, 2018, driven primarily by a gross margin decrease of $10.0 million, resulting from lower average commodity prices and lower sales volumes compared with first quarter 2018, as well as increased selling and distribution expenses of $4.1 million. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2019 with $136.2 million of cash and cash equivalents and $439.7 million of debt. At March 31, 2019, we had $365.4 million of unused committed bank line availability. We used $55.5 million of cash during the three months ended March 31, 2019, principally to fund seasonal working capital increases and capital spending. A further description of our cash sources and uses for the three month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of April 2019, the Blue Chip Economic Indicators consensus forecast for 2019 and 2020 single- and multi-family housing starts in the U.S. were 1.25 million and 1.27 million units, respectively, compared with actual housing starts of 1.25 million in 2018, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two-thirds of total housing starts in recent years and are the primary driver of our sales.

Although we believe U.S. demographics are supportive of higher levels of housing starts, we expect near-term residential construction growth to be flat or only modestly improving due to constraints faced by builders, such as availability of labor and building lots, as well as affordability constraints faced by prospective buyers. The pace of household formation rates and residential repair-and-remodeling activity will be affected by employment growth, wage growth, prospective home buyers' access to and cost of financing, housing affordability, and consumer confidence, as well as other factors. Household formation rates in turn will be a key factor behind the demand for new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption.

Extreme winter weather in many parts of the U.S., coupled with seasonally weak demand and additional industry capacity brought on in 2018, led to weak commodity products pricing in first quarter 2019. Commodity product pricing during the remainder of 2019 will be dependent on industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. Composite panel and lumber pricing indices are approximately 35% below average levels experienced in the second quarter of 2018, and even if we experience meaningful price increases from current levels, we expect our year-over-year financial comparisons to again be negative in the second quarter of 2019.

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•
the commodity nature of our products and their price movements, which are driven largely by industry capacity and operating rates, industry cycles that affect supply and demand, and net import and export activity;

•
general economic conditions, including but not limited to housing starts, repair-and-remodeling activity, light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, household formation rates, prospective home buyers' access to and cost of financing, and housing affordability, that ultimately affect demand for our products;

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

•	change in interest rate of our debt;

•	restrictive covenants contained in our debt agreements;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2018 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
	(millions)
Sales	$1,042.1	$1,182.8

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	897.8	1,009.8
Depreciation and amortization	19.2	22.1
Selling and distribution expenses	87.0	83.4
General and administrative expenses	16.7	15.9
Other (income) expense, net	(0.3)	(0.1)
	1,020.4	1,131.0

Income from operations	$21.7	$51.8

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	86.2%	85.4%
Depreciation and amortization	1.8	1.9
Selling and distribution expenses	8.4	7.0
General and administrative expenses	1.6	1.3
Other (income) expense, net	—	—
	97.9%	95.6%

Income from operations	2.1%	4.4%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31
	2019	2018
	(thousands)
U.S. Housing Starts (a)
Single-family	184.5	194.8
Multi-family	76.0	93.7
	260.5	288.5

	(thousands)
Segment Sales
Wood Products	$319,523	$397,991
Building Materials Distribution	907,708	992,381
Intersegment eliminations	(185,145)	(207,531)
Total sales	$1,042,086	$1,182,841

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.3	4.8
I-joists (equivalent lineal feet)	52	63
Plywood (sq. ft.) (3/8" basis)	336	360
Lumber (board feet)	20	47

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.87	$17.30
I-joists (1,000 equivalent lineal feet)	1,266	1,179
Plywood (1,000 sq. ft.) (3/8" basis)	287	356
Lumber (1,000 board feet)	653	556

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	43.9%	49.4%
General line	35.6%	31.8%
Engineered wood	20.5%	18.8%

Gross margin percentage (b)	11.8%	11.8%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2019, total sales decreased $140.8 million, or 12%, to $1,042.1 million from $1,182.8 million during the three months ended March 31, 2018. As described below, the decline in sales was driven by the decreases in sales volumes and prices for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2019, total U.S. housing starts decreased 10%, with single-family starts down 5% from the same period in 2018. In particular, single-family housing starts in the Western United States reflected significant weakness, with the Census Bureau reporting year-over-year declines in that region in excess of 20%. Average composite lumber and average composite panel prices for the three months ended March 31, 2019, were 27% and 26% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These declines in composite commodity pricing resulted in lower sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, decreased $78.5 million, or 20%, to $319.5 million for the three months ended March 31, 2019, from $398.0 million for the three months ended March 31, 2018. The decrease in sales was driven primarily by lower sales prices and sales volumes for plywood of 19% and 7%, respectively, resulting in decreased sales of $23.3 million and $8.5 million, respectively. The lower sales volume for plywood reflects modest downtime in response to weaker market conditions and the sale of the Moncure plywood facility on March 1, 2019. In addition, sales volumes for I-joists and LVL decreased 17% and 10%, respectively, resulting in decreased sales of $12.2 million and $8.3 million, respectively. The decrease in sales was also attributable to lower sales volumes of lumber and particleboard of $15.0 million and $10.6 million, respectively, due to the sale or closure of three lumber mills and a particleboard plant during 2018. These decreases were offset partially by increases in sales prices for LVL and I-joists of 9% and 7%, respectively, resulting in increased sales of $6.8 million and $4.5 million, respectively.

Building Materials Distribution.  Sales decreased $84.7 million, or 9%, to $907.7 million for the three months ended March 31, 2019, from $992.4 million for the three months ended March 31, 2018. Compared with the same quarter in the prior year, the overall decrease in sales was driven by sales price and sales volume decreases of 6% and 3%, respectively. Excluding the impact of the acquisition of wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio during 2018 (BMD Acquisitions), BMD sales would have decreased 11%. By product line, commodity sales decreased 19%, or $92.2 million; general line product sales increased 3%, or $8.2 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) decreased less than 1%, or $0.7 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $112.0 million, or 11%, to $897.8 million for the three months ended March 31, 2019, compared with $1,009.8 million during the same period in the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB (used in the manufacture of I-joists) of 32%, compared with first quarter 2018. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 250 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower sales volumes and lower commodity prices. BMD's MLO rate was flat compared with first quarter 2018.

Depreciation and amortization expenses decreased $2.9 million, or 13%, to $19.2 million for the three months ended March 31, 2019, compared with $22.1 million during the same period in the prior year. The decrease was due primarily to discontinued depreciation on certain manufacturing facilities upon curtailment and sale in the third and fourth quarters of 2018, offset partially by capital expenditures.

Selling and distribution expenses increased $3.7 million, or 4%, to $87.0 million for the three months ended March 31, 2019, compared with $83.4 million during the same period in the prior year, due primarily to higher shipping and handling costs and employee-related expenses of $1.7 million and $0.6 million, respectively, which includes the impact of the BMD Acquisitions.

General and administrative expenses increased $0.8 million, or 5%, to $16.7 million for the three months ended March 31, 2019, compared with $15.9 million for the same period in the prior year. The increase was primarily a result of higher employee-related expenses due to higher base compensation expenses, offset partially by lower incentive compensation expenses.

Income From Operations

Income from operations decreased $30.2 million to $21.7 million for the three months ended March 31, 2019, compared with $51.8 million for the three months ended March 31, 2018.

Wood Products.  Segment income decreased $14.5 million to $11.6 million for the three months ended March 31, 2019, compared with $26.1 million for the three months ended March 31, 2018. The decrease in segment income was due primarily to lower sales prices of plywood and lower sales volumes of EWP and plywood, as well as higher per-unit conversion costs. These decreases were offset partially by higher EWP sales prices and lower costs of OSB used in the manufacture of I-joists. In addition, depreciation and amortization expense decreased $3.8 million due primarily to discontinued depreciation on manufacturing facilities curtailed and sold in 2018.

Building Materials Distribution.  Segment income decreased $14.9 million to $17.5 million for the three months ended March 31, 2019, from $32.4 million for the three months ended March 31, 2018. The decline in segment income was driven primarily by a gross margin decrease of $10.0 million, resulting from lower average commodity prices and lower sales volumes compared with first quarter 2018. In addition, selling and distribution expenses increased by $4.1 million.

Corporate and Other.  Unallocated corporate expenses increased $0.8 million to $7.5 million for the three months ended March 31, 2019, from $6.7 million for the three months ended March 31, 2018, primarily due to higher employee-related expenses and other general administrative expenses.

Other

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three months ended March 31, 2019, and 2018, we recorded $3.2 million and $9.8 million, respectively of income tax expense and had an effective rate of 21.9% and 20.9%, respectively. During the three months ended March 31, 2019, and 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards.

Liquidity and Capital Resources

We ended first quarter 2019 with $136.2 million of cash and cash equivalents and $439.7 million of debt. At March 31, 2019, we had $501.6 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We used $55.5 million of cash during the three months ended March 31, 2019, principally to fund seasonal working capital increases and capital spending. Further descriptions of our cash sources and uses for the three month comparative periods are noted below.

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

	Three Months Ended March 31
	2019	2018
	(thousands)
Net cash used for operations	$(36,959)	$(21,759)
Net cash used for investment	(10,705)	(13,179)
Net cash used for financing	(7,803)	(7,518)

Operating Activities

For the three months ended March 31, 2019, our operating activities used $37.0 million of cash, compared with $21.8 million of cash used in the same period in 2018. The $15.2 million increase in cash used for operations was due primarily to a $30.2 million decline in income from operations, partially offset by a lesser year-over-year increase in working capital. Working capital increased $87.2 million during the three months ended March 31, 2019, compared with a $106.7 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 19% and 31%, comparing sales for the months of March 2019 and 2018 with sales for the months of December 2018 and 2017, respectively. The increase in accounts payable and accrued liabilities provided $29.8 million of cash during the three months ended March 31, 2019, compared with $48.6 million in the same period a year ago. During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods.

Investment Activities

During the three months ended March 31, 2019 and 2018, we used $14.3 million and $13.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. For the three months ended March 31, 2019, we received asset sale proceeds of $2.5 million, from the sale of a hardwood plywood facility located in Moncure, North Carolina.

Excluding acquisitions, we expect capital expenditures in 2019 to total approximately $85 million to $95 million. This includes spending to improve the efficiency of our veneer production at our Chester, South Carolina, and Florien, Louisiana, facilities. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. On April 29, 2019, BMD completed the acquisition of the assets of American Lumber Distributors, which operates a single-location wholesale distribution business in Birmingham, Alabama.

Financing Activities

During the three months ended March 31, 2019, our financing activities used $7.8 million of cash, including $4.1 million for common stock dividend payments and $3.6 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2019, we did not borrow under our revolving credit facility.

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

For more information related to our debt structure and dividend policy, see the discussion in Note 6, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2018.

Off-Balance-Sheet Activities

At March 31, 2019, and December 31, 2018, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2019, there have been no material changes to the guarantees disclosed in our 2018 Form 10-K.

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

Employees

As of April 21, 2019, we had approximately 6,040 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of April 21, 2019, we had nine collective bargaining agreements. None of our employees are working pursuant to a collective bargaining agreement that is expired or will expire within the next 12 months. We could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2019, there have been no material changes to financial market risks disclosed in our 2018 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. At March 31, 2019, there have been no material changes to our critical accounting estimates from those disclosed in our 2018 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. As of March 31, 2019, there have been no material changes in our exposure to market risk from those disclosed in our 2018 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of March 31, 2019, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (Topic 842). As a result, we have made changes to certain internal controls over financial reporting to address risks associated with the required lease accounting and disclosure requirements. This includes the enhancement of our lease evaluation processes and the implementation of controls to address risks associated with the calculation of right-of-use assets and corresponding lease liabilities. We also implemented a new lease accounting system to track our leasing portfolio, process accounting transactions, and report on activity and balances. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2018 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission and the risk factor below related to the impairment of long-lived assets. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2019

Number	Description

10.1	Form of 2019 Restricted Stock Unit Agreement

10.2	Form of 2019 Performance Stock Unit Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 6, 2019