Form 10-Q
period 2019-06-30
BOISE CASCADE Co
filed 2019-08-05
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 38,974,845 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 26, 2019.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands, except per-share data)
Sales	$1,230,081	$1,408,132	$2,272,167	$2,590,973

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,049,655	1,193,918	1,947,477	2,203,696
Depreciation and amortization	19,454	24,296	38,671	46,407
Selling and distribution expenses	98,866	96,841	185,892	180,197
General and administrative expenses	16,786	19,977	33,461	35,863
Other (income) expense, net	188	(956)	(120)	(1,050)
	1,184,949	1,334,076	2,205,381	2,465,113

Income from operations	45,132	74,056	66,786	125,860

Foreign currency exchange gain (loss)	248	(172)	410	(435)
Pension expense (excluding service costs)	(290)	(12,380)	(589)	(12,624)
Interest expense	(6,486)	(6,580)	(12,923)	(12,942)
Interest income	416	237	908	501
Change in fair value of interest rate swaps	(1,551)	499	(2,534)	2,140
	(7,663)	(18,396)	(14,728)	(23,360)

Income before income taxes	37,469	55,660	52,058	102,500
Income tax provision	(9,751)	(13,835)	(12,951)	(23,625)
Net income	$27,718	$41,825	$39,107	$78,875

Weighted average common shares outstanding:
Basic	39,087	38,981	38,986	38,880
Diluted	39,199	39,403	39,185	39,384

Net income per common share:
Basic	$0.71	$1.07	$1.00	$2.03
Diluted	$0.71	$1.06	$1.00	$2.00

Dividends declared per common share	$0.09	$0.07	$0.18	$0.14

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands)
Net income	$27,718	$41,825	$39,107	$78,875
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $-, $3,383, $- and $3,383, respectively	—	9,957	—	9,957
Amortization of actuarial (gain) loss, net of tax of ($11), $90, ($22) and $298, respectively	(33)	266	(65)	879
Effect of settlements, net of tax of $-, $3,044, $-, and $3,044, respectively	—	8,959	—	8,959
Other comprehensive income (loss), net of tax	(33)	19,182	(65)	19,795
Comprehensive income	$27,685	$61,007	$39,042	$98,670

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	June 30, 2019	December 31, 2018
	(thousands)
ASSETS
Current
Cash and cash equivalents	$202,407	$191,671
Receivables
Trade, less allowances of $744 and $1,062	316,698	214,338
Related parties	490	436
Other	11,476	14,466
Inventories	524,451	533,049
Prepaid expenses and other	17,745	31,818
Total current assets	1,073,267	985,778

Property and equipment, net	464,095	487,224
Operating lease right-of-use assets	65,989	—
Finance lease right-of-use assets	20,301	—
Timber deposits	14,918	12,568
Goodwill	60,342	59,159
Intangible assets, net	18,409	16,851
Deferred income taxes	8,167	8,211
Other assets	7,323	11,457
Total assets	$1,732,811	$1,581,248

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	June 30, 2019	December 31, 2018
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$273,570	$210,587
Related parties	1,633	1,070
Accrued liabilities
Compensation and benefits	64,912	87,911
Interest payable	6,735	6,748
Other	77,256	63,509
Total current liabilities	424,106	369,825

Debt
Long-term debt	439,986	439,428

Other
Compensation and benefits	43,548	41,283
Operating lease liabilities, net of current portion	60,289	—
Finance lease liabilities, net of current portion	21,701	—
Deferred income taxes	24,439	19,218
Other long-term liabilities	13,721	38,904
	163,698	99,405

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,342 and 44,076 shares issued, respectively	443	441
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	529,147	528,654
Accumulated other comprehensive loss	(47,717)	(47,652)
Retained earnings	362,057	330,056
Total stockholders' equity	705,021	672,590
Total liabilities and stockholders' equity	$1,732,811	$1,581,248

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
	2019	2018
	(thousands)
Cash provided by (used for) operations
Net income	$39,107	$78,875
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	39,821	47,416
Stock-based compensation	4,069	4,731
Pension expense	911	13,026
Deferred income taxes	5,629	(1,092)
Change in fair value of interest rate swaps	2,534	(2,140)
Other	(33)	(1,051)
Decrease (increase) in working capital, net of acquisitions
Receivables	(93,977)	(111,068)
Inventories	13,324	(89,051)
Prepaid expenses and other	(4,773)	(4,361)
Accounts payable and accrued liabilities	45,355	134,498
Pension contributions	(927)	(1,042)
Income taxes payable	16,735	18,586
Other	(923)	1,009
Net cash provided by operations	66,852	88,336

Cash provided by (used for) investment
Expenditures for property and equipment	(32,824)	(28,327)
Acquisitions of businesses and facilities	(15,675)	(17,577)
Proceeds from sale of facilities	2,493	—
Proceeds from sales of assets and other	1,395	321
Net cash used for investment	(44,611)	(45,583)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	5,500	7,500
Payments of long-term debt, including revolving credit facility	(5,500)	(7,500)
Tax withholding payments on stock-based awards	(3,574)	(5,120)
Dividends paid on common stock	(7,562)	(5,481)
Other	(369)	719
Net cash used for financing	(11,505)	(9,882)

Net increase in cash and cash equivalents	10,736	32,871

Balance at beginning of the period	191,671	177,140

Balance at end of the period	$202,407	$210,011

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							11,389	11,389
Other comprehensive loss						(32)		(32)
Common stock issued	265	2						2
Stock-based compensation					2,200			2,200
Common stock dividends ($0.09 per share)							(3,561)	(3,561)
Tax withholding payments on stock-based awards					(3,569)			(3,569)
Other					(2)			(2)
Balance at March 31, 2019	44,341	$443	5,367	$(138,909)	$527,283	$(47,684)	$337,884	$679,017
Net income							27,718	27,718
Other comprehensive loss						(33)		(33)
Common stock issued	1	—						—
Stock-based compensation					1,869			1,869
Common stock dividends ($0.09 per share)							(3,545)	(3,545)
Tax withholding payments on stock-based awards					(5)			(5)
Balance at June 30, 2019	44,342	$443	5,367	$(138,909)	$529,147	$(47,717)	$362,057	$705,021

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity (continued)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549
Net income							37,050	37,050
Other comprehensive income						613		613
Common stock issued	292	3						3
Stock-based compensation					2,286			2,286
Common stock dividends ($0.07 per share)							(2,793)	(2,793)
Tax withholding payments on stock-based awards					(5,117)			(5,117)
Proceeds from exercise of stock options					464			464
Other					(3)			(3)
Balance at March 31, 2018	44,040	$440	5,167	$(133,979)	$521,180	$(76,089)	$395,500	$707,052
Net income							41,825	41,825
Other comprehensive income						19,182		19,182
Common stock issued	18	1						1
Stock-based compensation					2,445			2,445
Common stock dividends ($0.07 per share)							(2,791)	(2,791)
Tax withholding payments on stock-based awards					(3)			(3)
Proceeds from exercise of stock options					478			478
Other					(1)			(1)
Balance at June 30, 2018	44,058	$441	5,167	$(133,979)	$524,099	$(56,907)	$434,534	$768,188

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $43.4 million and $40.8 million, for the three months ended June 30, 2019 and 2018, respectively, and $80.3 million and $74.3 million for the six months ended June 30, 2019 and 2018, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2019, and December 31, 2018, we had $51.9 million and $52.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2019, and December 31, 2018, we had $6.1 million and $9.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Inventories

Inventories included the following (work in process is not material):

	June 30, 2019	December 31, 2018
	(thousands)
Finished goods and work in process	$445,321	$441,774
Logs	40,837	54,301
Other raw materials and supplies	38,293	36,974
	$524,451	$533,049

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2019	December 31, 2018
	(thousands)
Land	$39,304	$38,888
Buildings (a)	137,050	164,878
Improvements	58,477	49,509
Mobile equipment, information technology, and office furniture	155,117	150,712
Machinery and equipment	643,818	629,337
Construction in progress	37,195	31,015
	1,070,961	1,064,339
Less accumulated depreciation	(606,866)	(577,115)
	$464,095	$487,224

___________________________________

(a)	As of December 31, 2018, capital lease assets were included in the "Buildings" asset class. For additional information related to leases, see Note 8, Leases.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2019, and December 31, 2018, we held $167.3 million and $160.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2019, and December 31, 2018, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $355.7 million and $328.1 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2019, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At June 30, 2019, and December 31, 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2019, and December 31, 2018, we recorded long-term assets of $1.2 million and $3.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2019, receivables from two customers each accounted for approximately 14% of total receivables. At December 31, 2018, receivables from two customers accounted for approximately 13% and 11%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to recurring and nonrecurring fair value measurements. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We currently do not expect the adoption of the guidance to have a material effect on our disclosures, but will continue to monitor the standard through the effective date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a "current expected credit loss" (CECL) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g. trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. This ASU is effective for annual reporting periods ending after December 15, 2019, using a modified retrospective approach. We are currently evaluating the effects of this ASU on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize a right-of-use (ROU) asset and an associated lease liability on the balance sheet for all leases (whether operating or finance leases) with a term longer than 12 months. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the ROU asset, similar to accounting for capital leases under the previous lease standard. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. We adopted this standard effective January 1, 2019. The new lease standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of operations or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 8, Leases, for additional information on the impact of this standard on our accounting for leases and additional required qualitative disclosures of our lease policies.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

For the three and six months ended June 30, 2019, we recorded $9.8 million and $13.0 million, respectively of income tax expense and had an effective rate of 26.0% and 24.9%, respectively. During the three and six months ended June 30, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2018, we recorded $13.8 million and $23.6 million, respectively, of income tax expense and had an effective rate of 24.9% and 23.0%, respectively. For the three months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the six months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset partially by excess tax benefits of vested share-based payment awards.

During the six months ended June 30, 2019, refunds received, net of cash taxes paid were $10.6 million. During the six months ended June 30, 2018, cash paid for taxes, net of refunds received, were $6.5 million.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands, except per-share data)
Net income	$27,718	$41,825	$39,107	$78,875
Weighted average common shares outstanding during the period (for basic calculation)	39,087	38,981	38,986	38,880
Dilutive effect of other potential common shares	112	422	199	504
Weighted average common shares and potential common shares (for diluted calculation)	39,199	39,403	39,185	39,384

Net income per common share - Basic	$0.71	$1.07	$1.00	$2.03
Net income per common share - Diluted	$0.71	$1.06	$1.00	$2.00

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million and no shares of common stock, respectively, in the three months ended June 30, 2019 and 2018, and 0.2 million and 0.1 million of common stock shares, respectively, in the six months ended June 30, 2019 and 2018. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisition

During second quarter 2019, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of a wholesale building material distribution location in Birmingham, Alabama (the "Acquisition"). The purchase price of the Acquisition was $15.7 million, subject to post-closing adjustments based upon working capital targets. We funded the Acquisition with cash on hand. The distribution location adds to our existing distribution business and strengthens our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within this market following the Acquisition.

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The goodwill and customer relationships recognized from the Acquisition are deductible for U.S. income tax purposes. The useful life for customer relationships is 10 years. All of the goodwill and intangible assets were assigned to the Building Materials Distribution segment.

The purchase price allocations of the Acquisition are preliminary and subject to post-closing working capital adjustments. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the acquisition date:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$5,600
Inventories	3,398
Other assets	12
Property and equipment	3,487
Lease right-of-use assets	359
Intangible assets:
Customer relationships	2,100
Goodwill	1,183
Assets acquired	16,139

Accounts payable	105
Lease liabilities	359
Liabilities assumed	464

Net assets acquired	$15,675

6.	Sale of Manufacturing Facility

In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina, and subsequently entered into a definitive sale agreement in January 2019 (the Sale). This facility generated net sales and operating loss of approximately $5.5 million and $1.4 million, respectively, during the six months ended June 30, 2019, and net sales and operating loss of approximately $17.1 million and $2.2 million, respectively, during the six months ended June 30, 2018. These results are included in the operating results of our Wood Products segment.

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

7.	Debt

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(5,014)	(5,572)
Long-term debt	$439,986	$439,428

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments, or $37 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2019, was $365.4 million.

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

At both June 30, 2019, and December 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the six months ended June 30, 2019, the average interest rate on the ABL Term Loan was approximately 4.22%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 3.2% during the six months ended June 30, 2019.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the six months ended June 30, 2019, the average interest rate on the Term Loan was approximately 4.36%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 3.4%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2019 and 2018, cash payments for interest were $11.5 million and $11.6 million, respectively.

8.    Leases

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

The effect of the changes made to our consolidated balance sheet as of January 1, 2019, for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(thousands)
ASSETS
Property and equipment, net	$487,224	$(21,732)	$465,492
Operating lease right-of-use assets	—	69,155	69,155
Finance lease right-of-use assets	—	20,872	20,872
Prepaid expenses and other	31,818	(246)	31,572

LIABILITIES
Accrued liabilities, other	63,509	8,863	72,372
Operating lease liabilities, net of current portion	—	63,498	63,498
Finance lease liabilities, net of current portion	—	21,921	21,921
Other long-term liabilities	38,904	(26,233)	12,671

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	June 30, 2019
	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
	(thousands)
ASSETS
Property and equipment, net	$464,095	$485,232	$(21,137)
Operating lease right-of-use assets	65,989	—	65,989
Finance lease right-of-use assets	20,301	—	20,301
Prepaid expenses and other	17,745	17,991	(246)

LIABILITIES
Accrued liabilities, other	77,256	68,304	8,952
Operating lease liabilities, net of current portion	60,289	—	60,289
Finance lease liabilities, net of current portion	21,701	—	21,701
Other long-term liabilities	13,721	39,756	(26,035)

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

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably certain of exercising. Variable lease expense generally includes reimbursement of actual costs for common area maintenance, property taxes, and insurance on leased real estate and are recorded as incurred. Most of our operating lease expense was recorded in "Selling and distribution expenses" in our Consolidated Statements of Operations.

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

Lease Costs

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(thousands)
Operating lease cost	$3,367	$6,708
Finance lease cost
Amortization of right-of-use assets	385	760
Interest on lease liabilities	465	926
Variable lease cost	722	1,341
Short-term lease cost	1,075	2,069
Sublease income	(172)	(304)
Total lease cost	$5,842	$11,500

Other Information
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,637
Operating cash flows from finance leases	926
Financing cash flows from finance leases	369
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,368
Finance leases	310

Other information related to leases was as follows:

June 30, 2019

Weighted-average remaining lease term (years)
Operating leases	9
Finance leases	15
Weighted-average discount rate
Operating leases (a)	6.5%
Finance leases	8.8%
___________________________________
(a)    Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

As of June 30, 2019, our minimum lease payment requirements for noncancelable operating and finance leases are as follows (in thousands):

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2019	$6,608	$1,344
2020	12,878	2,713
2021	11,741	2,753
2022	10,374	2,747
2023	10,045	2,769
Thereafter	41,338	30,177
Total future minimum lease payments	92,984	42,503
Less: interest	(23,743)	(19,951)
Total lease obligations	69,241	22,552
Less: current obligations	(8,952)	(851)
Long-term lease obligations	$60,289	$21,701

Disclosures Related to Periods Prior to Adoption of ASC Topic 842, "Leases"

Rental expense for operating leases was $4.6 million and $9.2 million for the three and six months ended June 30, 2018, respectively. Sublease rental income was not material in any of the periods presented. During the six months ended June 30, 2018, we recorded a capital lease for a distribution center with an initial lease term of 20 years in the amount of $14.3 million, which represents a non-cash investing and financing activity. At December 31, 2018, capital lease obligations are recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

As of December 31, 2018, our minimum lease payment requirements for noncancelable operating and capital leases with terms of more than one year are as follows:

	Operating Leases	Capital Leases
	(thousands)
2019	$13,222	$2,578
2020	12,734	2,617
2021	11,595	2,656
2022	10,208	2,694
2023	9,800	2,740
Thereafter	40,381	30,177
Total	$97,940	43,462
Less: interest on capital lease obligations		(20,838)
Total principal payable on capital lease obligations		22,624
Less: current obligations		(703)
Long-term capital lease obligations		$21,921

These future minimum lease payment requirements have not been reduced by sublease income due in the future under noncancelable subleases. Minimum sublease income expected to be received in the future is not material.

9.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands)
Service cost	$161	$198	$322	$403
Interest cost	1,809	3,312	3,625	7,323
Expected return on plan assets	(1,475)	(3,292)	(2,949)	(7,880)
Amortization of actuarial (gain) loss	(44)	356	(87)	1,177
Plan settlement loss	—	12,003	—	12,003
Net periodic benefit expense	$451	$12,577	$911	$13,026

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

During the six months ended June 30, 2019, we contributed $0.9 million in cash to the pension plans. For the remainder of 2019, we expect to make approximately $0.9 million in cash contributions to the pension plans.

On April 25, 2018, Boise Cascade transferred $151.8 million of its pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately one-third of Boise Cascade’s U.S. qualified pension plan projected benefit obligations outstanding at the time of the transaction. As a result of the transaction, the Company recognized a non-cash pension settlement charge of $12.0 million during the three months ended June 30, 2018.

10.	Stock-Based Compensation

In February 2019 and 2018, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2019, we granted 110,923 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2019 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2019 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest. The PSUs granted to officers in 2019, if earned, generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

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

During the six months ended June 30, 2019 and 2018, we granted an aggregate of 166,180 and 99,087 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a 1 year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2019 and 2018, the total fair value of PSUs and RSUs vested was $11.4 million and $15.2 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2019:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	429,788	$25.90	289,173	$29.52
Granted	110,923	29.48	166,180	29.06
Performance condition adjustment, net (a)	1,443	43.05	—	—
Vested	(223,706)	19.97	(183,311)	26.43
Forfeited	(19,545)	35.97	(13,136)	35.34
Outstanding, June 30, 2019	298,903	$31.09	258,906	$31.11
_______________________________

(a)	Represents additional PSUs granted to non-officers based on achievement of 2018 EBITDA in excess of target.

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands)
PSUs	$736	$1,231	$1,715	$2,318
RSUs	1,133	1,214	2,354	2,413
Total	$1,869	$2,445	$4,069	$4,731

The related tax benefit for the six months ended June 30, 2019 and 2018, was $1.0 million and $1.2 million, respectively. As of June 30, 2019, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $10.9 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

11.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During each of the first and second quarters of 2019, we declared and paid a dividend of $0.09 per share of our common stock. During each of the first and second quarters of 2018, we declared and paid a dividend of $0.07 per share of our common stock. As such, we paid $7.6 million and $5.5 million of dividends to shareholders during the six months ended June 30, 2019 and 2018, respectively. On August 1, 2019, our board of directors declared a dividend of $0.09 per share of common stock, payable on September 16, 2019, to stockholders of record on September 3, 2019. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands)
Beginning balance, net of taxes	$(47,684)	$(76,089)	$(47,652)	$(76,702)
Net actuarial gain, before taxes	—	13,340	—	13,340
Amortization of actuarial (gain) loss, before taxes (a)	(44)	356	(87)	1,177
Effect of settlements, before taxes (a)	—	12,003	—	12,003
Income taxes	11	(6,517)	22	(6,725)
Ending balance, net of taxes	$(47,717)	$(56,907)	$(47,717)	$(56,907)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.3 million and $4.6 million, respectively, during the three months ended June 30, 2019 and 2018, and $8.8 million and $8.9 million, respectively, during the six months ended June 30, 2019 and 2018. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.4 million and $22.6 million, respectively, during the three months ended June 30, 2019 and 2018, and $41.4 million and $43.0 million, respectively, during the six months ended June 30, 2019 and 2018. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(millions)
Wood Products (a)
LVL	$12.0	$9.8	$23.9	$23.2
I-joists	8.0	7.9	13.3	17.8
Other engineered wood products	8.6	5.8	14.3	12.3
Plywood and veneer	63.5	96.7	130.9	183.7
Lumber	14.0	25.0	27.2	49.9
Byproducts	18.0	22.8	38.0	44.9
Particleboard	—	11.8	—	22.6
Other	8.6	14.7	19.4	30.2
	132.7	194.3	267.1	384.8

Building Materials Distribution
Commodity	450.7	602.7	849.0	1,093.2
General line	429.6	392.9	753.1	708.1
Engineered wood products	217.2	218.2	403.0	404.8
	1,097.4	1,213.8	2,005.1	2,206.1
	$1,230.1	$1,408.1	$2,272.2	$2,591.0
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the six months ended June 30, 2019, approximately 76% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands)
Net sales by segment
Wood Products	$334,256	$425,483	$653,779	$823,474
Building Materials Distribution	1,097,421	1,213,783	2,005,129	2,206,164
Intersegment eliminations and other (a)	(201,596)	(231,134)	(386,741)	(438,665)
Total net sales	$1,230,081	$1,408,132	$2,272,167	$2,590,973

Segment operating income
Wood Products	$18,908	$36,482	$30,538	$62,603
Building Materials Distribution	33,800	47,713	51,317	80,101
Total segment operating income	52,708	84,195	81,855	142,704
Unallocated corporate and other	(7,576)	(10,139)	(15,069)	(16,844)
Income from operations	$45,132	$74,056	$66,786	$125,860
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

14.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2019, there have been no material changes to the above commitments disclosed in the 2018 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2019, there have been no material changes to the guarantees disclosed in the 2018 Form 10-K.

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

Executive Overview

We recorded income from operations of $45.1 million during the three months ended June 30, 2019, compared with income from operations of $74.1 million during the three months ended June 30, 2018. In our Wood Products segment, income decreased $17.6 million to $18.9 million for the three months ended June 30, 2019, from $36.5 million for the three months ended June 30, 2018. The decrease in segment income was due primarily to lower sales prices of plywood and lower sales volumes of EWP and plywood, as well as higher per-unit conversion costs. These decreases were offset partially by higher net EWP sales prices and lower costs of OSB (used in the manufacture of I-joists) and logs. In our Building Materials Distribution segment, income decreased $13.9 million to $33.8 million for the three months ended June 30, 2019, from $47.7 million for the three months ended June 30, 2018, driven primarily by a gross margin decrease of $10.6 million resulting from lower average commodity prices compared with second quarter 2018, as well as increased selling and distribution expenses of $3.6 million. These changes are discussed further in "Our Operating Results" below.

We ended second quarter 2019 with $202.4 million of cash and cash equivalents and $440.0 million of debt. At June 30, 2019, we had $365.4 million of unused committed bank line availability. We generated $10.7 million of cash during the six months ended June 30, 2019, as cash provided by operations was offset partially by capital spending, funding the acquisition of a wholesale building material distribution location in Birmingham, Alabama (the "Acquisition"), dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has historically been cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of July 2019, the Blue Chip Economic Indicators consensus forecast for 2019 and 2020 single- and multi-family housing starts in the U.S. were 1.24 million and 1.27 million units, respectively, compared with actual housing starts of 1.25 million in 2018, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two-thirds of total housing starts in recent years and are the primary driver of our sales.

Although we believe U.S. demographics are supportive of higher levels of housing starts, we expect near-term residential construction growth to be flat to slightly down due to constraints faced by builders, such as availability of labor and building lots, as well as affordability constraints faced by prospective buyers. The pace of household formation rates and residential repair-and-remodeling activity will be affected by employment growth, wage growth, prospective home buyers' access to and cost of financing, housing affordability, and consumer confidence, as well as other factors. Household formation rates in turn will be a key factor behind the demand for new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption.

Weak commodity products pricing experienced in first quarter 2019 continued throughout second quarter 2019 as weaker year-to-date residential construction activity and additional industry capacity brought on in 2018 have led to supply and demand imbalances. Commodity product pricing during the remainder of 2019 will be a key driver of our financial results and will be dependent on industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. In our BMD segment, we anticipate that commodity products pricing in the third quarter of 2019 will remain at low absolute levels compared to historical levels. However, we do not expect the substantial downward price volatility and gross margin erosion like we experienced in the third quarter of 2018. With a more stable price environment, we expect BMD to report improved year-over-year financial results in third quarter 2019. For our Wood Products segment, our average plywood sales prices during July 2019 are more than 25% below average levels experienced in the third quarter of 2018. When considering the lower plywood pricing environment, and also adjusting third quarter 2018 to exclude an $11.0 million impairment charge related to asset sales, we expect Wood Products year-over-year financial comparisons to be negative in the third quarter of 2019.

In addition, we expect to record less than $0.5 million of pension expense in third quarter 2019, compared with $11.8 million recorded in third quarter 2018, which included a non-cash pension settlement charge of $11.3 million.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(millions)
Sales	$1,230.1	$1,408.1	$2,272.2	$2,591.0

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,049.7	1,193.9	1,947.5	2,203.7
Depreciation and amortization	19.5	24.3	38.7	46.4
Selling and distribution expenses	98.9	96.8	185.9	180.2
General and administrative expenses	16.8	20.0	33.5	35.9
Other (income) expense, net	0.2	(1.0)	(0.1)	(1.1)
	1,184.9	1,334.1	2,205.4	2,465.1

Income from operations	$45.1	$74.1	$66.8	$125.9

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.3%	84.8%	85.7%	85.1%
Depreciation and amortization	1.6	1.7	1.7	1.8
Selling and distribution expenses	8.0	6.9	8.2	7.0
General and administrative expenses	1.4	1.4	1.5	1.4
Other (income) expense, net	—	(0.1)	—	—
	96.3%	94.7%	97.1%	95.1%

Income from operations	3.7%	5.3%	2.9%	4.9%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(thousands)
U.S. Housing Starts (a)
Single-family	241.3	257.3	429.9	452.1
Multi-family	111.2	95.9	187.8	189.6
	352.5	353.2	617.7	641.7

	(thousands)
Segment Sales
Wood Products	$334,256	$425,483	$653,779	$823,474
Building Materials Distribution	1,097,421	1,213,783	2,005,129	2,206,164
Intersegment eliminations	(201,596)	(231,134)	(386,741)	(438,665)
Total sales	$1,230,081	$1,408,132	$2,272,167	$2,590,973

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.8	9.0	9.6
I-joists (equivalent lineal feet)	60	68	113	131
Plywood (sq. ft.) (3/8" basis)	343	369	679	729
Lumber (board feet)	22	46	42	93

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.70	$18.25	$18.78	$17.77
I-joists (1,000 equivalent lineal feet)	1,279	1,220	1,273	1,200
Plywood (1,000 sq. ft.) (3/8" basis)	272	379	279	368
Lumber (1,000 board feet)	637	570	645	563

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	41.0%	49.6%	42.3%	49.6%
General line	39.2%	32.4%	37.6%	32.1%
Engineered wood	19.8%	18.0%	20.1%	18.3%

Gross margin percentage (b)	12.4%	12.0%	12.1%	12.0%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended June 30, 2019, total sales decreased $178.1 million, or 13%, to $1,230.1 million from $1,408.1 million during the three months ended June 30, 2018. For the six months ended June 30, 2019, total sales decreased by $318.8 million, or 12%, to $2,272.2 million from $2,591.0 million for the same period in the prior year. As described below, the decline in sales was driven by the decreases in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2019, total U.S. housing starts were flat, with single-family starts down 6% from the same period in 2018. On a year-to-date basis through June 2019, total and single-family housing starts decreased 4% and 5%, respectively, from the same period in 2018. Average composite lumber and average composite panel prices for the three and six months ended June 30, 2019, were over 30% lower than in the same periods in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These declines in composite commodity pricing resulted in lower sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, decreased $91.2 million, or 21%, to $334.3 million for the three months ended June 30, 2019, from $425.5 million for the three months ended June 30, 2018. The decrease in sales was driven primarily by lower sales prices and sales volumes for plywood of 28% and 7%, respectively, resulting in decreased sales of $36.6 million and $9.8 million, respectively. The lower sales volume for plywood was mostly due to weaker market conditions and downtime for facility capital improvements, as well as the sale of the Moncure plywood facility on March 1, 2019. In addition, sales volumes for I-joists and LVL decreased 11% and 5%, respectively, resulting in decreased sales of $9.3 million and $4.0 million, respectively. The decrease in sales was also attributable to lower sales volumes of lumber and particleboard of $13.6 million and $11.0 million, respectively, due to the sale or closure of three lumber mills and our particleboard plant during 2018. These decreases were offset partially by increases in net sales prices for I-joists and LVL of 5% and 2%, respectively, resulting in increased sales of $3.6 million and $2.1 million, respectively.

For the six months ended June 30, 2019, sales, including sales to our BMD segment, decreased $169.7 million, or 21%, to $653.8 million from $823.5 million for the same period in the prior year. The decrease in sales was driven primarily by lower sales prices and sales volumes for plywood of 24% and 7%, respectively, resulting in decreased sales of $59.9 million and $18.3 million, respectively. The lower sales volume for plywood was mostly due to weaker market conditions and downtime for facility capital improvements, as well as the sale of the Moncure plywood facility on March 1, 2019. In addition, sales volumes for I-joists and LVL decreased 14% and 7%, respectively, resulting in decreased sales of $21.6 million and $12.5 million, respectively. The decrease in sales was also attributable to lower sales volumes of lumber and particleboard of $28.6 million and $21.6 million, respectively, due to the sale or closure of three lumber mills and our particleboard plant during 2018. These decreases were offset partially by increases in net sales prices for LVL and I-joists of 6% each, resulting in increased sales of $9.0 million and $8.2 million, respectively.

Building Materials Distribution.  Sales decreased $116.4 million, or 10%, to $1,097.4 million for the three months ended June 30, 2019, from $1,213.8 million for the three months ended June 30, 2018. Compared with the same quarter in the prior year, the overall decrease in sales was driven by a sales price decrease of 12%, offset partially by a sales volume increase of 2%. Excluding the impact of the acquisition of wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio during 2018, and the Birmingham, Alabama acquisition in 2019 (the "BMD Acquisitions"), BMD sales would have decreased 12%. By product line, commodity sales decreased 25%, or $152.0 million; general line product sales increased 9%, or $36.7 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) decreased less than 1%, or $1.1 million.

During the six months ended June 30, 2019, sales decreased $201.0 million, or 9%, to $2,005.1 million from $2,206.2 million for the same period in the prior year. Compared with the same period in the prior year, the overall decrease in sales was driven by a sales price decrease of 9%. Excluding the impact of the BMD Acquisitions, BMD sales would have decreased 12%. Sales volumes were flat compared with the same period in the prior year. By product line, commodity sales decreased 22%, or $244.2 million; general line product sales increased 6%, or $45.0 million; and sales of EWP decreased less than 1%, or $1.8 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $144.3 million, or 12%, to $1,049.7 million for the three months ended June 30, 2019, compared with $1,193.9 million during the same period in the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of 37% and 10%, respectively, compared with second quarter 2018. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 290 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower commodity prices. However, the BMD segment MLO rate improved 40 basis points compared with the second quarter 2018 driven by a greater mix of general line and EWP sales, which have higher margins than commodity products. In addition, margin percentages for our general line product sales improved, offset partially by lower margin percentages on our commodity product sales.

For the six months ended June 30, 2019, materials, labor, and other operating expenses (excluding depreciation), decreased $256.2 million, or 12%, to $1,947.5 million, compared with $2,203.7 million in the same period in the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB and logs of 35% and 8%, respectively, compared with the first half of 2018. However, the MLO rate in our Wood Products segment increased by 270 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower commodity prices, compared with the first half of 2018. However, the BMD segment MLO rate improved 10 basis points compared with the first half of 2018 driven by a greater mix of general line and EWP sales, which have higher margins than commodity products. In addition, margin percentages for our general line product sales improved, offset partially by lower margin percentages on our commodity product sales.

Depreciation and amortization expenses decreased $4.8 million, or 20%, to $19.5 million for the three months ended June 30, 2019, compared with $24.3 million during the same period in the prior year. For the six months ended June 30, 2019, these expenses decreased $7.7 million, or 17%, to $38.7 million, compared with $46.4 million in the same period in the prior year. The decreases for both periods were due primarily to discontinued depreciation on certain manufacturing facilities curtailed and sold in the last 12 months, offset partially by incremental depreciation on capital expenditures.

Selling and distribution expenses increased $2.0 million, or 2%, to $98.9 million for the three months ended June 30, 2019, compared with $96.8 million during the same period in the prior year, due primarily to higher shipping and handling costs of $1.3 million, which includes the impact of the BMD Acquisitions. During the six months ended June 30, 2019, selling and distribution expenses increased $5.7 million, or 3%, to $185.9 million, compared with $180.2 million during the same period in 2018, due primarily to higher shipping and handling costs and employee-related expenses of $3.0 million and $0.9 million, respectively, which includes the impact of the BMD Acquisitions.

General and administrative expenses decreased $3.2 million, or 16%, to $16.8 million for the three months ended June 30, 2019, compared with $20.0 million for the same period in the prior year. For the six months ended June 30, 2019, general and administrative expenses decreased $2.4 million, or 7%, to $33.5 million, compared with $35.9 million during the same period in 2018. The decreases for both periods were primarily a result of lower incentive compensation expenses, offset partially by base compensation increases.

Income From Operations

Income from operations decreased $28.9 million to $45.1 million for the three months ended June 30, 2019, compared with $74.1 million for the three months ended June 30, 2018. Income from operations decreased $59.1 million to $66.8 million for the six months ended June 30, 2019, compared with $125.9 million for the six months ended June 30, 2018.

Wood Products.  Segment income decreased $17.6 million to $18.9 million for the three months ended June 30, 2019, compared with $36.5 million for the three months ended June 30, 2018. The decrease in segment income was due primarily to lower sales prices of plywood and lower sales volumes of EWP and plywood, as well as higher per-unit conversion costs. These decreases were offset partially by higher net EWP sales prices and lower costs of OSB (used in the manufacture of I-joists) and logs, as well as lower employee-related expenses. In addition, depreciation and amortization expense decreased $5.4 million due primarily to discontinued depreciation on manufacturing facilities curtailed and sold in the last 12 months.

For the six months ended June 30, 2019, segment income decreased $32.1 million to $30.5 million from $62.6 million for the six months ended June 30, 2018. The decrease in segment income was due primarily to lower sales prices of plywood and lower sales volumes of EWP and plywood, as well as higher per-unit conversion costs. These decreases were offset partially by higher net EWP sales prices and lower costs of OSB and logs, as well as lower employee-related expenses. In addition, depreciation and amortization expense decreased $9.2 million due primarily to discontinued depreciation on manufacturing facilities curtailed and sold in the last 12 months.

Building Materials Distribution.  Segment income decreased $13.9 million to $33.8 million for the three months ended June 30, 2019, from $47.7 million for the three months ended June 30, 2018. The decline in segment income was driven primarily by a gross margin decrease of $10.6 million resulting from lower average commodity prices compared with second quarter 2018. In addition, selling and distribution expenses increased by $3.6 million.

For the six months ended June 30, 2019, segment income decreased $28.8 million to $51.3 million from $80.1 million for the six months ended June 30, 2018. The decline in segment income was driven primarily by a gross margin decrease of $20.6 million resulting from lower average commodity prices compared with the first half of 2018, as well as increased selling and distribution expenses of $7.6 million.

Corporate and Other.  Unallocated corporate expenses decreased $2.6 million to $7.6 million for the three months ended June 30, 2019, from $10.1 million for the three months ended June 30, 2018. The decrease was primarily due to lower incentive compensation costs resulting from weaker operating results. In addition, our second quarter 2018 results included a $1.2 million business interruption loss incurred at one of our manufacturing facilities (business interruption loss). For the six months ended June 30, 2019, unallocated corporate expenses decreased $1.8 million to $15.1 million from $16.8 million for the six months ended June 30, 2018, primarily due to the second quarter 2018 business interruption loss, as well as lower incentive compensation costs.

Other

Pension expense (excluding service costs). On April 25, 2018, Boise Cascade transferred $151.8 million of its pension plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately one-third of Boise Cascade’s U.S. qualified pension plan projected benefit obligations outstanding at the time of the transaction. As a result of the transaction, the Company recognized a non-cash pension settlement charge of $12.0 million during the three months ended June 30, 2018.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and six months ended June 30, 2019, we recorded $9.8 million and $13.0 million, respectively of income tax expense and had an effective rate of 26.0% and 24.9%, respectively. During the three and six months ended June 30, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2018, we recorded $13.8 million and $23.6 million, respectively, of income tax expense and had an effective rate of 24.9% and 23.0%, respectively. For the three months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the six months ended June 30, 2018, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset partially by excess tax benefits of vested share-based payment awards.

Liquidity and Capital Resources

We ended second quarter 2019 with $202.4 million of cash and cash equivalents and $440.0 million of debt. At June 30, 2019, we had $567.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $10.7 million of cash during the six months ended June 30, 2019, as cash provided by operations was offset partially by capital spending, acquisition funding, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2019 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2019	2018
	(thousands)
Net cash provided by operations	$66,852	$88,336
Net cash used for investment	(44,611)	(45,583)
Net cash used for financing	(11,505)	(9,882)

Operating Activities

For the six months ended June 30, 2019, our operating activities generated $66.9 million of cash, compared with $88.3 million of cash generated in the same period in 2018. The $21.5 million decrease in cash generated for operations was due primarily to a $59.1 million decline in income from operations, partially offset by a lesser year-over-year increase in working capital and a decrease in cash paid for taxes, net of refunds received, of $17.1 million. Working capital increased $40.1 million during the six months ended June 30, 2019, compared with a $70.0 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 38% and 43%, comparing sales for the months of June 2019 and 2018 with sales for the months of December 2018 and 2017, respectively. An increase in inventories during the six months ended June 30, 2018 also contributed to the increase in working capital, primarily due to seasonal increases in inventory in preparation for the spring building season, as well as rapidly rising commodity prices in the first six months of 2018 resulting in inventory growth. During the six months ended June 30, 2019, inventories decreased, as inventory in our Building Materials Distribution segment did not increase at the same rate as the comparative prior year period as a result of weak commodity pricing in the first six months of 2019, and as inventory levels at the end of 2018 were seasonally higher than normal with slower sales in the second half of 2018 due to slower housing activity and declining commodity prices. The increase in accounts payable and accrued liabilities provided $45.4 million of cash during the six months ended June 30, 2019, compared with $134.5 million in the same period a year ago. For our Building Materials Distribution segment, extended terms offered by major vendors led to the increase in accounts payable during both periods. The increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods and lower incentive compensation accruals for 2019.

Investment Activities

During the six months ended June 30, 2019 and 2018, we used $32.8 million and $28.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. In addition, during the six months ended June 30, 2019 and 2018 we used $15.7 million and $17.6 million for acquisitions. For the six months ended June 30, 2019, we received asset sale proceeds of $2.5 million from the sale of a hardwood plywood facility located in Moncure, North Carolina. For additional information related to the acquisition of the distribution facility and the sale of our manufacturing facility, see the discussion in Note 5, Acquisitions, and Note 6, Sale of Manufacturing Facility, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Excluding acquisitions, we expect capital expenditures in 2019 to total approximately $85 million to $95 million. This includes spending to improve the efficiency of our veneer production at our Chester, South Carolina, and Florien, Louisiana, facilities. As of June 30, 2019, the veneer production project at the Chester, South Carolina, facility is substantially complete.

This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases.

Financing Activities

During the six months ended June 30, 2019, our financing activities used $11.5 million of cash, including $7.6 million for common stock dividend payments and $3.6 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2019, we also borrowed $5.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At June 30, 2019, we had no borrowings outstanding under the revolving credit facility.

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

For more information related to our debt structure and dividend policy, see the discussion in Note 7, Debt, and Note 11, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2018.

Off-Balance-Sheet Activities

At June 30, 2019, and December 31, 2018, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2019, there have been no material changes to the guarantees disclosed in our 2018 Form 10-K.

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

Employees

As of July 28, 2019, we had approximately 6,050 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of July 28, 2019, we had eight collective bargaining agreements. Three agreements, covering approximately 500 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2020. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2019, there have been no material changes to financial market risks disclosed in our 2018 Form 10-K.

Environmental

For additional information about environmental issues, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. At June 30, 2019, there have been no material changes to our critical accounting estimates from those disclosed in our 2018 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. As of June 30, 2019, there have been no material changes in our exposure to market risk from those disclosed in our 2018 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of June 30, 2019, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification 842, Leases (Topic 842). As a result, we have made changes to certain internal controls over financial reporting to address risks associated with the required lease accounting and disclosure requirements. This includes the enhancement of our lease evaluation processes and the implementation of controls to address risks associated with the calculation of right-of-use assets and corresponding lease liabilities. We also implemented a new lease accounting system to track our leasing portfolio, process accounting transactions, and report on activity and balances. There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2019

Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  August 2, 2019