Form 10-Q
period 2019-09-30
BOISE CASCADE Co
filed 2019-11-07
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street Suite 300
Boise, Idaho 83702-5389
(Address of principal executive offices) (Zip Code)

(208) 384-6161
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 38,975,832 shares of the registrant's common stock, $0.01 par value per share, outstanding on November 1, 2019.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands, except per-share data)
Sales	$1,269,524	$1,338,512	$3,541,691	$3,929,485

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,078,924	1,163,020	3,026,401	3,366,716
Depreciation and amortization	20,969	23,881	59,640	70,288
Selling and distribution expenses	106,567	93,395	292,459	273,592
General and administrative expenses	18,603	16,891	52,064	52,754
Other (income) expense, net	(437)	10,870	(557)	9,820
	1,224,626	1,308,057	3,430,007	3,773,170

Income from operations	44,898	30,455	111,684	156,315

Foreign currency exchange gain (loss)	(200)	163	210	(272)
Pension expense (excluding service costs)	(1,613)	(11,778)	(2,202)	(24,402)
Interest expense	(6,532)	(6,585)	(19,455)	(19,527)
Interest income	837	500	1,745	1,001
Change in fair value of interest rate swaps	(569)	279	(3,103)	2,419
	(8,077)	(17,421)	(22,805)	(40,781)

Income before income taxes	36,821	13,034	88,879	115,534
Income tax (provision) benefit	(9,650)	814	(22,601)	(22,811)
Net income	$27,171	$13,848	$66,278	$92,723

Weighted average common shares outstanding:
Basic	39,087	38,998	39,020	38,920
Diluted	39,292	39,461	39,202	39,397

Net income per common share:
Basic	$0.70	$0.36	$1.70	$2.38
Diluted	$0.69	$0.35	$1.69	$2.35

Dividends declared per common share	$0.09	$1.07	$0.27	$1.21

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands)
Net income	$27,171	$13,848	$66,278	$92,723
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $-, ($983), $- and $2,400, respectively	—	(2,891)	—	7,066
Amortization of actuarial (gain) loss, net of tax of ($12), $39, ($34) and $337, respectively	(32)	112	(97)	991
Effect of settlements, net of tax of $341, $2,853, $341, and $5,897, respectively	1,001	8,399	1,001	17,358
Other comprehensive income, net of tax	969	5,620	904	25,415
Comprehensive income	$28,140	$19,468	$67,182	$118,138

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	September 30, 2019	December 31, 2018
	(thousands)
ASSETS
Current
Cash and cash equivalents	$306,443	$191,671
Receivables
Trade, less allowances of $1,087 and $1,062	295,585	214,338
Related parties	630	436
Other	15,728	14,466
Inventories	492,588	533,049
Prepaid expenses and other	14,156	31,818
Total current assets	1,125,130	985,778

Property and equipment, net	464,373	487,224
Operating lease right-of-use assets	65,571	—
Finance lease right-of-use assets	22,238	—
Timber deposits	14,043	12,568
Goodwill	60,382	59,159
Intangible assets, net	18,103	16,851
Deferred income taxes	7,962	8,211
Other assets	8,121	11,457
Total assets	$1,785,923	$1,581,248

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	September 30, 2019	December 31, 2018
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$286,704	$210,587
Related parties	2,349	1,070
Accrued liabilities
Compensation and benefits	72,901	87,911
Interest payable	1,800	6,748
Other	80,996	63,509
Total current liabilities	444,750	369,825

Debt
Long-term debt	440,265	439,428

Other
Compensation and benefits	44,120	41,283
Operating lease liabilities, net of current portion	59,591	—
Finance lease liabilities, net of current portion	23,661	—
Deferred income taxes	29,038	19,218
Other long-term liabilities	12,932	38,904
	169,342	99,405

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,343 and 44,076 shares issued, respectively	443	441
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	531,119	528,654
Accumulated other comprehensive loss	(46,748)	(47,652)
Retained earnings	385,661	330,056
Total stockholders' equity	731,566	672,590
Total liabilities and stockholders' equity	$1,785,923	$1,581,248

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
	2019	2018
	(thousands)
Cash provided by (used for) operations
Net income	$66,278	$92,723
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	61,340	71,832
Stock-based compensation	6,016	6,893
Pension expense	2,687	25,000
Deferred income taxes	10,008	883
Change in fair value of interest rate swaps	3,103	(2,419)
Other	(235)	8,695
Decrease (increase) in working capital, net of acquisitions
Receivables	(77,811)	(64,261)
Inventories	45,184	(88,073)
Prepaid expenses and other	(3,516)	(2,736)
Accounts payable and accrued liabilities	66,130	83,204
Pension contributions	(1,324)	(21,566)
Income taxes payable	19,109	6,991
Other	(2,219)	2,655
Net cash provided by operations	194,750	119,821

Cash provided by (used for) investment
Expenditures for property and equipment	(53,249)	(47,705)
Acquisitions of businesses and facilities	(15,676)	(17,532)
Proceeds from sale of facilities	2,493	—
Proceeds from sales of assets and other	1,644	835
Net cash used for investment	(64,788)	(64,402)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	5,500	7,500
Payments of long-term debt, including revolving credit facility	(5,500)	(7,500)
Tax withholding payments on stock-based awards	(3,575)	(5,135)
Dividends paid on common stock	(11,070)	(47,113)
Other	(545)	1,031
Net cash used for financing	(15,190)	(51,217)

Net increase in cash and cash equivalents	114,772	4,202

Balance at beginning of the period	191,671	177,140

Balance at end of the period	$306,443	$181,342

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							11,389	11,389
Other comprehensive loss						(32)		(32)
Common stock issued	265	2						2
Stock-based compensation					2,200			2,200
Common stock dividends ($0.09 per share)							(3,561)	(3,561)
Tax withholding payments on stock-based awards					(3,569)			(3,569)
Other					(2)			(2)
Balance at March 31, 2019	44,341	$443	5,367	$(138,909)	$527,283	$(47,684)	$337,884	$679,017
Net income							27,718	27,718
Other comprehensive loss						(33)		(33)
Common stock issued	1	—						—
Stock-based compensation					1,869			1,869
Common stock dividends ($0.09 per share)							(3,545)	(3,545)
Tax withholding payments on stock-based awards					(5)			(5)
Balance at June 30, 2019	44,342	$443	5,367	$(138,909)	$529,147	$(47,717)	$362,057	$705,021
Net income							27,171	27,171
Other comprehensive income						969		969
Common stock issued	1	—						—
Stock-based compensation					1,947			1,947
Common stock dividends ($0.09 per share)							(3,567)	(3,567)
Tax withholding payments on stock-based awards					(1)			(1)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at September 30, 2019	44,343	$443	5,367	$(138,909)	$531,119	$(46,748)	$385,661	$731,566

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity (continued) (unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549
Net income							37,050	37,050
Other comprehensive income						613		613
Common stock issued	292	3						3
Stock-based compensation					2,286			2,286
Common stock dividends ($0.07 per share)							(2,793)	(2,793)
Tax withholding payments on stock-based awards					(5,117)			(5,117)
Proceeds from exercise of stock options					464			464
Other					(3)			(3)
Balance at March 31, 2018	44,040	$440	5,167	$(133,979)	$521,180	$(76,089)	$395,500	$707,052
Net income							41,825	41,825
Other comprehensive income						19,182		19,182
Common stock issued	18	1						1
Stock-based compensation					2,445			2,445
Common stock dividends ($0.07 per share)							(2,791)	(2,791)
Tax withholding payments on stock-based awards					(3)			(3)
Proceeds from exercise of stock options					478			478
Other					(1)			(1)
Balance at June 30, 2018	44,058	$441	5,167	$(133,979)	$524,099	$(56,907)	$434,534	$768,188
Net income							13,848	13,848
Other comprehensive income						5,620		5,620
Common stock issued	18	—						—
Stock-based compensation					2,162			2,162
Common stock dividends ($1.07 per share)							(42,511)	(42,511)
Tax withholding payments on stock-based awards					(15)			(15)
Proceeds from exercise of stock options					470			470
Balance at September 30, 2018	44,076	$441	5,167	$(133,979)	$526,716	$(51,287)	$405,871	$747,762

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as an expense. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $46.9 million and $42.8 million, for the three months ended September 30, 2019 and 2018, respectively, and $127.3 million and $117.1 million for the nine months ended September 30, 2019 and 2018, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2019, and December 31, 2018, we had $53.6 million and $52.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2019, and December 31, 2018, we had $11.3 million and $9.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Inventories

Inventories included the following (work in process is not material):

	September 30, 2019	December 31, 2018
	(thousands)
Finished goods and work in process	$410,666	$441,774
Logs	43,322	54,301
Other raw materials and supplies	38,600	36,974
	$492,588	$533,049

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2019	December 31, 2018
	(thousands)
Land	$39,304	$38,888
Buildings (a)	138,541	164,878
Improvements	59,483	49,509
Mobile equipment, information technology, and office furniture	159,405	150,712
Machinery and equipment	658,290	629,337
Construction in progress	24,687	31,015
	1,079,710	1,064,339
Less accumulated depreciation	(615,337)	(577,115)
	$464,373	$487,224

___________________________________

(a)	As of December 31, 2018, capital lease assets were included in the "Buildings" asset class. For additional information related to leases, see Note 8, Leases.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2019, and December 31, 2018, we held $255.9 million and $160.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2019, and December 31, 2018, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $362.3 million and $328.1 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At September 30, 2019, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At September 30, 2019, and December 31, 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2019, and December 31, 2018, we recorded long-term assets of $0.7 million and $3.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2019, receivables from two customers each accounted for approximately 13% and 14%, respectively, of total receivables. At December 31, 2018, receivables from two customers accounted for approximately 13% and 11%, respectively, of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

For the three and nine months ended September 30, 2019, we recorded $9.7 million and $22.6 million, respectively of income tax expense and had an effective rate of 26.2% and 25.4%, respectively. During the three and nine months ended September 30, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three months ended September 30, 2018, we recorded $0.8 million of income tax benefit on $13.0 million of income before taxes, resulting in a negative effective rate of 6.2%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up, including the remeasurement of deferred income taxes to the new federal statutory rate of 21%, offset partially by the effect of state taxes. The remeasurement of deferred income taxes included a $3.8 million discrete tax benefit, which mostly related to a $20.0 million discretionary pension contribution made during the period, for which we received a tax deduction at the 2017 federal income tax rate. For the nine months ended September 30, 2018, we recorded $22.8 million of income tax expense and had an effective rate of 19.7%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up on the remeasurement of deferred income taxes to the federal statutory rate of 21% and the excess tax benefits of vested share-based payment awards, offset partially by the effect of state taxes.

During the nine months ended September 30, 2019, refunds received, net of cash taxes paid were $7.1 million. During the nine months ended September 30, 2018, cash paid for taxes, net of refunds received, was $14.4 million.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands, except per-share data)
Net income	$27,171	$13,848	$66,278	$92,723
Weighted average common shares outstanding during the period (for basic calculation)	39,087	38,998	39,020	38,920
Dilutive effect of other potential common shares	205	463	182	477
Weighted average common shares and potential common shares (for diluted calculation)	39,292	39,461	39,202	39,397

Net income per common share - Basic	$0.70	$0.36	$1.70	$2.38
Net income per common share - Diluted	$0.69	$0.35	$1.69	$2.35

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in both the three months ended September 30, 2019 and 2018, and 0.2 million and 0.1 million of common stock shares, respectively, in the nine months ended September 30, 2019 and 2018. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Acquisition

During second quarter 2019, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of a wholesale building material distribution location in Birmingham, Alabama (the "Acquisition"). The purchase price of the Acquisition was $15.7 million, including a post-closing adjustment of less than $0.1 million based upon working capital target. We funded the Acquisition with cash on hand. The distribution location adds to our existing distribution business and strengthens our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within this market following the Acquisition.

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

The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the acquisition date:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$5,563
Inventories	3,395
Other assets	8
Property and equipment	3,487
Lease right-of-use assets	359
Intangible assets:
Customer relationships	2,100
Goodwill	1,223
Assets acquired	16,135

Accounts payable	100
Lease liabilities	359
Liabilities assumed	459

Net assets acquired	$15,676

6.	Sale of Manufacturing Facilities

In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina, and subsequently entered into a definitive sale agreement in January 2019 (the Moncure Sale). This facility generated net sales and operating loss of approximately $5.5 million and $1.4 million, respectively, during the nine months ended September 30, 2019, and net sales and operating loss of approximately $25.0 million and $4.2 million, respectively, during the nine months ended September 30, 2018. These results are included in the operating results of our Wood Products segment.

On March 1, 2019, we closed on the Moncure Sale and received proceeds of $2.5 million. The disposal group met the criteria to be classified as held for sale during fourth quarter 2018. Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded pre-tax impairment and sale-related losses of $24.0 million during fourth quarter 2018.

On September 10, 2018, we entered into an agreement to sell two lumber mills and a particleboard plant located in Northeast Oregon (the Sale). These facilities generated net sales and operating loss of approximately $66.2 million and $0.4 million, respectively, during the nine months ended September 30, 2018. These results are included in the operating results of our Wood Products segment.

The disposal group related to the Sale met the criteria to be classified as held for sale during the three months ended September 30, 2018. Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded a pre-tax impairment loss of $10.4 million during the three months ended September 30, 2018, recorded in "Other (income) expense, net" in our Consolidated Statements of Operations. As a result of the Sale, we also recorded severance related expenses of $0.6 million in "Other (income) expense, net" in our Consolidated Statements of Operations. On November 2, 2018, we closed on the Sale and received proceeds of $15.0 million.

7.	Debt

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(4,735)	(5,572)
Long-term debt	$440,265	$439,428

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments, or $37 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2019, was $365.4 million.

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

At both September 30, 2019, and December 31, 2018, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the nine months ended September 30, 2019, the average interest rate on the ABL Term Loan was approximately 4.14%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 3.1% during the nine months ended September 30, 2019.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the nine months ended September 30, 2019, the average interest rate on the Term Loan was approximately 4.28%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 3.3%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For both the nine months ended September 30, 2019 and 2018, cash payments for interest were $22.7 million.

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

The effect of the changes made to our consolidated balance sheet as of January 1, 2019, for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(thousands)
ASSETS
Property and equipment, net	$487,224	$(21,732)	$465,492
Operating lease right-of-use assets	—	69,155	69,155
Finance lease right-of-use assets	—	20,872	20,872
Prepaid expenses and other	31,818	(246)	31,572

LIABILITIES
Accrued liabilities, other	63,509	8,863	72,372
Operating lease liabilities, net of current portion	—	63,498	63,498
Finance lease liabilities, net of current portion	—	21,921	21,921
Other long-term liabilities	38,904	(26,233)	12,671

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	September 30, 2019
	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
	(thousands)
ASSETS
Property and equipment, net	$464,373	$487,432	$(23,059)
Operating lease right-of-use assets	65,571	—	65,571
Finance lease right-of-use assets	22,238	—	22,238
Prepaid expenses and other	14,156	14,436	(280)

LIABILITIES
Accrued liabilities, other	80,996	71,753	9,243
Operating lease liabilities, net of current portion	59,591	—	59,591
Finance lease liabilities, net of current portion	23,661	—	23,661
Other long-term liabilities	12,932	40,957	(28,025)

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

Lease Costs

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(thousands)
Operating lease cost	$3,442	$10,150
Finance lease cost
Amortization of right-of-use assets	410	1,170
Interest on lease liabilities	479	1,405
Variable lease cost	721	2,062
Short-term lease cost	1,338	3,407
Sublease income	(134)	(438)
Total lease cost	$6,256	$17,756

Other Information

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,026
Operating cash flows from finance leases	1,405
Financing cash flows from finance leases	571
Right-of-use assets obtained in exchange for lease obligations
Operating leases	3,243
Finance leases	2,655

Other information related to leases was as follows:

September 30, 2019

Weighted-average remaining lease term (years)
Operating leases	9
Finance leases	15
Weighted-average discount rate
Operating leases (a)	6.5%
Finance leases	8.5%
___________________________________
(a)    Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

As of September 30, 2019, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2019	$3,371	$726
2020	13,239	3,009
2021	12,102	3,048
2022	10,735	3,044
2023	10,406	3,071
Thereafter	41,880	31,917
Total future minimum lease payments	91,733	44,815
Less: interest	(22,899)	(20,110)
Total lease obligations	68,834	24,705
Less: current obligations	(9,243)	(1,044)
Long-term lease obligations	$59,591	$23,661

Disclosures Related to Periods Prior to Adoption of ASC Topic 842, "Leases"

Rental expense for operating leases was $4.6 million and $13.8 million for the three and nine months ended September 30, 2018, respectively. Sublease rental income was not material in any of the periods presented. During the nine months ended September 30, 2018, we recorded two capital leases for distribution centers with initial lease terms of 13 and 20 years, respectively, in the amount of $18.9 million, which represents non-cash investing and financing activities. At December 31, 2018, capital lease obligations are recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

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

9.    Retirement and Benefit Plans

Our plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan. On September 30, 2019, we transferred $19.8 million of our qualified defined benefit pension plan (Pension Plan) assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately 10% of our U.S. qualified pension plan projected benefit obligations at the time of the transaction. As a result of the transaction, we recognized a non-cash settlement charge of $1.3 million in third quarter 2019.

On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our Pension Plan assets to Prudential for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments of the related transferred Pension Plan obligations. As a result of the transactions, we recognized non-cash pension settlement charges of $12.0 million and $11.3 million, respectively, in second and third quarters 2018.

The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands)
Service cost	$163	$196	$485	$598
Interest cost	1,792	2,278	5,417	9,602
Expected return on plan assets	(1,477)	(1,903)	(4,426)	(9,783)
Amortization of actuarial (gain) loss	(44)	151	(131)	1,328
Plan settlement loss	1,342	11,252	1,342	23,255
Net periodic benefit expense	$1,776	$11,974	$2,687	$25,000

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

During the nine months ended September 30, 2019, we contributed $1.3 million in cash to the pension plans. For the remainder of 2019, we expect to make approximately $4.0 million in cash contributions to the pension plans, most of which is to repurchase one of the real property locations we previously contributed to our qualified defined benefit pension plan. For information related to the contribution of properties to our qualified defined benefit pension plan, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K.

10.	Stock-Based Compensation

In February 2019 and 2018, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2019, we granted 110,923 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2019 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2019 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest. The PSUs granted to officers in 2019, if earned, generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

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

During the nine months ended September 30, 2019 and 2018, we granted an aggregate of 166,675 and 99,087 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a 1 year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2019 and 2018, the total fair value of PSUs and RSUs vested was $11.4 million and $15.4 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2019:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	429,788	$25.90	289,173	$29.52
Granted	110,923	29.48	166,675	29.06
Performance condition adjustment, net (a)	1,443	43.05	—	—
Vested	(223,840)	19.97	(183,403)	26.44
Forfeited	(19,813)	35.85	(13,321)	35.23
Outstanding, September 30, 2019	298,501	$31.09	259,124	$31.11
_______________________________

(a)	Represents additional PSUs granted to non-officers based on achievement of 2018 EBITDA in excess of target.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands)
PSUs	$800	$945	$2,515	$3,263
RSUs	1,147	1,217	3,501	3,630
Total	$1,947	$2,162	$6,016	$6,893

The related tax benefit for the nine months ended September 30, 2019 and 2018, was $1.5 million and $1.7 million, respectively. As of September 30, 2019, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $9.1 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

11.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. During each of the first, second, and third quarters of 2019, we declared and paid a dividend of $0.09 per share of our common stock. During each of the first, second, and third quarters of 2018, we declared and paid a dividend of $0.07 per share of our common stock. We also declared and paid a supplemental dividend of $1.00 per share of common stock during third quarter 2018. As such, we paid $11.1 million and $47.1 million of dividends to shareholders during the nine months ended September 30, 2019 and 2018, respectively. On October 30, 2019, our board of directors declared a dividend of $0.10 per share on our common stock, as well as a supplemental dividend of $1.00 per share on our common stock, both payable on December 16, 2019, to stockholders of record on December 2, 2019. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands)
Beginning balance, net of taxes	$(47,717)	$(56,907)	$(47,652)	$(76,702)
Net actuarial gain (loss), before taxes	—	(3,874)	—	9,466
Amortization of actuarial (gain) loss, before taxes (a)	(44)	151	(131)	1,328
Effect of settlements, before taxes (a)	1,342	11,252	1,342	23,255
Income taxes	(329)	(1,909)	(307)	(8,634)
Ending balance, net of taxes	$(46,748)	$(51,287)	$(46,748)	$(51,287)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.0 million and $4.1 million, respectively, during the three months ended September 30, 2019 and 2018, and $12.8 million and $13.0 million, respectively, during the nine months ended September 30, 2019 and 2018. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.4 million and $22.4 million, respectively, during the three months ended September 30, 2019 and 2018, and $62.7 million and $65.4 million, respectively, during the nine months ended September 30, 2019 and 2018. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(millions)
Wood Products (a)
LVL	$7.9	$9.2	$31.8	$32.5
I-joists	4.9	8.5	18.2	26.3
Other engineered wood products	6.2	7.3	20.5	19.6
Plywood and veneer	64.6	82.8	195.5	266.5
Lumber	13.5	20.3	40.7	70.2
Byproducts	18.3	23.8	56.4	68.7
Particleboard	—	10.6	—	33.3
Other	8.5	16.7	27.8	46.9
	123.9	179.2	391.0	564.1

Building Materials Distribution
Commodity	467.9	554.8	1,316.7	1,648.0
General line	454.5	385.8	1,207.7	1,093.9
Engineered wood products	223.3	218.6	626.4	623.4
	1,145.6	1,159.3	3,150.7	3,365.4
	$1,269.5	$1,338.5	$3,541.7	$3,929.5
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the nine months ended September 30, 2019, approximately 77% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands)
Net sales by segment
Wood Products	$325,102	$402,672	$978,881	$1,226,146
Building Materials Distribution	1,145,621	1,159,304	3,150,750	3,365,468
Intersegment eliminations and other (a)	(201,199)	(223,464)	(587,940)	(662,129)
Total net sales	$1,269,524	$1,338,512	$3,541,691	$3,929,485

Segment operating income
Wood Products (b)	$15,597	$13,929	$46,135	$76,532
Building Materials Distribution	38,665	23,504	89,982	103,605
Total segment operating income	54,262	37,433	136,117	180,137
Unallocated corporate and other	(9,364)	(6,978)	(24,433)	(23,822)
Income from operations	$44,898	$30,455	$111,684	$156,315
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)
Wood Products segment operating income for the three and nine months ended September 30, 2018, includes pre-tax impairment and sales related losses of $11.0 million upon classifying certain Wood Products facilities in Northeast Oregon as held for sale. For additional information, see Note 6, Sale of Manufacturing Facilities.

14.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2019, there have been no material changes to the above commitments disclosed in the 2018 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2019, there have been no material changes to the guarantees disclosed in the 2018 Form 10-K.

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

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have two reportable segments: (i) Wood Products, which primarily manufactures EWP and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 13, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $44.9 million during the three months ended September 30, 2019, compared with income from operations of $30.5 million during the three months ended September 30, 2018. In our Wood Products segment, income increased $1.7 million to $15.6 million for the three months ended September 30, 2019, from $13.9 million for the three months ended September 30, 2018. Third quarter 2018 results included impairment and sales related losses of $11.0 million (Impairment Loss). Excluding the Impairment Loss, segment income decreased due to lower sales prices of plywood, offset partially by lower costs of OSB (used in the manufacture of I-joists) and logs, as well as lower employee-related expenses. In our Building Materials Distribution segment, income increased $15.2 million to $38.7 million for the three months ended September 30, 2019, from $23.5 million for the three months ended September 30, 2018, driven primarily by a gross margin increase of $30.3 million, resulting from improved gross margins on commodity products and higher sales of general line products compared with third quarter 2018, offset partially by increased selling and distribution expenses of $13.3 million. These changes are discussed further in "Our Operating Results" below.

We ended third quarter 2019 with $306.4 million of cash and cash equivalents and $440.3 million of debt. At September 30, 2019, we had $365.4 million of unused committed bank line availability. We generated $114.8 million of cash during the nine months ended September 30, 2019, as cash provided by operations was offset partially by capital spending, funding the acquisition of a wholesale building material distribution location in Birmingham, Alabama (the "Acquisition"), dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the nine month comparative periods are discussed further in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has been cyclical historically. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. As of October 2019, the Blue Chip Economic Indicators consensus forecast for 2019 and 2020 single- and multi-family housing starts in the U.S. were 1.25 million and 1.27 million units, respectively, compared with actual housing starts of 1.25 million in 2018, as reported by the U.S. Census Bureau. Single-family housing starts have represented approximately two-thirds of total housing starts in recent years and are the primary driver of our sales.

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

Weak commodity products pricing experienced in the first half of 2019 continued throughout third quarter 2019 as weaker year-to-date residential construction activity and additional industry capacity brought on in 2018 have led to supply and demand imbalances. Commodity product pricing during the remainder of 2019 and into 2020 will be a key driver of our financial results and will be dependent on industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. We anticipate that commodity products pricing in the fourth quarter of 2019 will remain at low absolute, although more stable, levels compared to fourth quarter 2018.

We expect fourth quarter 2019 financial results to be improved compared with fourth quarter 2018. Included in Wood Products fourth quarter 2018 results were certain items that negatively affected reported earnings. These items include $24.0 million of pre-tax impairment and sale related losses related to the sale of our hardwood plywood facility in Moncure, North Carolina, and $55.0 million and $2.8 million, respectively, of pre-tax accelerated depreciation and other curtailment related costs due to the permanent curtailment of LVL production at our Roxboro, North Carolina, facility.

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

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(millions)
Sales	$1,269.5	$1,338.5	$3,541.7	$3,929.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,078.9	1,163.0	3,026.4	3,366.7
Depreciation and amortization	21.0	23.9	59.6	70.3
Selling and distribution expenses	106.6	93.4	292.5	273.6
General and administrative expenses	18.6	16.9	52.1	52.8
Other (income) expense, net	(0.4)	10.9	(0.6)	9.8
	1,224.6	1,308.1	3,430.0	3,773.2

Income from operations	$44.9	$30.5	$111.7	$156.3

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.0%	86.9%	85.5%	85.7%
Depreciation and amortization	1.7	1.8	1.7	1.8
Selling and distribution expenses	8.4	7.0	8.3	7.0
General and administrative expenses	1.5	1.3	1.5	1.3
Other (income) expense, net	—	0.8	—	0.2
	96.5%	97.7%	96.8%	96.0%

Income from operations	3.5%	2.3%	3.2%	4.0%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(thousands)
U.S. Housing Starts (a)
Single-family	246.3	237.6	677.0	689.7
Multi-family	103.0	97.8	287.3	287.4
	349.3	335.4	964.3	977.1

	(thousands)
Segment Sales
Wood Products	$325,102	$402,672	$978,881	$1,226,146
Building Materials Distribution	1,145,621	1,159,304	3,150,750	3,365,468
Intersegment eliminations	(201,199)	(223,464)	(587,940)	(662,129)
Total sales	$1,269,524	$1,338,512	$3,541,691	$3,929,485

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.5	13.6	14.1
I-joists (equivalent lineal feet)	60	61	173	192
Plywood (sq. ft.) (3/8" basis)	343	368	1,022	1,097
Lumber (board feet)	22	34	64	127

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.59	$18.33	$18.71	$17.95
I-joists (1,000 equivalent lineal feet)	1,268	1,261	1,271	1,220
Plywood (1,000 sq. ft.) (3/8" basis)	254	357	271	364
Lumber (1,000 board feet)	601	623	630	579

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	40.8%	47.9%	41.8%	49.0%
General line	39.7%	33.2%	38.3%	32.5%
Engineered wood	19.5%	18.9%	19.9%	18.5%

Gross margin percentage (b)	13.0%	10.3%	12.5%	11.4%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2019, total sales decreased $69.0 million, or 5%, to $1,269.5 million from $1,338.5 million during the three months ended September 30, 2018. For the nine months ended September 30, 2019, total sales decreased by $387.8 million, or 10%, to $3,541.7 million from $3,929.5 million for the same period in the prior year. As described below, the decline in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2019, both total and single-family U.S. housing starts increased 4% from the same period in 2018. On a year-to-date basis through September 2019, total and single-family housing starts decreased 1% and 2%, respectively, from the same period in 2018. Average composite panel and average composite lumber prices for the three months ended September 30, 2019, were 30% and 23% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2019, average composite panel and average composite lumber prices were 31% and 29% lower, respectively, compared with the same period in the prior year. These declines in composite commodity pricing resulted in lower sales in both of our segments, as noted below.

Wood Products.  Sales, including sales to our BMD segment, decreased $77.6 million, or 19%, to $325.1 million for the three months ended September 30, 2019, from $402.7 million for the three months ended September 30, 2018. The decrease in sales was driven primarily by lower sales prices and sales volumes for plywood of 29% and 7%, respectively, resulting in decreased sales of $35.3 million and $8.8 million, respectively. The lower sales volume for plywood was mostly due to weaker market conditions and downtime for facility capital improvements, as well as the sale of the Moncure plywood facility on March 1, 2019. The decrease in sales was also attributable to lower sales volumes of lumber and particleboard of $7.4 million and $10.0 million, respectively, due to the sale or closure of three lumber mills and our particleboard plant during 2018. In addition, sales volumes for I-joists decreased 2% resulting in decreased sales of $1.8 million. The remaining decreases were due primarily to lower sales volumes of byproducts. These decreases were offset partially by increases in sales volumes and net sales prices for LVL of 4% and 1%, respectively, resulting in increased sales of $3.1 million and $1.2 million, respectively. I-joists net sales prices were relatively flat compared with the prior year quarter.

For the nine months ended September 30, 2019, sales, including sales to our BMD segment, decreased $247.3 million, or 20%, to $978.9 million from $1,226.1 million for the same period in the prior year. The decrease in sales was driven primarily by lower sales prices and sales volumes for plywood of 26% and 7%, respectively, resulting in decreased sales of $95.2 million and $27.1 million, respectively. The lower sales volume for plywood was mostly due to weaker market conditions and downtime for facility capital improvements, as well as the sale of the Moncure plywood facility on March 1, 2019. In addition, sales volumes for I-joists and LVL decreased 10% and 4%, respectively, resulting in decreased sales of $23.7 million and $9.5 million, respectively. The decrease in sales was also attributable to lower sales volumes of lumber and particleboard of $36.3 million and $31.6 million, respectively, due to the sale or closure of three lumber mills and our particleboard plant during 2018. The remaining decreases were due primarily to lower sales volumes of byproducts. These decreases were offset partially by increases in net sales prices for LVL and I-joists of 4% each, resulting in increased sales of $10.3 million and $8.9 million, respectively.

Building Materials Distribution.  Sales decreased $13.7 million, or 1%, to $1,145.6 million for the three months ended September 30, 2019, from $1,159.3 million for the three months ended September 30, 2018. Compared with the same quarter in the prior year, the overall decrease in sales was driven by a sales price decrease of 11%, offset partially by a sales volume increase of 10%. Excluding the impact of the acquisition of wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio during 2018, and the Birmingham, Alabama acquisition in 2019 (the "BMD Acquisitions"), BMD sales would have decreased 4%. By product line, commodity sales decreased 16%, or $87.0 million; general line product sales increased 18%, or $68.7 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 2%, or $4.6 million.

During the nine months ended September 30, 2019, sales decreased $214.7 million, or 6%, to $3,150.8 million from $3,365.5 million for the same period in the prior year. Compared with the same period in the prior year, the overall decrease in sales was driven by a sales price decrease of 10%, offset partially by a sales volume increase of 4%. Excluding the impact of the BMD Acquisitions, BMD sales would have decreased 9%. By product line, commodity sales decreased 20%, or $331.4 million; general line product sales increased 10%, or $113.6 million; and sales of EWP increased less than 1%, or $3.1 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $84.1 million, or 7%, to $1,078.9 million for the three months ended September 30, 2019, compared with $1,163.0 million during the same period in the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of 36% and 12%, respectively, compared with third quarter 2018. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 110 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower commodity prices. However, the BMD segment MLO rate improved 280 basis points compared with the third quarter 2018 due primarily to improved margin percentages for our commodity product sales, driven by a stable commodity price environment in third quarter 2019 compared with the sharp decline in commodity prices during third quarter 2018. In addition, BMD sold a greater mix of general line and EWP products, which have higher margins than commodity products.

For the nine months ended September 30, 2019, materials, labor, and other operating expenses (excluding depreciation), decreased $340.3 million, or 10%, to $3,026.4 million, compared with $3,366.7 million in the same period in the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB and logs of 35% and 10%, respectively, compared with the first nine months of 2018. However, the MLO rate in our Wood Products segment increased by 220 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower commodity prices, compared with the first nine months of 2018. However, the BMD segment MLO rate improved 110 basis points compared with the first nine months of 2018 driven primarily by a greater mix of general line sales, which have higher margins than commodity products. In addition, margin percentages for our commodity product sales improved.

Depreciation and amortization expenses decreased $2.9 million, or 12%, to $21.0 million for the three months ended September 30, 2019, compared with $23.9 million during the same period in the prior year. For the nine months ended September 30, 2019, these expenses decreased $10.6 million, or 15%, to $59.6 million, compared with $70.3 million in the same period in the prior year. The decreases for both periods were due primarily to discontinued depreciation on certain manufacturing facilities curtailed and sold in the last 12 months, offset partially by incremental depreciation on capital expenditures.

Selling and distribution expenses increased $13.2 million, or 14%, to $106.6 million for the three months ended September 30, 2019, compared with $93.4 million during the same period in the prior year, due primarily to higher employee-related expenses and shipping and handling costs of $9.6 million and $2.0 million, respectively, driven by increased sales volumes in our BMD segment, which includes the impact of the BMD Acquisitions. The higher employee-related expenses in third quarter 2019 were also due to a downward true-up adjustment of estimated incentive compensation in third quarter 2018 as expectations of full-year financial results had declined significantly because of a sharp decline in commodity products pricing and the negative impact on our financial results. During the nine months ended September 30, 2019, selling and distribution expenses increased $18.9 million, or 7%, to $292.5 million, compared with $273.6 million during the same period in 2018, due primarily to higher employee-related expenses and shipping and handling costs of $10.5 million and $5.0 million, respectively, driven by increased sales volumes in our BMD segment, which includes the impact of the BMD Acquisitions.

General and administrative expenses increased $1.7 million, or 10%, to $18.6 million for the three months ended September 30, 2019, compared with $16.9 million for the same period in the prior year, primarily as a result of higher employee-related expenses. For the nine months ended September 30, 2019, general and administrative expenses decreased $0.7 million, or 1%, to $52.1 million, compared with $52.8 million during the same period in 2018, primarily as a result of lower incentive compensation expenses, offset partially by base compensation increases.

For the three and nine months ended September 30, 2019, other (income) expense, net, was $0.4 million and $0.6 million, respectively, of income. Other (income) expense, net, was $10.9 million and $9.8 million, respectively, of expense for the three and nine months ended September 30, 2018, which included impairment and sales related losses of $11.0 million upon classifying certain Wood Products facilities in Northeast Oregon as held for sale (Impairment Loss). For additional information, see Note 6, Sale of Manufacturing Facilities, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income From Operations

Income from operations increased $14.4 million to $44.9 million for the three months ended September 30, 2019, compared with $30.5 million for the three months ended September 30, 2018. Income from operations decreased $44.6 million to $111.7 million for the nine months ended September 30, 2019, compared with $156.3 million for the nine months ended September 30, 2018.

Wood Products.  Segment income increased $1.7 million to $15.6 million for the three months ended September 30, 2019, compared with $13.9 million for the three months ended September 30, 2018. Excluding the Impairment Loss in third quarter 2018, segment income decreased due to lower sales prices of plywood, offset partially by lower costs of OSB (used in the manufacture of I-joists) and logs, as well as lower employee-related expenses. In addition, depreciation and amortization expense decreased $3.5 million due primarily to discontinued depreciation on manufacturing facilities curtailed and sold in the last 12 months.

For the nine months ended September 30, 2019, segment income decreased $30.4 million to $46.1 million from $76.5 million for the nine months ended September 30, 2018. The decrease in segment income was due primarily to lower sales prices of plywood and lower sales volumes of EWP and plywood, as well as higher per-unit conversion costs. These decreases were offset partially by higher net EWP sales prices and lower costs of OSB and logs, as well as lower employee-related expenses. In addition, depreciation and amortization expense decreased $12.6 million due primarily to discontinued depreciation on manufacturing facilities curtailed and sold in the last 12 months.

Building Materials Distribution.  Segment income increased $15.2 million to $38.7 million for the three months ended September 30, 2019, from $23.5 million for the three months ended September 30, 2018. The increase in segment income was driven primarily by a gross margin increase of $30.3 million, resulting from improved gross margins on commodity products and higher sales of general line products compared with third quarter 2018. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $13.3 million and $1.6 million, respectively.

For the nine months ended September 30, 2019, segment income decreased $13.6 million to $90.0 million from $103.6 million for the nine months ended September 30, 2018. The decline in segment income was driven primarily by increased selling and distribution expenses and depreciation and amortization of $20.9 million and $2.1 million, respectively. The higher expenses were offset partially by a gross margin increase of $9.7 million, resulting from increased general line sales offset partially by lower margins on commodity products compared with the first nine months of 2018.

Corporate and Other.  Unallocated corporate expenses increased $2.4 million to $9.4 million for the three months ended September 30, 2019, from $7.0 million for the three months ended September 30, 2018. The increase was primarily due to higher employee-related expenses and other professional service expenses. For the nine months ended September 30, 2019, unallocated corporate expenses increased $0.6 million to $24.4 million from $23.8 million for the nine months ended September 30, 2018, primarily due to higher professional service expenses.

Other

Pension expense (excluding service costs). On September 30, 2019, we transferred $19.8 million of our qualified defined benefit pension plan (Pension Plan) assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately 10% of our U.S. qualified pension plan projected benefit obligations at the time of the transaction. As a result of the transaction, we recognized a non-cash settlement charge of $1.3 million in third quarter 2019.

On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our Pension Plan assets to Prudential for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments of the related transferred Pension Plan obligations. As a result of the transactions, we recognized non-cash pension settlement charges of $12.0 million and $11.3 million, respectively, in second and third quarters 2018.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and nine months ended September 30, 2019, we recorded $9.7 million and $22.6 million, respectively of income tax expense and had an effective rate of 26.2% and 25.4%, respectively. During the three and nine months ended September 30, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three months ended September 30, 2018, we recorded $0.8 million of income tax benefit on $13.0 million of income before taxes, resulting in a negative effective rate of 6.2%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up, including the remeasurement of deferred income taxes to the new federal statutory rate of 21%, offset partially by the effect of state taxes. The remeasurement of deferred income taxes included a $3.8 million discrete tax benefit, which mostly related to a $20.0 million discretionary pension contribution made during the period, for which we received a tax deduction at the 2017 federal income tax rate. For the nine months ended September 30, 2018, we recorded $22.8 million of income tax expense and had an effective rate of 19.7%. The primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the 2017 return to provision true-up on the remeasurement of deferred income taxes to the federal statutory rate of 21% and the excess tax benefits of vested share-based payment awards, offset partially by the effect of state taxes.

Liquidity and Capital Resources

We ended third quarter 2019 with $306.4 million of cash and cash equivalents and $440.3 million of debt. At September 30, 2019, we had $671.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $114.8 million of cash during the nine months ended September 30, 2019, as cash provided by operations was offset partially by capital spending, acquisition funding, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the nine month comparative periods are noted below.

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

	Nine Months Ended September 30
	2019	2018
	(thousands)
Net cash provided by operations	$194,750	$119,821
Net cash used for investment	(64,788)	(64,402)
Net cash used for financing	(15,190)	(51,217)

Operating Activities

For the nine months ended September 30, 2019, our operating activities generated $194.8 million of cash, compared with $119.8 million of cash generated in the same period in 2018. The $74.9 million increase in cash provided by operations was due primarily to a decrease in working capital of $30.0 million during the nine months ended September 30, 2019, compared with a $71.9 million increase for the same period in the prior year. In addition, during the nine months ended September 30, 2019, cash paid for taxes, net of refunds received, decreased $21.5 million and pension contributions decreased $20.2 million. These increases were offset partially by a decline in income from operations. See "Our Operating Results" in this

Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The decrease in working capital during the nine months ended September 30, 2019, was primarily attributable to higher accounts payable and decreased inventories, offset partially by higher receivables. The increase in working capital during the nine months ended September 30, 2018 was primarily attributable to seasonally higher inventories and receivables, offset partially by an increase in accounts payable. The increase in accounts payable and accrued liabilities provided $66.1 million of cash during the nine months ended September 30, 2019, compared with $83.2 million in the same period a year ago. For our Building Materials Distribution segment, extended terms offered by major vendors led to the increase in accounts payable during both periods. The increase in accounts payable during the nine months ended September 30, 2019, was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during the period and lower incentive compensation accruals for 2019. During the nine months ended September 30, 2019, inventories decreased, as inventory in our Building Materials Distribution segment did not increase at the same rate as the comparative prior year period as a result of weaker commodity pricing in 2019, and as inventory levels at the end of 2018 were seasonally higher than normal with slower sales in the second half of 2018 due to slower housing activity and declining commodity prices. In both periods, the increases in receivables were driven by increased sales of approximately 36% and 17%, respectively, comparing sales for the months of September 2019 and 2018 with sales for the months of December 2018 and 2017.

Investment Activities

During the nine months ended September 30, 2019 and 2018, we used $53.2 million and $47.7 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. In addition, during the nine months ended September 30, 2019 and 2018, we used $15.7 million and $17.5 million for acquisitions. For the nine months ended September 30, 2019, we received asset sale proceeds of $2.5 million from the sale of a hardwood plywood facility located in Moncure, North Carolina. For additional information related to the acquisition of the distribution facility and the sale of our manufacturing facility, see the discussion in Note 5, Acquisition, and Note 6, Sale of Manufacturing Facilities, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Excluding acquisitions, we expect capital expenditures in 2019 to total approximately $85 million to $95 million. This includes spending to improve the efficiency of our veneer production at our Chester, South Carolina, and Florien, Louisiana, facilities. As of September 30, 2019, the veneer production project at the Chester, South Carolina, facility is complete.

Financing Activities

During the nine months ended September 30, 2019, our financing activities used $15.2 million of cash, including $11.1 million for common stock dividend payments and $3.6 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2019, we also borrowed $5.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At September 30, 2019, we had no borrowings outstanding under the revolving credit facility.

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

Off-Balance-Sheet Activities

At September 30, 2019, and December 31, 2018, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2018 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2019, there have been no material changes to the guarantees disclosed in our 2018 Form 10-K.

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

Employees

As of November 3, 2019, we had approximately 5,940 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of November 3, 2019, we had eight collective bargaining agreements. Three agreements, covering approximately 470 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2020. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. In addition, the ongoing recovery in the U.S. economy and our industry, when coupled with low unemployment rates, has made it difficult to acquire and retain the skilled labor necessary to successfully operate our facilities. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2019, there have been no material changes to financial market risks disclosed in our 2018 Form 10-K.

Environmental

As of September 30, 2019, there have been no material changes to environmental issues disclosed in our 2018 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. At September 30, 2019, there have been no material changes to our critical accounting estimates from those disclosed in our 2018 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Form 10-K. As of September 30, 2019, there have been no material changes in our exposure to market risk from those disclosed in our 2018 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of September 30, 2019, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. To the extent that long-lived assets, goodwill, and/or intangible assets do not provide the future economic benefit we expect, it may result in noncash impairment charges. These noncash impairment charges could have a material impact on our results of operations in the period in which these charges are recognized.

Future events or circumstances such as declines in single-family housing starts, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in noncash impairment charges in the future with respect to the book value of certain assets and past investments we have made.

For additional information and a discussion regarding the impact of impairment of long-lived assets on our results of operations and financial condition, see "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2019

Number	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  November 6, 2019