Form 10-K
period 2019-12-31
BOISE CASCADE Co
filed 2020-02-24
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $1,084 million.

There were 38,987,515 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•	The highly competitive nature of our industry;

•	Labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	The need to successfully formulate and implement succession plans for key members of our management team;

•	Material disruptions and/or major equipment failure at our manufacturing facilities;

•	Disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	Concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•	Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•	Cost and availability of raw materials, including wood fiber and glues and resins;

•	Cost of compliance with government regulations, in particular environmental regulations;

•	Our ability to successfully and efficiently complete and integrate acquisitions;

•	Declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	Impairment of our long-lived assets, goodwill, and/or intangible assets;

•	Substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•	The cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•	Exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	The impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements;

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

PART I

ITEM 1.    BUSINESS

Boise Cascade is one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading U.S. wholesale distributor of building products. As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Our operations began on October 29, 2004, when we acquired the forest products assets of OfficeMax, Incorporated. We completed an initial public offering of our common stock on February 11, 2013.

Our Purpose and Values

Purpose

As a leading manufacturer and distributor of building materials, we bring people, products, and services together to build strong homes, businesses, and communities that stand the test of time.

Our Shared Values

At Boise Cascade, we truly care about relationships with our teammates, customers, suppliers, shareholders, and the communities where we operate. We approach the way we do business with these core values:

•
Integrity - We are our word. Integrity goes beyond the lasting structural strength of our products; it is our uncompromising commitment to do the right thing. We nurture long-term relationships every day, in everything we do.

•
Safety - We each have the responsibility for our own safety and the safety of those around us, both at work and at home. Together, we strive to create an injury-free environment by identifying risks, eliminating hazards, and requiring safe behaviors.

•
Respect - We cultivate a climate of mutual respect, camaraderie, and teamwork. We welcome diverse backgrounds, views, and skills because we believe it results in stronger teams, inspired solutions, and greater agility as an organization.

•
Pursuit of Excellence - We are committed to the continuous improvement of people, processes, and the quality of products that we deliver. We apply best practices in our environmental management and forest stewardship. We all have the autonomy to apply our knowledge and experience to solve problems, make decisions, and implement new ideas to drive sustainable results.

Segment Overview

              Our two reportable segments, Wood Products and Building Materials Distribution, operate with a high degree of vertical integration. In our Wood Products segment, we manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. In addition, we manufacture structural, appearance, and industrial plywood panels. Our Building Materials Distribution segment (BMD) is the largest customer of our Wood Products segment, and operates a nationwide network of distribution facilities that sell a broad line of building materials, including oriented strand board (OSB), plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Substantially all of BMD's EWP is sourced from our Wood Products segment, with the remaining products we distribute sourced from a vendor base of approximately 1,000 third-party suppliers ranging from large manufacturers to small regional producers.

Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of national and local customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Drivers of new residential construction, residential repair-and-remodeling activity, and light commercial construction include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth and migration, interest rates, employment, and consumer sentiment.

The map below presents our nationwide network of manufacturing and distribution facilities.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
WV
GA
FL
SC
NC
VA
PA
MD
DC
DE
NJ
NY
CT
RI
MA
VT
NH
ME
Headquarters
EWP Manufacturing Facilities (6)
Plywood / Veneer Manufacturing Facilities (8)
Lumber Manufacturing Facilities (2)
BMD Facilities (38)
Component Manufacturing Plant (1)

Our Business Strategies

Increase Both Our Earnings and Earnings Stability

We intend to increase both our earnings and earnings stability by growing our EWP sales and expanding our distribution capabilities. In Wood Products, we are focused on the production of veneer-based products. We have grown our EWP sales and thereby diverted more of our internally produced veneer away from plywood, which is a product line exposed to oriented strand board substitution and significant price volatility. In addition, we have divested of assets that we considered to be non-strategic or where we believed we were unlikely to generate a sufficient return on invested capital in the future. In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or opening new locations in under-served markets, and identifying and executing upon adjacent distribution platforms that can be scaled.

The change in our sales mix by segment over time from reducing our product mix in Wood Products and expanding our BMD distribution capabilities is illustrated below.

Wood Products' change in sales mix by product line over time is illustrated below.

The charts below illustrate our growth in EWP and how we have transitioned more of our veneer usage to support our EWP growth.

In BMD, we have grown by adding products and services, expanding our market presence via acquisition or start-up of new locations, and by identifying and executing upon adjacent distribution platforms. BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. The chart below reflects BMD's sales mix by product for the year ended December 31, 2019.

BMD's growth in sales dollars and sales per U.S. housing start are reflected in the chart below.

A map of BMD's distribution locations is shown below. The red stars are BMD's locations, the size of the circles indicate the level of residential construction activity in that trade area (Core-Based Statistical Area or CBSA), and the color of the circles indicate how close our distribution centers are to each major trade area. During 2018 and 2019, we acquired wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, Cincinnati, Ohio, and Birmingham, Alabama. In addition, we opened a new distribution center in St. Louis, Missouri, during 2017.

WOODINVILLE
SPOKANE
YAKIMA
VANCOUVER
BILLINGS
MEDFORD
BOISE
IDAHO FALLS
MINNEAPOLIS
PORTSMOUTH
WESTFIELD
DETROIT
PITTSBURGH
DELANCO
CHICAGO
SALT LAKE CITY
MARION
BALTIMORE
LATHROP
GRAND JUNCTION
DENVER
CINCINNATI
KANSAS CITY
SAINT LOUIS
GREENSBORO
NASHVILLE
TULSA
RIVERSIDE
ALBUQUERQUE
MEMPHIS
ATLANTA
PHOENIX
BIRMINGHAM
DALLAS
MILTON
ORLANDO
HOUSTON
POMPANO
Boise Cascade BMD: Housing Starts by CBSA
CBSAs presented comprise 66% of total starts.
2020 Total Forecasted Housing Starts
> 4.5k to <= 8.0k
<= 18k
<= 25k
<= 40k
> 40k
Distance from Branch
<= 100 Miles
> 100 Miles
Housing starts forecast from Dodge.

Leverage our Integrated Model

We believe our vertically-integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. Wood Products enjoys superior access to the market through a committed distributor, BMD benefits from a committed manufacturing partnership, and we capture margin at both levels of the supply chain. From 2015 to 2019, Wood Products sales volumes of EWP to BMD grew from 66% to 77%, and plywood sales volumes to BMD grew from 26% to 32%. The chart below reflects the progress we have made in distributing internally produced products through our distribution network.

Drive Operational Excellence

In Wood Products, we use process improvement and machine reliability methodologies to continuously refine and improve our operations and processes. We believe there are opportunities to further apply these process improvement programs in our manufacturing operations and apply similar techniques and methods to different functional areas to realize efficiencies in those areas.

In BMD, we believe our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. In order to assess the effectiveness and efficiency of our operations, we regularly capture and report upon a wide variety of investment, operational, and customer service metrics. Key learnings and best practices are then leveraged across our distribution locations.

Accelerate Pace of Innovation, Digital Technology, and Diversity & Inclusion

The Company is actively pursuing additional initiatives that we believe will provide further avenues for revenue and earnings growth:

Innovation - We are actively evaluating product development opportunities in our Wood Products segment. These opportunities could include the development of new products for either new residential construction or commercial construction applications. The commercial construction segment is a particular area of focus for us given we have limited penetration in that space today, and recent changes in building codes that allow for the use of mass timber in tall wood structures provide further opportunity.

Digital Technology - Like many companies, we use multiple systems to manage our business. This can mean that critical business data is not in one central and easily accessible location. As such, we have undertaken a project that will bring much of our primary business data into a single repository that, when combined with a robust reporting engine, will allow us to quickly access and analyze the information. Ultimately, we expect the project to result in the development of business use cases that will provide revenue generating, cost reducing, and risk mitigating opportunities.

Diversity & Inclusion - Human capital management and our ability to attract, develop, and retain talent has been, and will continue to be, key to the execution of our strategic objectives. In alignment with our core values, we strive to cultivate a climate of mutual respect, camaraderie, and teamwork. We welcome diverse backgrounds, views, and skills because we believe it results in stronger teams, inspired solutions, greater agility as an organization, and ultimately a more sustainable and profitable business model over time. At the same time, we also recognize that shifting demographics, a changing talent market, and a competitive business environment make a compelling case for us to be even more intentional in creating a diverse and inclusive work environment. As such, the Company has placed additional focus on diversity and inclusion to develop an iterative framework of education, strategy development, and implementation that will be shared with all levels of our organization.

Segment Detail

Wood Products

Products

LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber joists. Plywood is used in a wide range of structural, interior, and exterior applications within the residential, industrial, and repair and remodel sectors. We also produce ponderosa pine shop lumber which is sold primarily to industrial converters, and ponderosa pine appearance grade boards that are sold to home centers and retail lumber yards.
In November 2018, we sold two lumber mills and a particleboard plant located in Northeast Oregon, consistent with our strategy to focus on veneer-based manufacturing. As a result, we no longer produce particleboard. In addition, we sold a hardwood plywood facility located in Moncure, North Carolina (the Moncure Sale) in March 2019. Moncure was our only hardwood plywood facility and was no longer integrated with our EWP system upon the Roxboro LVL closure noted below. For additional information, see Note 7, Sale of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.
The following table sets forth the annual capacity and production of our principal products for the periods indicated:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(millions)
Capacity (a)
LVL (cubic feet) (b)(c)	34.0	33.5	35.5	34.5	28.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (d)(e)	2,230	2,440	2,440	2,400	2,385

Production
LVL (cubic feet) (b)	25.6	27.6	26.2	23.9	20.1
I‑joists (equivalent lineal feet) (b)	215	253	228	225	198
Plywood and PLV (sq. ft.) (3/8" basis) (d)	1,668	1,822	1,828	1,852	1,951
_______________________________________

(a)	Estimated annual capacity at the end of each year.

(b)	During the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)
In March 2016, we purchased two EWP facilities, one in Thorsby, Alabama, and one in Roxboro, North Carolina. Thorsby LVL capacity is estimated at 4.0 million cubic feet. We ceased LVL production at Roxboro in November 2018, prior to which its estimated annual capacity was 2.0 million cubic feet. For additional information regarding the Roxboro LVL curtailment, see Note

6, Curtailment of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)	Approximately 23%, 24%, 22%, 21%, and 18%, respectively, of production in 2019, 2018, 2017, 2016, and 2015 was for PLV panels that are utilized internally to produce LVL.

(e)	The years 2015-2018 include 135 million square feet of plywood capacity related to the Moncure facility that was sold in March 2019.

The following table sets forth segment sales, segment income (loss), depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(millions)
Segment sales (a)	$1,275.2	$1,533.3	$1,373.8	$1,280.4	$1,282.1

Segment income (loss) (b) (c)	$54.2	$(10.0)	$53.6	$25.9	$64.2
Segment depreciation and amortization (c)	57.7	127.0	63.1	57.5	43.3
Segment EBITDA (b) (d)	$111.9	$117.0	$116.7	$83.5	$107.5
_______________________________________

(a)	Segment sales are calculated before elimination of sales to our Building Materials Distribution segment.

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

(c)
The year ended December 31, 2018 includes $55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the Roxboro LVL curtailment in November 2018. For additional information regarding the Roxboro LVL curtailment, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Segment EBITDA is calculated as segment income (loss) before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Wood Products segment operates six EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate eight plywood and veneer plants, as well as two sawmills.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2019, wood fiber accounted for approximately 40% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 79% of our wood fiber costs during 2019, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

Approximately 80% of our log supply in 2019 was supplied through purchases from private land owners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

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
The cost of logs is correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with the increase in product prices driving increases in log costs. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs. Prices for logs have been historically cyclical in response to changes in domestic and foreign demand and supply. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to arrange for harvesting and delivery of the logs we purchase from the source to our facilities.
Demand for dimension lumber has a strong influence on log pricing, as the dimension lumber industry is the largest consumer of logs. Historically, the level of foreign demand for log exports from the western U.S. has fluctuated based on economic activity in China and other Pacific Rim countries, currency exchange rates, tariffs, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities. Log costs in the western U.S. have historically been more volatile due to foreign demand for log exports. In addition, per-unit log costs in the western U.S. are higher than per-unit log costs in the southern U.S. due to higher harvest and delivery costs, as well as various supply-side constraints, including seasonal weather-related restrictions, slower growth cycles, and a higher proportion of federal and state timberland ownership.
           We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

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

Sales, Marketing, and Distribution

Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force spends a significant amount of time working with end customers who purchase our EWP. Our sales force provides a variety of technical support services, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems. Sales of plywood are managed centrally from our headquarters.
In 2019, EWP and plywood, accounted for 57% and 30%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 60% of our Wood Products segment's overall sales in 2019. In 2019, 77% and 32%, of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our Building Materials Distribution segment.

The following table lists sales volumes for our principal wood products for the periods indicated:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(millions)
Laminated veneer lumber (LVL) (cubic feet) (a)	17.9	17.7	17.3	16.3	13.1
I-joists (equivalent lineal feet)	227	237	235	226	201
Plywood (sq. ft.) (3/8" basis) (b)	1,337	1,423	1,458	1,507	1,635
_______________________________________

(a)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(b)    Excludes PLV produced and used in the manufacture of LVL.

Building Materials Distribution

Products

We sell a broad line of building materials; including OSB, plywood, and lumber (collectively commodities), general line items such as siding, composite decking, doors, metal products, insulation, and roofing, and EWP. Except for EWP, we purchase most of these building materials from a vendor base of approximately 1,000 third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, and Louisiana-Pacific Corporation, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(percentage of Building Materials Distribution sales)
Commodity	41.7%	48.3%	47.9%	46.6%	46.5%
General line	38.2%	33.1%	33.6%	35.4%	35.9%
Engineered wood products	20.1%	18.6%	18.5%	18.0%	17.6%

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(millions)
Segment sales	$4,137.7	$4,287.7	$3,773.8	$3,227.2	$2,891.3

Segment income	$116.2	$112.5	$116.8	$84.4	$60.8
Segment depreciation and amortization	20.8	18.3	15.5	13.8	11.9
Segment EBITDA (a)	$137.0	$130.8	$132.3	$98.1	$72.7
_______________________________________

(a)
Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Building Materials Distribution segment operates a nationwide network of 38 building materials distribution facilities throughout the U.S. and also operates a single component manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. During 2018 and 2019, we acquired wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, Cincinnati, Ohio, and Birmingham, Alabama. These locations complement our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within those markets. For further discussion on acquisitions, see Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.
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
We sell products through two primary distribution channels: warehouse sales and direct sales. Warehouse sales are delivered from our distribution centers to our customers and direct sales are shipped from the manufacturer to the customer without us taking physical possession of inventory. Each of our distribution centers implements its own distribution and logistics model using centralized information systems. We use internal and external trucking resources to deliver materials on a regularly scheduled basis. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital.
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
We regularly evaluate opportunities to introduce new products. Broadening our product offering helps us serve as a one-stop resource for building materials, which we believe improves our customers' purchasing and operating efficiencies. The introduction of new products is primarily driven by customer demand or product extensions originating from our vendors. We believe our long-standing customer and vendor relationships allow us to respond to customer feedback and introduce new products more rapidly. Broadening our product offering also helps us drive additional products through our distribution system, thereby increasing our scale and efficiency.
Customers

We maintain relationships with a broad customer base across multiple market segments and various end markets. For the year ended December 31, 2019, our top ten customers represented approximately 40% of our sales, with no customer accounting for 10% or more of total sales. At December 31, 2019, receivables from Home Depot and Builders FirstSource accounted for approximately 12% and 14%, respectively, of total receivables. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments and substantially all sales to Builders FirstSource were recorded in our Building Material Distribution segment. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.

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
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, OrePac, U.S. Lumber Group, and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. Proximity to customers is also an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain products from our suppliers and sell to our customers.
We also present information pertaining to our segments, including product sales and customer concentration, in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Employees

As of February 9, 2020, we had approximately 6,010 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of February 9, 2020, we had ten collective bargaining agreements. For discussion of risks related to labor disruptions and increased labor costs, refer to "Item 1A. Risk Factors" of this Form 10-K.

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

Executive Officers and Key Management

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 14, 2020.

Name	Age	Position
Executive Officers:
Tom Corrick	64	Chief Executive Officer (retiring effective March 6, 2020)
Nate Jorgensen	55	Chief Operating Officer (CEO effective March 6, 2020)
Wayne Rancourt	57	Executive Vice President, Chief Financial Officer, and Treasurer
Mike Brown	58	Executive Vice President, Wood Products
Nick Stokes	62	Executive Vice President, Building Materials Distribution
Erin Nuxoll	60	Senior Vice President, Human Resources
Jill Twedt	40	Vice President, General Counsel and Secretary
Kelly Hibbs	53	Vice President and Controller
Key Management:
Rich Viola	62	Senior Vice President of Sales and Marketing, Building Materials Distribution
Frank Elfering	53	Vice President, General Manager Western Operations, Building Materials Distribution
Tom Hoffmann	61	Vice President of Purchasing, Building Materials Distribution
Robert Johnson	55	Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Chris Seymour	48	Vice President, Manufacturing Operations, Wood Products
Jeff Strom	52	Vice President, General Manager Eastern Operations, Building Materials Distribution

Tom Corrick, Chief Executive Officer (retiring effective March 6, 2020)

Mr. Corrick, our chief executive officer (CEO), has elected to retire from the company effective March 6, 2020. He was elected to the position of CEO March 6, 2015. Prior to his election as CEO, Mr. Corrick's previous positions with the company include:

•	Chief Operating Officer, November 2014 - March 2015

•	Executive Vice President, Wood Products, June 2014 - November 2014

•	Sr. Vice President, Wood Products, August 2012 - June 2014

•	Sr. Vice President, Engineered Wood Products, Wood Products, February 2011 - August 2012

Mr. Corrick received his bachelor's and master's degrees in Business Administration from Texas Christian University, Fort Worth, TX.

Nate Jorgensen, Chief Operating Officer (CEO effective March 6, 2020)
Mr. Jorgensen will become the company's CEO effective March 6, 2020. He is currently chief operating officer, to which position he was elected in January 2019. His previous positions include:

•	Senior Vice President of Engineered Wood Products, Wood Products, November 2017 - January 2019

•	Vice President of Engineered Wood Products, Wood Products, February 2016 - November 2017

•	Engineered Wood Products Marketing Manager, Wood Products, Boise Cascade Company, June 2015 - February 2016

•	Prior employment with Weyerhaeuser Company, a New York Stock Exchange-listed timberlands and wood products company, as Vice President of Weyerhaeuser Distribution, February 2011 - June 2015

Mr. Jorgensen received a bachelor's degree in Civil and Environmental Engineering from the University of Wisconsin and also attended the Tuck School of Business Executive Education Program, Dartmouth College, Hanover, NH.

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

Mike Brown, Executive Vice President, Wood Products

Mr. Brown was elected executive vice president, Wood Products, in January 2019. His previous positions with the company include:

•	Senior Vice President of Operations, Wood Products, November 2017 - January 2019

•	Vice President of Operations, Wood Products, February 2016 - November 2017

•	Manufacturing Operations Manager, Wood Products, November 2014 - February 2016

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

Jill Twedt, Vice President, General Counsel and Secretary

Ms. Twedt was elected vice president, general counsel, and secretary in January 2019. Her previous positions include:

•	Vice President, Legal and Secretary, August 2017 - January 2019

•	Associate General Counsel, July 2007 - August 2017

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

Mr. Viola received a bachelor's degree in Marketing from Northeastern University, Boston, MA.

Frank Elfering, Vice President, General Manager Western Operations, Building Materials Distribution

Mr. Elfering became our vice president and general manager of western operations, Building Materials Distribution, in May 2019. His previous positions with the company include:

•	Vice President of Purchasing, Building Materials Distribution, October 2013 - May 2019

•	Purchasing Manager, Building Materials Distribution, July 2013 - October 2013

Mr. Elfering received a bachelor's degree in Marketing from Oregon State University, Corvallis, OR.

Tom Hoffmann, Vice President of Purchasing, Buildings Materials Distribution

Mr. Hoffmann became our vice president of purchasing, Building Materials Distribution, in May 2019. His previous positions with the company include:

•	Vice President of Operations, Building Materials Distribution, October 2016 - May 2019

•	Division Operations Manager, Building Materials Distribution, September 2015 - October 2016

•	Pacific Region Manager, Building Materials Distribution, November 2006 - September 2015

Mr. Hoffmann received a bachelor's degree in Business from the University of Idaho, Moscow, ID, with an emphasis in marketing and management.

Robert Johnson, Vice President, Engineered Wood Products Sales & Marketing, Wood Products

Mr. Johnson became our vice president of engineered wood products sales and marketing, Wood Products, in January 2020. His previous positions with the company include:

•	Director of Engineered Wood Products, March 2019 - January 2020

•	Region Manager, Wood Products, February 2016 - March 2019

•	Business Optimization Manager, Wood Products, March 2015 - February 2016

•	Business Optimization Engineer, Wood Products, October 2014 - March 2015

Mr. Johnson received a bachelor’s degree in Finance from the University of Oregon, Eugene, OR.

Chris Seymour, Vice President, Manufacturing Operations, Wood Products

Mr. Seymour became our vice president of manufacturing operations, Wood Products, in January 2020. His previous positions with the company include:

•	Director of Operations, Wood Products, February 2019 - January 2020

•	Operations Manager, Wood Products, November 2017 - February 2019

•	Area Manager, Wood Products, February 2015 - November 2017

Mr. Seymour received a bachelor’s degree in Business Administration and a master’s degree in Wood Science from West Virginia University, Morgantown, WV.

Jeff Strom, Vice President, General Manager Eastern Operations, Building Materials Distribution

Mr. Strom became our vice president and general manager of eastern operations, Building Materials Distribution, in January 2020. His previous positions with the company include:

•	General Manager, Eastern Region, Building Materials Distribution, May 2019 - January 2020

•	Region Manager, Building Materials Distribution, November 2015 - May 2019

•	Branch Manager, Building Materials Distribution, September 2008 - November 2015

Mr. Strom received a bachelor’s degree in Management from the Georgia Institute of Technology, Atlanta, GA.

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

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S. and, to a lesser extent, residential repair-and-remodeling activity and light commercial construction. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability, unemployment levels, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, the size of new single-family residences as well as the mix of single and multi-family starts influences product consumption. For example, I-joist consumption per housing start has trended modestly downward in recent years which we believe is due to decreases in the median home size and an increasing proportion of slab on grade new home construction.

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. New LVL capacity in the southeastern United States came on-line in late 2019, which we expect will add competitive volume and pricing pressure to the LVL marketplace. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America.
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
As of February 9, 2020, we had approximately 6,010 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of February 9, 2020, we had ten collective bargaining agreements. Five agreements, covering approximately 450 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2020. Another agreement, covering approximately 35 employees at our Vancouver BMD facility, is set to expire on December 31, 2020. If these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.
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
Because approximately 60% of our Wood Products sales in 2019 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
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
For the year ended December 31, 2019, our top ten customers represented approximately 40% of our sales. At December 31, 2019, receivables from two customers accounted for approximately 12% and 14% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
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
Our ability to offer a wide variety of products to our Building Materials Distribution customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. In most instances, the commodity products we sell are obtainable from various sources and in sufficient quantities with our customers purchasing decision focused primarily on price and availability. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers purchasing decision. In addition, in many instances we have agreements with our suppliers, but these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
Our manufacturing operations may have difficulty obtaining wood fiber at favorable prices or at all.
Wood fiber is our principal raw material, which accounted for approximately 40% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. Our primary source of wood fiber is logs. Log prices have been cyclical historically in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
In our Pacific Northwest operations, a substantial portion of our logs are purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect log and fiber supply from both government and private lands. Availability of harvested logs and fiber may be further limited by fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. Changes in global climate conditions could amplify one or more of these factors. If we are unable to negotiate purchases for our log requirements in a particular region to satisfy our log needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.
We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

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
Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. Enactment of new environmental laws or regulations, including those aimed at addressing greenhouse gas emissions and climate change, or changes in existing laws or regulations might require us to make significant expenditures or restrict operations.
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
In addition, building code provisions have been implemented in certain jurisdictions to address concerns for firefighter safety related to the collapse of floors during residential fires. The I-joists that we manufacture are subject to this code change. As local jurisdictions adopt the new code, we may be competitively disadvantaged in houses that are built with ground floors over unfinished basements and could be subject to substitution by dimension lumber or other products.
Our long-lived assets, goodwill, and/or intangible assets may become impaired, which may require us to record non-cash impairment charges that could have a material impact on our results of operations.

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. To the extent that long-lived assets, goodwill, and/or intangible assets do not provide the future economic benefit we expect, it may result in non-cash impairment or accelerated depreciation charges. These non-cash impairments or accelerated depreciation charges could have a material impact on our results of operations in the period in which these charges are recognized.

Future events or circumstances such as declines in single-family housing starts, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to the book value of certain assets and past investments we have made.

For additional information and a discussion regarding the impact of impairment of long-lived assets and accelerated depreciation charges on our results of operations and financial condition, see Note 6, Curtailment of Manufacturing Facilities, and Note 7, Sale of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" and "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
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

In November 2017, our board of directors approved a dividend policy pursuant to which we have paid quarterly cash dividends to holders of our common stock. In addition to these quarterly dividends, we also paid supplemental dividends in September 2018 and December 2019. However, the future declaration and payment of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility, term loan, and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

The following is a list of our facilities by segment as of February 14, 2020. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 14, 2020:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	8	Louisiana (2), Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	6	Alabama, Louisiana, North Carolina, Oregon, Idaho, and Canada
Sawmills	2	Washington (2)

Building Materials Distribution

Our Building Materials Distribution business operates a nationwide network of 38 owned and leased warehouse facilities across the U.S. The total approximate square footage of our warehouse space is 4.6 million, of which 2.0 million square feet is owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD owns and operates a single component manufacturing plant.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 14, 2020, there were 38,987,515 shares of our common stock outstanding, held by 12 stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Performance Graph

The following graph compares the return on a $100 investment in our common stock on December 31, 2014, with a $100 investment also made on December 31, 2014, in the S&P SmallCap 600 Index and in our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., Universal Forest Products, Inc., Builders FirstSource, Inc., and Norbord Inc. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)	$100 invested in stock or index on December 31, 2014, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
We did not sell any unregistered securities from January 1, 2019, through December 31, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2019, there were 496,989 shares of common stock that may yet be purchased under the Program. We did not repurchase any shares of our common stock during the three months ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2019	2018 (a)(b)	2017 (b)	2016 (c)	2015
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$4,643	$4,995	$4,432	$3,911	$3,633
Net income	$81	$20	$83	$38	$52
Net income per common share – diluted	$2.06	$0.52	$2.12	$0.98	$1.33
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (d)	$212	$193	$223	$142	$158
Adjusted EBITDA (d)	$215	$193	$222	$153	$158
Cash dividends declared per common share (e)	$1.37	$1.30	$0.07	$—	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$285	$192	$177	$104	$184
Working capital, excluding cash and cash equivalents	$353	$424	$374	$344	$342
Total assets (f)	$1,693	$1,581	$1,607	$1,439	$1,249
Total long-term debt	$441	$439	$438	$438	$345
_______________________________________

(a)	The following items negatively impacted 2018 net income:

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

•
$55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

(c)	The following items impacted 2016 net income:

•	$8.5 million of income tax benefit primarily associated with the reversal of a valuation allowance on foreign deferred tax assets, net of other tax adjustments.

•	$14.3 million pre-tax loss on extinguishment of debt.

•	$3.9 million pre-tax settlement expense associated with voluntary lump-sum payments to pension plan participants.

At December 31, 2016, total assets include the EWP facilities located in Thorsby, Alabama, and Roxboro, North Carolina, we acquired in March 2016, for an aggregate purchase price of $215.9 million.

(d)    The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended December 31
	2019	2018	2017	2016	2015
	(millions)
Net income	$81	$20	$83	$38	$52
Interest expense	26	26	25	27	23
Interest income	(3)	(2)	(1)	—	—
Income tax provision	27	2	35	5	29
Depreciation and amortization	80	147	80	73	56
EBITDA	212	193	223	142	158
Change in fair value of interest rate swaps	3	(1)	(1)	(4)	—
Loss on extinguishment of debt	—	—	—	14	—
Adjusted EBITDA	$215	$193	$222	$153	$158

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

(e)
For more information regarding our dividends declared, including supplemental dividends of $1.00 per share of our common stock during each fourth quarter 2019 and third quarter 2018, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(f)
On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective transition method and used the effective date as our date of initial application. Consequently, leases for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. We recorded additional lease liabilities for operating leases of $72.4 million, with an offsetting increase to ROU assets of approximately $69.2 million as of January 1, 2019. For more information regarding our adoption of Topic 842, see Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Overview

Company Background

Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of approximately 5,000 customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood fiber procurement through distribution. During 2019, approximately 60% of our Wood Products segment sales, or approximately 77% and 32% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

We recorded income from operations of $136.5 million during the year ended December 31, 2019, compared with $72.0 million during the same period in the prior year. In our Wood Products segment, we recorded segment income of $54.2 million for the year ended December 31, 2019, compared to a segment loss of $10.0 million in 2018. The results in 2018 included $55.0 million of accelerated depreciation on assets at a permanently curtailed facility, as well as facility sale and curtailment related losses of $38.3 million. Excluding these losses, segment income decreased approximately $29 million due to lower sales prices of plywood, offset partially by lower wood fiber costs, particularly OSB (used in the manufacture of I-joists) and logs, as well as higher EWP prices. In addition, general and administrative expenses also decreased. In our BMD segment, income improved $3.7 million to $116.2 million for the year ended December 31, 2019, from $112.5 million for the year ended December 31, 2018, driven primarily by a gross margin increase of $37.0 million, resulting from higher sales of general line products and improved gross margins on commodity products compared with 2018. The majority of the improvement in gross margins was offset by increased selling and distribution expenses and depreciation and amortization of $29.3 million and $2.5 million, respectively. These changes are discussed further in "Our Operating Results" below.

We ended 2019 with $285.2 million of cash and cash equivalents and $440.5 million of debt. At December 31, 2019, we had $336.7 million of unused committed bank line availability. We generated $93.6 million of cash during the year ended December 31, 2019, as cash provided by operations was offset partially by capital spending, funding the acquisition of a wholesale building materials distribution location in Birmingham, Alabama, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

As of February 2020, the Blue Chip Economic Indicators consensus forecast for 2020 single- and multi-family housing starts in the U.S. was approximately 1.34 million units, compared with actual housing starts of 1.29 million in 2019 and 1.25 million in 2018, as reported by the U.S. Census Bureau. Although we believe U.S. demographics are supportive of higher levels of housing starts, we expect only modest near-term residential construction growth due to constraints faced by builders, such as availability of labor and building lots, as well as affordability constraints faced by prospective buyers. The pace of household formation rates and residential repair-and-remodeling activity will be affected by employment growth, wage growth, prospective home buyers' access to and cost of financing, housing affordability, and consumer confidence, as well as other factors. Household formation rates in turn will be a key factor behind the demand for new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption. We will continue to manage our production levels to our sales demand.

As both a manufacturer and a distributor, our 2019 financial results were impacted by lower lumber, OSB, and plywood pricing compared to pricing in 2018. Additional industry capacity brought on in 2018, and more plywood imports from South America, when coupled with a generally flat residential construction activity, led to supply and demand imbalances. Commodity wood product pricing during 2020 will be a key driver of our financial results and will be dependent on industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

On February 20, 2020, we made a decision to permanently curtail I-joist production at our Roxboro, North Carolina facility by March 31, 2020. Across our industry, I-joist consumption per housing start has trended downward in recent years which we believe is due to decreases in the median home size and an increasing proportion of slab on grade new home construction. Because Roxboro is a higher cost facility and we have additional available I-joist capacity at our Alexandria, Louisiana facility, we plan to permanently curtail Roxboro I-joist production. We do not anticipate any impact on our customers. We expect to record approximately $18 million of charges during first quarter 2020, substantially all of which will be to fully depreciate the curtailed I-joist production assets.

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

The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average price changes, 2018 was a year of exceptional price volatility when compared to historical results over the last eight years as both composite panel and composite lumber prices experienced the largest difference between high and low price levels within a calendar year, with sharp increases in the first half of the year followed by significant declines in the back half of the year.

	Year Ended December 31
	2019 versus 2018	2018 versus 2017	2017 versus 2016
Increase (decrease) in composite panel prices	(27)%	10%	18%
Increase (decrease) in Western Fir plywood prices	(16)%	19%	12%
Increase (decrease) in Southern Pine plywood prices	(18)%	14%	10%
Increase (decrease) in OSB prices	(38)%	—%	32%
Increase (decrease) in composite lumber prices	(23)%	12%	19%

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

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. New LVL capacity in the southeastern United States came on-line in late 2019, which we expect will add competitive volume and pricing pressure to the LVL marketplace. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America.

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

Cost and Availability of Raw Materials

Our principal raw material is wood fiber, which accounted for approximately 40% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2019. Logs comprised approximately 79% of our wood fiber costs during 2019, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions conducted by federal, state, and local authorities.

The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2019 versus 2018	2018 versus 2017	2017 versus 2016
Increase (decrease) in per-unit log costs	(10)%	13%	3%

The cost of logs is correlated with prevailing product prices for building materials and manufacturers' expectations for future product prices, with an increase in product prices driving increases in log costs. Generally, increases in the cost of logs lag product price increases, as improved manufacturer profitability often leads to increased demand for logs. Prices for logs have been historically cyclical in response to changes in domestic and foreign demand and supply. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to arrange for harvesting and delivery of the logs we purchase from the source to our facilities.

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

We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to significantly higher costs of our I-joist production.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

We also use various resins and glues in our manufacturing processes, which accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31
	2019	2018	2017
	(millions)
Sales	$4,643.4	$4,995.3	$4,432.0

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,965.8	4,307.6	3,819.6
Depreciation and amortization	80.1	146.8	80.4
Selling and distribution expenses	390.7	363.1	327.2
General and administrative expenses	71.1	68.8	63.0
Loss on sale and curtailment of facilities	—	38.3	—
Other (income) expense, net	(0.8)	(1.4)	0.4
	4,506.9	4,923.3	4,290.6

Income from operations	$136.5	$72.0	$141.4

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	85.4%	86.2%	86.2%
Depreciation and amortization	1.7	2.9	1.8
Selling and distribution expenses	8.4	7.3	7.4
General and administrative expenses	1.5	1.4	1.4
Loss on sale and curtailment of facilities	—	0.8	—
Other (income) expense, net	—	—	—
	97.1%	98.6%	96.8%

Income from operations	2.9%	1.4%	3.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31
	2019	2018	2017
	(thousands)
U.S. Housing Starts (a)
Single-family	888.2	875.8	848.9
Multi-family	403.1	374.1	354.1
	1,291.3	1,249.9	1,203.0

	(millions)
Segment Sales
Wood Products	$1,275.2	$1,533.3	$1,373.8
Building Materials Distribution	4,137.7	4,287.7	3,773.8
Intersegment eliminations and other	(769.5)	(825.7)	(715.6)
	$4,643.4	$4,995.3	$4,432.0

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	17.9	17.7	17.3
I-joists (equivalent lineal feet)	227	237	235
Plywood (sq. ft.) (3/8" basis)	1,337	1,423	1,458
Lumber (board feet)	85	153	171

	(dollars per unit)
Wood Products
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.66	$18.11	$16.79
I-joists (1,000 equivalent lineal feet)	1,270	1,218	1,121
Plywood (1,000 sq. ft.) (3/8" basis)	266	351	312
Lumber (1,000 board feet)	611	588	540

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	41.7%	48.3%	47.9%
General line	38.2%	33.1%	33.6%
Engineered wood products	20.1%	18.6%	18.5%

Gross margin percentage (b)	12.6%	11.3%	11.9%
 _______________________________________

(a)	Actual U.S. housing starts as reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

2019 Compared With 2018

Sales

For the year ended December 31, 2019, total sales decreased $351.9 million, or 7%, to $4,643.4 million from $4,995.3 million during the year ended December 31, 2018. As described below, the decline in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute. During 2019, U.S. housing starts increased 3%, with single-family starts up 1%, compared with 2018. Single-family housing starts are the primary driver of our sales volumes and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2019, average composite panel and average composite lumber prices were 27% and 23% lower, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. These declines in composite commodity pricing resulted in lower sales in both of our segments, as noted below.

Wood Products.  During the year ended December 31, 2019, sales, including sales to our BMD segment, decreased $258.1 million, or 17%, to $1,275.2 million from $1,533.3 million in 2018. The decrease in sales was driven primarily by lower sales prices and sales volumes for plywood of 24% and 6%, respectively, resulting in decreased sales of $113.1 million and $30.0 million, respectively. The lower sales volume for plywood was mostly due to weaker market conditions and downtime for facility capital improvements, as well as the sale of the Moncure plywood facility on March 1, 2019. In addition, sales volumes for I-joists decreased 4% resulting in decreased sales of $12.7 million. The decrease in sales was also attributable to lower sales volumes of lumber and particleboard of $39.5 million and $35.6 million, respectively, due to the sale or closure of three lumber mills and our particleboard plant during 2018. The remaining decreases were due primarily to lower sales volumes of byproducts and other. These decreases were offset partially by an increase in I-joists sales prices of 4% resulting in increased sales of $11.7 million. Net sales prices and sales volumes for LVL also increased 3% and 1%, respectively, resulting in increased sales of $9.8 million and $4.3 million.

Building Materials Distribution.  During the year ended December 31, 2019, sales decreased $150.0 million, or 3%, to $4,137.7 million from $4,287.7 million in 2018. Compared with the prior year, the overall decrease in sales was driven by a sales price decrease of 9%, offset partially by a sales volume increase of 6%. Excluding the impact of the acquisition of wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio during 2018, and the Birmingham, Alabama acquisition in 2019 (the "BMD Acquisitions"), BMD sales would have decreased 6%. By product line, commodity sales decreased 17%, or $344.8 million, general line product sales increased 11%, or $159.1 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 4%, or $35.7 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $341.8 million, or 8%, to $3,965.8 million for the year ended December 31, 2019, compared with $4,307.6 million during the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of 33% and 10%, respectively, compared with 2018. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 100 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower commodity prices, compared with 2018. However, the BMD segment MLO rate improved 130 basis points compared with 2018 driven primarily by a greater mix of general line sales, which have higher margins than commodity products. In addition, margin percentages for our commodity product sales improved because of a generally stable commodity pricing environment in 2019.

Depreciation and amortization expenses decreased $66.7 million, or 45%, to $80.1 million for the year ended December 31, 2019, compared with $146.8 million during the prior year. The decrease was due primarily to recording accelerated depreciation of $55.0 million in fourth quarter 2018 to fully depreciate the curtailed LVL production assets at our Roxboro, North Carolina, facility. In addition, the decrease was attributed to discontinued depreciation on certain manufacturing facilities curtailed and sold in 2018, offset partially by incremental depreciation on capital expenditures. For more information on the curtailed and sold assets, see Note 6, Curtailment of Manufacturing Facilities and Note 7, Sale of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Selling and distribution expenses increased $27.6 million, or 8%, to $390.7 million for the year ended December 31, 2019, compared with $363.1 million for the prior year. The increase was due mostly to higher employee-related expenses and shipping and handling costs of $17.9 million and $5.0 million, respectively, driven by increased sales volumes in our BMD segment, which includes the impact of the BMD Acquisitions.

General and administrative expenses increased $2.3 million, or 3%, to $71.1 million for the year ended December 31, 2019, compared with $68.8 million for the prior year. The increase was due primarily to higher base compensation expenses and information technology related expenses of $2.6 million and $0.4 million, respectively, offset partially by lower professional service related expenses of $1.1 million.

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

•
Construction in progress and spare parts write-offs of $2.6 million, as well as $0.2 million of severance-related expenses, due to the permanent curtailment of LVL production at our Roxboro, North Carolina, facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

For the year ended December 31, 2019, other (income) expense, net, was $0.8 million of income, which primarily relates to gains on various sales of property and equipment. For the year ended December 31, 2018, other (income) expense, net, was $1.4 million of income, which primarily included a gain on the sale of property in our Wood Products segment.

Income From Operations

Income from operations increased $64.5 million to $136.5 million for the year ended December 31, 2019, compared with $72.0 million for the year ended December 31, 2018.

 Wood Products.  For the year ended December 31, 2019, segment income was $54.2 million compared to a segment loss of $10.0 million for the year ended December 31, 2018. The segment loss in 2018 included $55.0 million of accelerated depreciation and $38.3 million of facility sale and curtailment related losses, discussed above. Excluding these losses, segment income decreased approximately $29 million due to lower sales prices of plywood, offset partially by lower wood fiber costs, particularly OSB (used in the manufacture of I-joists) and logs, as well as higher EWP prices. In addition, general and administrative expenses also decreased $3.6 million. Excluding the accelerated depreciation in 2018, depreciation and amortization expense decreased $14.3 million due primarily to discontinued depreciation on manufacturing facilities curtailed and sold in 2018.

Building Materials Distribution.  For the year ended December 31, 2019, segment income increased $3.7 million to $116.2 million from $112.5 million for the year ended December 31, 2018. The increase in segment income was driven primarily by a gross margin increase of $37.0 million, resulting from higher sales of general line products and improved gross margins on commodity products compared with 2018. The majority of the improvement in gross margins was offset by increased selling and distribution expenses and depreciation and amortization of $29.3 million and $2.5 million, respectively.

Corporate.  Unallocated corporate expenses increased $3.5 million to $34.0 million for the year ended December 31, 2019, from $30.5 million for the year ended December 31, 2018. The increase was primarily due to higher employee-related expenses and other professional service expenses of $2.3 million and $1.0 million, respectively.

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

2018 Compared With 2017

Sales

For the year ended December 31, 2018, total sales increased $563.3 million, or 13%, to $4,995.3 million from $4,432.0 million during the year ended December 31, 2017. As described below, the improvement in sales was driven by the changes in sales volumes and prices for the products we manufacture and distribute. During 2018, U.S. housing starts increased 4%, with single-family starts up 3%, compared with 2017. Single-family housing starts are the primary driver of our sales volumes and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2018, average composite lumber and average composite panel prices were up 12% and 10%, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These improvements in composite commodity pricing resulted in improved sales in both of our segments, as noted below.

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

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $488.0 million, or 13%, to $4,307.6 million for the year ended December 31, 2018, compared with $3,819.6 million during the prior year. In our Wood Products segment, the increase in materials, labor, and other operating expenses was primarily driven by higher per-unit costs of logs and OSB (used in the manufacture of I-joists) of 13% and 2%, respectively, compared with the prior year. The increase in per-unit log costs was primarily due to an increase in the price of logs in the western U.S. However, the MLO rate in our Wood Products segment decreased by 160 basis points, which was primarily due to higher sales prices, resulting in improved leveraging of labor and wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes, as well as a 70 basis point increase in the MLO rate, compared with the prior year. Our BMD MLO rate for the year ended December 31, 2018 was negatively impacted by the sharp decline in commodity prices during the second half of 2018.

Depreciation and amortization expenses increased $66.5 million, or 83%, to $146.8 million for the year ended December 31, 2018, compared with $80.4 million during the prior year. The increase was due primarily to recording accelerated depreciation of $55.0 million in fourth quarter 2018 to fully depreciate the curtailed LVL production assets at our

Roxboro, North Carolina facility. The increase is also due to initiating depreciation on approximately $45 million of veneer and LVL-related assets at our Roxboro, North Carolina EWP facility in fourth quarter 2017, as well as other capital expenditures. For more information on the curtailed assets, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Loss on sale and curtailment of facilities was $38.3 million for the year ended December 31, 2018. For additional information, see Note 6, Curtailment of Manufacturing Facilities and Note 7, Sale of Manufacturing Facilities of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

For the year ended December 31, 2018, other (income) expense, net, was $1.4 million of income, which primarily included a gain on the sale of property in our Wood Products segment. For the year ended December 31, 2017, other (income) expense, net, was $0.4 million of expense, which included a $1.0 million non-cash asset write-down, offset by a $1.2 million gain from the sale of machinery and equipment, in our Wood Products segment.

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

Interest Expense. Interest expense increased $0.8 million, or 3%, to $26.2 million for the year ended December 31, 2018, compared with $25.4 million for the prior year. The increase was due primarily to additional interest expense related to an increase in capital lease assets. For more information related to our indebtedness, see Note 10, Debt, and Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10- K.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Income Tax Provision

For the years ended December 31, 2019, 2018, and 2017, we recorded $27.3 million, $1.6 million, and $34.6 million, respectively, of income tax expense and had an effective rate of 25.2%, 7.4%, and 29.5%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

During the year ended December 31, 2019, the primary reasons for the difference between the federal statutory income tax rate of 21% and the effective tax rate were the effect of the following:

•	A $4.4 million increase in income tax expense, or an effect of 4.1%, from state income taxes.

•	A $1.7 million increase in income tax expense, or an effect of 1.6%, from permanent differences, including meals and entertainment and nondeductible executive compensation.

•	A $1.3 million reduction in income tax expense, or an effect of 1.2%, from tax credits and excess tax benefits of share-based payment awards.

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

Liquidity and Capital Resources

We ended 2019 with $285.2 million of cash and cash equivalents and $440.5 million of long-term debt. At December 31, 2019, we had $621.9 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents increased by $93.6 million during the year ended December 31, 2019, as cash provided by operations was offset partially by capital spending, acquisition funding, dividends paid on our common stock, and tax withholding payments on stock-based awards, as further discussed below.

At December 31, 2019, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2020 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2020.

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

	Year Ended December 31
	2019	2018	2017
	(thousands)
Net cash provided by operations	$245,647	$163,611	$151,567
Net cash used for investment	(94,065)	(89,257)	(73,212)
Net cash used for financing	(58,016)	(59,823)	(5,193)

Operating Activities

2019 Compared With 2018

In 2019, our operating activities generated $245.6 million of cash, compared with $163.6 million in 2018. The $82.0 million increase in cash provided by operations in 2019 relates primarily to the following:

•
A $47.4 million decrease in working capital during 2019, compared with a $41.7 million increase in working capital during 2018. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The decrease in working capital in 2019 was primarily attributable to decreased inventories and higher accounts payable. The decrease in inventories provided $40.2 million of cash during 2019, compared with a use of cash of $64.2 million in the same period a year ago. Inventories decreased during 2019 as inventory in our Building Materials Distribution segment did not increase at the same rate as the comparative prior year period as a result of weaker commodity pricing in 2019. In addition, inventory levels at the end of 2018 were seasonally higher than normal with slower sales in the second half of 2018 due to slower housing activity and concerns regarding further commodity price declines impacting our customers purchasing patterns. The increase in accounts payable and accrued liabilities provided $5.2 million of cash during 2019, compared with a use of cash of $14.5 million in the same period a year ago. The increase in working capital in 2018 was primarily attributable to higher inventories and a decrease in accounts payable and accrued liabilities, offset partially by a decrease in receivables. As discussed above, inventories increased in 2018 primarily due to an increase in finished goods inventory in our BMD segment. The decrease in receivables and increase in inventory in 2018 primarily reflects decreased sales of approximately 12%, comparing sales for the month of December 2018 with sales for the month of December 2017. Accounts payable and accrued liabilities decreased in 2018 primarily due to lower inventory purchases in our BMD segment in December 2018, compared with December 2017.

•	A decrease in cash contributions to our pension plans of $20.8 million. During 2019, we used $5.2 million of cash to make pension contributions, compared with $26.1 million during 2018.

•
A $15.9 million decrease in cash paid for income taxes, net of refunds. The decrease in cash paid for income taxes is primarily due to an overpayment of taxes in 2018 which was applied to 2019 tax payment requirements.

•
A decrease in cash generated by our Wood Products operations. Although operating income in our Wood Products segment increased $64.2 million, the 2018 results include approximately $90 million of non-cash charges including the accelerated depreciation of curtailed LVL production assets at our Roxboro, North Carolina facility, the Moncure Impairment Loss, and the NEO Impairment Loss. See "Operating Results" above for a discussion on our results for 2019 and 2018.

2018 Compared With 2017

In 2018, our operating activities generated $163.6 million of cash, compared with $151.6 million in 2017. The $12.0 million increase in cash provided by operations in 2018 relates primarily to the following:

•
An improvement in cash generated by our Wood Products operations. Although operating income in our Wood Products segment decreased $63.7 million, the 2018 results include approximately $90 million of non-cash charges, discussed above. See "Operating Results" above for a discussion on our results for 2018.

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

Investment Activities

Net cash used for investing activities was $94.1 million, $89.3 million, and $73.2 million during 2019, 2018, and 2017, respectively.

2019

During the year ended December 31, 2019, we used approximately $82.7 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Purchases of property and equipment included approximately $2 million for environmental compliance in 2019 and we expect to spend approximately $2 million in 2020. In addition, we used $15.7 million for the acquisition of a wholesale building materials distribution location in Birmingham, Alabama. For the year ended December 31, 2019, we received asset sales proceeds of $2.5 million, from the sale of a hardwood plywood facility located in Moncure, North Carolina.
For additional information related to the sale of our manufacturing facility and acquisition of the distribution facility, see Note 7, Sale of Manufacturing Facilities, and Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Excluding potential acquisitions, we expect capital expenditures in 2020 to total approximately $85 million to $95 million. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results, future economic conditions, and timing of equipment purchases. We expect our capital spending in 2020 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. This includes spending to expand our veneer production capabilities at our Florien, Louisiana facility.

2018

During the year ended December 31, 2018, we used approximately $80.0 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2018, purchases of property and equipment included approximately $1 million for environmental compliance. In addition, we used $25.5 million for the acquisitions of three distribution locations. For the year ended December 31, 2018, we received asset sales proceeds of $15.0 million, from the sale of two lumber mills and a particleboard plant located in Northeast Oregon. For additional information related to the sale of our manufacturing facilities and acquisitions of the distribution facilities, see Note 7, Sale of Manufacturing Facilities, and Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Financing Activities

During 2019, our financing activities used $58.0 million of cash, including $54.0 million for common stock dividend payments and $3.6 million of tax withholding payments on stock-based awards. See "Dividends on Common Stock" below for further discussion of common stock dividend payments. During 2019, we borrowed $5.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash on hand. At December 31, 2019, we had no borrowings outstanding under the revolving credit facility.

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

For more information regarding our dividend declarations and payments made during 2019, 2018, and 2017, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2019. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$50.0	$350.0	$45.0	$445.0
Interest (b)	22.1	43.4	41.7	1.2	108.4
Operating leases (c)	13.3	23.1	20.4	32.6	89.4
Finance leases (c)	3.0	6.1	6.1	28.9	44.1
Purchase obligations
Raw materials (d)	35.7	59.7	31.4	42.8	169.6
Other	2.3	0.1	0.1	—	2.5
Other long-term liabilities reflected on our Balance Sheet (e)
Compensation and benefits, including pension funding obligations (f)	5.3	10.2	5.3	27.7	48.5
Other	2.7	3.8	1.8	6.7	15.0
	$84.4	$196.4	$456.8	$184.9	$922.5
_______________________________________

(a)
These borrowings are further explained in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
Amounts represent estimated interest payments on the 2024 Notes, ABL Term Loan, and Term Loan as of December 31, 2019, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving

Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

(c)
We enter into operating and finance leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating and finance leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. Excludes the minimum lease commitment amount for operating leases signed but not yet commenced as of December 31, 2019 of $3.9 million. For more information, see Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)
Amounts represent contracts to purchase approximately $170 million of logs, approximately $48 million of which will be purchased pursuant to fixed-price contracts and approximately $122 million of which will be purchased pursuant to variable-price contracts. The $122 million is estimated using current contractual index pricing, but actual prices depend on future market prices. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)
Long-term deferred income tax liabilities and unrecognized tax benefits are excluded from this table, because the timing of future cash outflows related to these items are uncertain. For more information, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(f)
Amounts consist of our pension and deferred compensation liabilities, including the current portion of those obligations of $3.0 million. Actuarially determined liabilities related to pension benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, expected rate of compensation increases, retirement and mortality rates, and other factors. Changes in estimates and assumptions related to the measurement of funded status could have a material impact on the amount reported. In the table above, we allocated our pension obligations by year based on the future required minimum pension contributions, as determined by our actuaries.

Off-Balance Sheet Arrangements

At December 31, 2019 and 2018, we had no material off-balance sheet arrangements with unconsolidated entities.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2019, 2018, and 2017, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

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

Interest Rate Risk

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2019, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016 and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2019 and 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable-rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2019 and 2018, we recorded long-term assets of $0.8 million and $3.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements.

Foreign Currency Risk

We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

The table below provides information as of December 31, 2019, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2019 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							December 31, 2019
	2020	2021	2022	2023	2024	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$350.0	$—	$350.0	$364.7
Average interest rates	—	—	—	—	5.625%	—	5.625%	—
Variable-rate debt payments (a)
Term Loans	$—	$—	$50.0	$—	$—	$45.0	$95.0	$95.0
Average interest rates	—	—	2.5%	—	—	2.7%	2.6%	—
_______________________________________

(a)
These obligations are further explained in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)	We estimated the fair value using quoted market prices of our debt in inactive markets.

The table below provides information as of December 31, 2019, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 16, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the asset at December 31, 2019:

							December 31, 2019
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount	$—	$—	$95.0	$—	$—	$—	$95.0	$0.8
Average pay rate (a)	—	—	1.1%	—	—	—	1.1%	—
Average receive rate (b)	—	—	1.8%	—	—	—	1.8%	—
_______________________________________

(a)	Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(b)	Represents the weighted average variable interest rate receivable on our interest rate swaps at December 31, 2019.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2019, we paid an insignificant amount in environmental fines and penalties.
We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2019 and 2018, we spent approximately $2 million and $1 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $2 million in 2020 for this purpose.

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
Climate Change
In recent years, various legislative and regulatory proposals to restrict emissions of greenhouse gases (GHG), such as CO2, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). In 2019, the EPA issued the Affordable Clean Energy (ACE) Rule which regulates GHG from electric utilities. The ACE rule directs states to develop and implement GHG emission reductions at electric utilities, although it does not set mandatory GHG reduction targets. Although ACE will not directly affect our operations, it may increase energy costs. There are currently no specific regulations that require wood products plants to reduce GHG emissions, and the current EPA administration has not announced plans to develop such federal regulations.
States are taking various positions on climate change regulation. For example, Oregon and Washington are considering legislation and/or regulations to reduce GHG emissions that may impact our operations by increasing energy costs. Our manufacturing operations in these states derive a significant amount of their energy from biomass, although neither state currently plans to regulate biogenic CO2 emissions. We are not aware of any plans to regulate GHG emissions by other states in which we have manufacturing operations. However, there are on-going efforts by various other organizations to encourage and/or require companies to calculate, report, and reduce their carbon footprint. Furthermore, our customers may impose carbon footprint standards on their vendors, which may require us to incur additional costs associated with the evaluation and reduction of GHGs. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.
Other Regulatory Initiatives
From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In 2016, our facilities began complying with the final Boiler MACT regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. As a result of court decisions, the EPA must revise the emission limits established for certain boiler categories, including biomass stoker boilers that we operate at several locations. The EPA must also revise mercury and hydrochloric acid limits for all solid fuel boilers. We expect our boilers will meet the new limits based on preliminary information from the EPA. However, the EPA has not yet adopted the new limits and our boilers may yet require additional controls. The EPA is expected to propose the new limits in first or second quarter 2020. The new limits could require changes to our compliance strategies and therefore could result in additional operating or capital expenditures to be in compliance with the revised regulations. However, at this time, we are unable to predict the impact to our business due to the uncertainty. We continue to monitor and evaluate the EPA’s revisions to the Boiler MACT emission limits.
Some of our wood products facilities are subject to the Plywood and Composite Wood Products (PCWP) MACT standards, and they have complied with these standards since 2007 or 2008. The EPA has initiated the Risk and Technology Review (RTR) for PCWP sources as required by law for every MACT source category. The EPA is under a court-ordered deadline to complete this RTR rulemaking by June 2020. On September 6, 2019, the EPA published proposed PCWP MACT RTR rules. Based on the proposed rule, we would not be required to implement any new emission controls at our mills. We expect minor changes to certain compliance and reporting obligations although these changes are not expected to create significant cost burden or compliance risks to our mills. The EPA will propose additional PCWP MACT rules in the future which may establish emission limits or work practice requirements for additional emission sources, such as lumber kilns, plywood presses, saws, and sanders, at wood products manufacturing mills. It is expected that manufacturing facilities subject to the PCWP MACT standards would have three years after rule promulgation to comply with the revised rule. However, at this time we are unable to predict the impact to our business due to the potential revisions to this rule.

The Oregon Environmental Quality Commission adopted the Oregon Department of Environmental Quality (ODEQ) proposed Cleaner Air Oregon (CAO) rules in November 2017. These rules regulate air toxic emissions for our manufacturing facilities located in Oregon. The rules are risk-based, and in March 2019, the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first risk group, although our Medford Plywood Mill was identified in the second group. The second group is expected to be selected into the program in the next one to three years. Our other mills were identified in the third and fourth groups and will likely be selected several years from now. When selected into the program, the facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk. We are developing a compliance strategy for Medford Plywood, but cannot predict the impact on that operation at this time.
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

EWP Rebates and Allowances

We provide EWP rebates at various stages of the supply chain (including distributors, retail lumberyards, and professional builders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to information limitations as the products transition beyond our wholesale customers and through the supply chain to professional builders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider to estimate sales activity at retail lumberyards and professional homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2019 and 2018, we had $37.3 million and $40.4 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2019. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

To the extent a triggering event is identified, we would be required to estimate the fair value of an asset or asset group, and long-lived asset impairment would become a critical accounting estimate. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement) or the expected proceeds from the sale of the assets (Level 3 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement). To measure future cash flows, we are required to make assumptions about future sales volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on overall economic conditions, the cost and availability of wood fiber, environmental requirements, capital spending, and other strategic management decisions.

Future events or circumstances such as declines in single-family housing starts, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to long-lived assets, which could have a material impact on our results of operations in the period in which an impairment is recognized. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, the timing, precision, and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company Consolidated Statements of Operations

	Year Ended December 31
	2019	2018	2017
	(thousands, except per-share data)
Sales	$4,643,404	$4,995,290	$4,431,991

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	3,965,776	4,307,594	3,819,574
Depreciation and amortization	80,141	146,837	80,379
Selling and distribution expenses	390,739	363,138	327,220
General and administrative expenses	71,072	68,811	63,028
Loss (gain) on sale and curtailment of facilities	—	38,314	—
Other (income) expense, net	(783)	(1,442)	377
	4,506,945	4,923,252	4,290,578

Income from operations	136,459	72,038	141,413

Foreign currency exchange gain (loss)	449	(944)	720
Pension expense (excluding service costs)	(2,474)	(24,999)	(260)
Interest expense	(26,051)	(26,193)	(25,370)
Interest income	2,811	1,649	547
Change in fair value of interest rate swaps	(2,963)	551	538
	(28,228)	(49,936)	(23,825)

Income before income taxes	108,231	22,102	117,588
Income tax provision	(27,306)	(1,625)	(34,631)
Net income	$80,925	$20,477	$82,957

Weighted average common shares outstanding:
Basic	39,039	38,932	38,623
Diluted	39,242	39,387	39,074

Net income per common share:
Basic	$2.07	$0.53	$2.15
Diluted	$2.06	$0.52	$2.12

Dividends declared per common share	$1.37	$1.30	$0.07

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2019	2018	2017
	(thousands)
Net income	$80,925	$20,477	$82,957
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of ($1,176), $3,598, and $1,792, respectively	(3,466)	10,580	5,275
Amortization of actuarial (gain) loss, net of tax of ($44), $380, and $651, respectively	(131)	1,117	1,035
Effects of settlements, net of tax of $341, $5,902, and $-, respectively	1,001	17,353	—
Other comprehensive income (loss), net of tax	(2,596)	29,050	6,310
Comprehensive income	$78,329	$49,527	$89,267

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets

	December 31
	2019	2018
	(thousands)
ASSETS
Current
Cash and cash equivalents	$285,237	$191,671
Receivables
Trade, less allowances of $591 and $1,062	215,894	214,338
Related parties	568	436
Other	15,184	14,466
Inventories	497,596	533,049
Prepaid expenses and other	8,285	31,818
Total current assets	1,022,764	985,778

Property and equipment, net	476,949	487,224
Operating lease right-of-use assets	64,228	—
Finance lease right-of-use assets	21,798	—
Timber deposits	12,287	12,568
Goodwill	60,382	59,159
Intangible assets, net	17,797	16,851
Deferred income taxes	7,952	8,211
Other assets	9,194	11,457
Total assets	$1,693,351	$1,581,248

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued)

	December 31
	2019	2018
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$222,930	$210,587
Related parties	1,624	1,070
Accrued liabilities
Compensation and benefits	83,943	87,911
Interest payable	6,723	6,748
Other	69,772	63,509
Total current liabilities	384,992	369,825

Debt
Long-term debt	440,544	439,428

Other
Compensation and benefits	45,586	41,283
Operating lease liabilities, net of current portion	58,029	—
Finance lease liabilities, net of current portion	23,419	—
Deferred income taxes	26,694	19,218
Other long-term liabilities	12,757	38,904
	166,485	99,405

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,353 and 44,076 shares issued, respectively	444	441
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	533,345	528,654
Accumulated other comprehensive loss	(50,248)	(47,652)
Retained earnings	356,698	330,056
Total stockholders' equity	701,330	672,590
Total liabilities and stockholders' equity	$1,693,351	$1,581,248

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows

	Year Ended December 31
	2019	2018	2017
	(thousands)
Cash provided by (used for) operations
Net income	$80,925	$20,477	$82,957
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	82,377	148,937	82,321
Stock-based compensation	7,973	8,831	9,730
Pension expense	3,121	25,793	1,464
Deferred income taxes	9,025	(7,965)	8,117
Change in fair value of interest rate swaps	2,963	(551)	(538)
Loss on sale and curtailment of facilities (excluding severance)	—	37,331	—
Other	(353)	(1,688)	376
Decrease (increase) in working capital, net of acquisitions
Receivables	2,160	37,561	(41,778)
Inventories	40,176	(64,190)	(43,222)
Prepaid expenses and other	(132)	(500)	(887)
Accounts payable and accrued liabilities	5,212	(14,531)	68,124
Pension contributions	(5,238)	(26,081)	(2,193)
Income taxes payable	19,387	(4,186)	(14,292)
Other	(1,949)	4,373	1,388
Net cash provided by operations	245,647	163,611	151,567

Cash provided by (used for) investment
Expenditures for property and equipment	(82,720)	(79,987)	(75,450)
Acquisitions of businesses and facilities	(15,676)	(25,482)	—
Proceeds from sale of facilities	2,493	15,003	—
Proceeds from sales of assets and other	1,838	1,209	2,238
Net cash used for investment	(94,065)	(89,257)	(73,212)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	5,500	7,500	410,400
Payments of long-term debt, including revolving credit facility	(5,500)	(7,500)	(410,400)
Treasury stock purchased	—	(4,930)	—
Dividends paid on common stock	(53,954)	(50,615)	(2,701)
Tax withholding payments on stock-based awards	(3,574)	(5,135)	(2,902)
Other	(488)	857	410
Net cash used for financing	(58,016)	(59,823)	(5,193)

Net increase in cash and cash equivalents	93,566	14,531	73,162

Balance at beginning of the period	191,671	177,140	103,978

Balance at end of the period	$285,237	$191,671	$177,140

See accompanying notes to consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2016	43,520	$435	5,167	$(133,979)	$515,410	$(83,012)	$281,150	$580,004
Net income							82,957	82,957
Other comprehensive income						6,310		6,310
Common stock issued	228	2						2
Stock-based compensation					9,730			9,730
Common stock dividends ($0.07 per share)							(2,760)	(2,760)
Tax withholding payments on stock-based awards					(2,902)			(2,902)
Proceeds from exercise of stock options					1,144			1,144
Other					168		(104)	64
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549
Net income							20,477	20,477
Other comprehensive income						29,050		29,050
Common stock issued	328	4						4
Treasury stock purchased			200	(4,930)				(4,930)
Stock-based compensation					8,831			8,831
Common stock dividends ($1.30 per share)							(51,664)	(51,664)
Tax withholding payments on stock-based awards					(5,135)			(5,135)
Proceeds from exercise of stock options					1,412			1,412
Other					(4)			(4)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							80,925	80,925
Other comprehensive loss						(2,596)		(2,596)
Common stock issued	277	3						3
Stock-based compensation					7,973			7,973
Common stock dividends ($1.37 per share)							(54,283)	(54,283)
Tax withholding payments on stock-based awards					(3,574)			(3,574)
Proceeds from exercise of stock options					295			295
Other					(3)			(3)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330

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

Cash and Cash Equivalents

Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2019 and 2018, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2019 and 2018, we had $0.6 million and $1.1 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2019, our top ten customers represented approximately 40% of sales, with no customer accounting for 10% or more of total sales. At December 31, 2019, receivables from two customers accounted for approximately 14% and 12% of total receivables. At December 31, 2018, receivables from these two customers accounted for approximately 13% and 11% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2019 and 2018, we held $259.5 million and $160.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2019 and 2018, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $364.7 million and $328.1 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value.

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

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2019 and 2018, we had $9.2 million and $9.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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
Leases
Our lease accounting policies are described in Note 11, Leases.
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

Inventories included the following (work in process is not material):

	December 31, 2019	December 31, 2018
	(thousands)
Finished goods and work in process	$413,020	$441,774
Logs	45,574	54,301
Other raw materials and supplies	39,002	36,974
	$497,596	$533,049

Property and Equipment

Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2019, 2018, and 2017, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2019	December 31, 2018	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$39,304	$38,888
Buildings (a)	140,008	164,878	20	-	40
Improvements	61,187	49,509	10	-	15
Mobile equipment, information technology, and office furniture	165,445	150,712	3	-	7
Machinery and equipment	666,467	629,337	7	-	12
Construction in progress	34,846	31,015
	1,107,257	1,064,339
Less accumulated depreciation	(630,308)	(577,115)
	$476,949	$487,224

___________________________________

(a)	As of December 31, 2018, capital lease assets were included in the "Buildings" asset class. For additional information related to leases, see Note 11, Leases.

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the year ended December 31, 2019. For a description of the impairment losses recorded during the year ended December 31, 2018, see Note 7, Sale of Manufacturing Facilities.

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

We completed our annual assessment of goodwill in fourth quarter 2019 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2019, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 9, Goodwill and Intangible Assets, for additional information.

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

At December 31, 2019 and 2018, we had $2.2 million and $2.1 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. At December 31, 2019, these liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.6 million of deferred software costs at each December 31, 2019 and 2018. For each of the years ended December 31, 2019, 2018, and 2017, we amortized $2.0 million of deferred software costs.

Labor Concentration and Unions

As of December 31, 2019, we had approximately 6,020 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of December 31, 2019, we had ten collective bargaining agreements. Five agreements, covering approximately 450 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2020. Another agreement, covering approximately 35 employees at our Vancouver BMD facility, is set to expire on December 31, 2020. During the course of negotiations, if these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, which could prevent us from meeting customer demand or reduce our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2019 and 2018, self-insurance related liabilities of $9.9 million and $10.0 million, respectively, were classified within "Accrued liabilities," and $10.0 million and $9.5 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to reduce complexity in accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU provides guidance on implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. The guidance aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. We do not expect this guidance to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to defined benefit pension and other postretirement plans. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective retrospectively for annual reporting periods ending after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this ASU on our disclosures in the notes to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to recurring and nonrecurring fair value measurements. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019. We do not expect this guidance to have a material effect on our disclosures in the notes to our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a "current expected credit loss" (CECL) model which requires the measurement of all expected credit losses for financial instruments or other assets (e.g. trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. This ASU is effective for annual reporting periods ending after December 15, 2019, using a modified retrospective approach. The adoption of this standard in fourth quarter of 2019 did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires a lessee to recognize a right-of-use (ROU) asset and an associated lease liability on the balance sheet for all leases (whether operating or finance leases) with a term longer than 12 months. For leases defined as finance leases under the new standard, the lessee subsequently recognizes interest expense and amortization of the ROU asset, similar to accounting for capital leases under the previous lease standard. For leases defined as operating leases under the new standard, the lessee subsequently recognizes straight-line lease expense over the life of the lease. We adopted this standard effective January 1, 2019. The new lease standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated statements of operations or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 11, Leases, for additional information on the impact of this standard on our accounting for leases and additional required qualitative disclosures of our lease policies.

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

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of Topic 606. However, the new revenue standard provided new guidance that resulted in reclassifications between "Sales" and "Materials, labor, and other operating expenses (excluding depreciation)" and "Selling and distribution expenses" for certain byproduct sales and restocking fees previously netted against these costs. The impact of the reclassifications to revenues and expenses for the year ended December 31, 2018 was an increase of $26.5 million as a result of applying Topic 606.

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

Building Materials Distribution Segment

Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including OSB, plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to the final end customers, who are typically professional builders, independent contractors, and homeowners engaged in residential construction projects. Substantially all of Building Materials Distribution's EWP is sourced from our Wood Products segment.

We sell products using two primary distribution methods: warehouse sales and direct sales. Warehouse sales are distributed from our warehouses to our customers. Direct sales are shipped from the manufacturer to the customer without us taking physical possession of inventory. We report direct sales on a gross basis, that is, the amounts billed to our customers are recorded as "Sales," and inventory purchased from manufacturers are recorded as "Materials, labor, and other operating expenses (excluding depreciation)." We are the principal of direct sales because we control the inventory, as we have the ability to direct its use before it is transferred to our customers.

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

Rebates and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2019 and 2018, we had $49.4 million and $52.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We estimate the expected cash discounts based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been and we believe that there will not be significant changes to our estimates of variable consideration.

Shipping and Handling

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $169.2 million, $156.5 million, and $139.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

4.    Income Taxes

Income Tax Provision

Income before income taxes includes the following components:

	Year Ended December 31
	2019	2018	2017
	(thousands)
Domestic	$105,341	$21,704	$115,083
Foreign	2,890	398	2,505
Income before income taxes	$108,231	$22,102	$117,588

The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2019	2018	2017
	(thousands)
Current income tax provision (benefit)
Federal	$13,700	$6,459	$22,541
State	4,574	3,126	3,973
Foreign	7	5	—
Total current	18,281	9,590	26,514

Deferred income tax provision (benefit)
Federal	7,430	(5,987)	6,747
State	925	(2,127)	991
Foreign	670	149	379
Total deferred	9,025	(7,965)	8,117
Income tax provision	$27,306	$1,625	$34,631

The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2019	2018	2017
	(thousands, except percentages)
Income before income taxes	$108,231	$22,102	$117,588
Statutory U.S. income tax rate (a)	21.0%	21.0%	35.0%

Statutory tax provision	$22,728	$4,642	$41,156
State taxes	4,390	741	3,719
Domestic production activities deduction	—	—	(963)
Unrecognized tax benefits	(178)	(181)	(86)
Benefit from enactment of the Tax Act (b)	—	(3,806)	(8,129)
Tax credits	(725)	(272)	(912)
Foreign rate differential	71	432	(366)
Share-based compensation	(532)	(1,718)	(413)
Nondeductible executive compensation	852	366	—
Meals and entertainment	738	886	663
Other	(38)	535	(38)
Total	$27,306	$1,625	$34,631

Effective income tax rate	25.2%	7.4%	29.5%

______________________________________

(a)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was enacted by the U.S. government. The most significant impact to our financial statements was the reduction of the corporate federal income tax rate from 35% to 21%.

(b)
As of December 31, 2018, we completed our assessment of the effects of the Tax Act on our financial statements. In connection with our analysis of the Tax Act, we recorded discrete tax benefits of $3.8 million and $8.1 million, respectively, during the years ended December 31, 2018 and 2017. The $3.8 million reduction in income tax expense resulted from the remeasurement of deferred income taxes to the new federal statutory rate of 21%, which mostly relates to a $20.0 million discretionary pension contribution made during 2018, for which we received a tax deduction at the 2017 federal income tax rate. The $8.1 million reduction in income tax expense resulted from the remeasurement of deferred income taxes to the new federal statutory rate of 21%.

During the year ended December 31, 2019, refunds received, net of cash taxes paid was $1.4 million. During the years ended December 31, 2018 and 2017, cash paid for taxes, net of refunds received, was $14.5 million and $36.1 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2019 and 2018, are summarized as follows:

	December 31, 2019	December 31, 2018
	(thousands)
Deferred tax assets
Employee benefits	$26,914	$27,149
Lease liabilities	23,241	—
Capital leases	—	5,742
Inventories	3,358	2,649
Foreign net operating loss carryforward	1,514	3,108
Other	6,256	6,461
Net deferred tax assets	$61,283	$45,109

Deferred tax liabilities
Property and equipment	$(50,751)	$(48,302)
Right-of-use assets	(21,753)	—
Intangible assets and other	(5,924)	(5,369)
Other	(1,597)	(2,445)
Deferred tax liabilities	$(80,025)	$(56,116)

Total deferred tax liabilities, net	$(18,742)	$(11,007)

As of December 31, 2019, we have foreign net operating loss carryforwards of $10.4 million, which if unused, will expire in years 2031 through 2036. We have state income tax credits totaling $1.3 million as of December 31, 2019, which if unused will expire in years 2020 through 2032. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating loss and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2019	2018	2017
	(thousands)
Balance as of January 1	$1,850	$2,083	$2,224
Increases related to prior years' tax positions	—	13	1
Increases related to current year tax positions	53	—	51
Decreases related to prior years' tax positions	—	(43)	(12)
Lapse of statute of limitations	(218)	(203)	(181)
Balance as of December 31	$1,685	$1,850	$2,083

As of December 31, 2019, 2018, and 2017, we had $1.7 million, $1.9 million, and $2.1 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.7 million, $1.8 million, and $2.0 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2019, 2018, and 2017, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2016 to present remain open to examination in the U.S. and tax years 2015 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2019	2018	2017
	(thousands, except per-share data)
Net income	$80,925	$20,477	$82,957
Weighted average common shares outstanding during the period (for basic calculation)	39,039	38,932	38,623
Dilutive effect of other potential common shares	203	455	451
Weighted average common shares and potential common shares (for diluted calculation)	39,242	39,387	39,074

Net income per common share - Basic	$2.07	$0.53	$2.15
Net income per common share - Diluted	$2.06	$0.52	$2.12

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares in both the years ended December 31, 2019 and 2018, and no shares of common stock in the year ended December 31, 2017. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

6.     Curtailment of Manufacturing Facilities

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

On February 20, 2020, we made a decision to permanently curtail I-joist production at our Roxboro, North Carolina facility by March 31, 2020. Across our industry, I-joist consumption per housing start has trended downward in recent years which we believe is due to decreases in the median home size and an increasing proportion of slab on grade new home construction. Because Roxboro is a higher cost facility and we have additional available I-joist capacity at our Alexandria, Louisiana facility, we plan to permanently curtail Roxboro I-joist production. We do not anticipate any impact on our customers. We expect to record approximately $18 million of charges during first quarter 2020, substantially all of which will be to fully depreciate the curtailed I-joist production assets.

7.     Sale of Manufacturing Facilities

In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina, and subsequently entered into a definitive sale agreement in January 2019 (the Moncure Sale). This facility generated net sales and operating loss of approximately $5.5 million and $1.4 million, respectively, during the year ended December 31, 2019, net sales and operating loss of approximately $32.7 million and $7.0 million, respectively, during the year ended December 31, 2018, and net sales and operating loss of approximately $28.2 million and $9.8 million, respectively, during the year ended December 31, 2017. These results are included in the operating results of our Wood Products segment.

On March 1, 2019, we closed on the Moncure Sale and received proceeds of $2.5 million. The disposal group met the criteria to be classified as held for sale in December 2018 and were recorded as assets held for sale in "Prepaid expenses and other" on our Consolidated Balance Sheet as of December 31, 2018. Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded pre-tax impairment and sale-related losses of $24.0 million during the year ended December 31, 2018, recorded in "Loss on sale and curtailment of facilities" in our Consolidated Statements of Operations.

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

8.    Acquisitions

During the year ended December 31, 2019, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of a wholesale building material distribution location in Birmingham, Alabama (the Acquisition). The purchase price of the Acquisition was $15.7 million, including a post-closing adjustment of less than $0.1 million based upon a working capital target. We funded the Acquisition with cash on hand. The distribution location adds to our existing distribution business and strengthens our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within this market following the Acquisition.

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

During the year ended December 31, 2018, our wholly owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C., completed the acquisition of wholesale building material distribution locations in Nashville, Tennessee, Medford, Oregon, and Cincinnati, Ohio (collectively, the 2018 Acquisitions). The purchase price of the 2018 Acquisitions was $25.5 million.

9.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution		Wood Products	Total
	(thousands)
Balance at December 31, 2018	$10,569		$48,590	$59,159
Additions	1,223	(a)	—	1,223
Balance at December 31, 2019	$11,792		$48,590	$60,382

______________________________________

(a)	Represents the acquisition of a wholesale building material distribution location. For additional information, see Note 8, Acquisitions.

At December 31, 2019 and 2018, intangible assets represented the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. Amortization expense is expected to be approximately $1.2 million per year for the next five years.

Intangible assets consisted of the following:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(3,553)	8,897
	$21,350	$(3,553)	$17,797

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	10,350	(2,399)	7,951
	$19,250	$(2,399)	$16,851

10.	Debt

Long-term debt consisted of the following:

	December 31, 2019	December 31, 2018
	(thousands)
Asset-based revolving credit facility	$—	$—
Asset-based credit facility term loan due 2022	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(4,456)	(5,572)
Long-term debt	$440,544	$439,428

At December 31, 2019, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2020	$—
2021	—
2022	50,000
2023	—
2024	350,000
Thereafter	45,000

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $37 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2019, was $336.7 million.

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

At both December 31, 2019 and 2018, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the year ended December 31, 2019, the maximum borrowings under the Revolving Credit Facility was $5.5 million and the average interest rate on borrowings was approximately 3.69%.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.25% for LIBOR rate loans and from 0.75% to 1.25% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the year ended December 31, 2019, the average interest rate on the ABL Term Loan was approximately 4.01%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 3.0% during the year ended December 31, 2019.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the year ended December 31, 2019, the average interest rate on the Term Loan was approximately 4.14%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 3.1%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 16, Financial Instrument Risk.

Cash Paid for Interest

For the years ended December 31, 2019, 2018, and 2017, cash payments for interest were $24.1 million, $24.1 million, and $23.5 million, respectively.

11.    Leases

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

The effect of the changes made to our consolidated balance sheet as of January 1, 2019, for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(thousands)
ASSETS
Property and equipment, net	$487,224	$(21,732)	$465,492
Operating lease right-of-use assets	—	69,155	69,155
Finance lease right-of-use assets	—	20,872	20,872
Prepaid expenses and other	31,818	(246)	31,572

LIABILITIES
Accrued liabilities, other	63,509	8,863	72,372
Operating lease liabilities, net of current portion	—	63,498	63,498
Finance lease liabilities, net of current portion	—	21,921	21,921
Other long-term liabilities	38,904	(26,233)	12,671

In accordance with the new lease standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet was as follows:

	December 31, 2019
	As Reported	Balances Without Adoption of ASC 842	Effect of Change Higher/(Lower)
	(thousands)
ASSETS
Property and equipment, net	$476,949	$499,532	$(22,583)
Operating lease right-of-use assets	64,228	—	64,228
Finance lease right-of-use assets	21,798	—	21,798
Prepaid expenses and other	8,285	8,591	(306)

LIABILITIES
Accrued liabilities, other	69,772	60,393	9,379
Operating lease liabilities, net of current portion	58,029	—	58,029
Finance lease liabilities, net of current portion	23,419	—	23,419
Other long-term liabilities	12,757	40,447	(27,690)

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

Lease Costs

The components of lease expense were as follows:

Year Ended December 31, 2019
(thousands)
Operating lease cost	$13,541
Finance lease cost
Amortization of right-of-use assets	1,616
Interest on lease liabilities	1,899
Variable lease cost	2,645
Short-term lease cost	4,614
Sublease income	(540)
Total lease cost	$23,775

Other Information

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,508
Operating cash flows from finance leases	1,862
Financing cash flows from finance leases	783
Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,211
Finance leases	2,637

Other information related to leases was as follows:

December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8
Finance leases	14
Weighted-average discount rate
Operating leases (a)	6.5%
Finance leases	8.5%
___________________________________
(a)    Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

As of December 31, 2019, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2020	$13,344	$3,009
2021	12,211	3,048
2022	10,847	3,043
2023	10,521	3,071
2024	9,920	3,076
Thereafter	32,592	28,889
Total future minimum lease payments	89,435	44,136
Less: interest	(22,027)	(19,634)
Total lease obligations	67,408	24,502
Less: current obligations	(9,379)	(1,083)
Long-term lease obligations	$58,029	$23,419

As of December 31, 2019, the minimum lease payment amount for operating leases signed but not yet commenced was $3.9 million.

Disclosures Related to Periods Prior to Adoption of ASC Topic 842, "Leases"

Rental expense for operating leases was $18.2 million and $19.3 million for the years ended December 31, 2018 and 2017, respectively. Sublease rental income was not material in any of the periods presented. During the year ended December 31, 2018, we recorded two capital leases for distribution centers with initial lease terms of 13 and 20 years, respectively, in the amount of $18.9 million, which represents non-cash investing and financing activities. At December 31, 2018, we had $23.7 million of gross capital lease assets recorded in "Property and equipment, net" on our Consolidated Balance Sheet. At December 31, 2018, capital lease obligations were recorded in "Other long-term liabilities" on our Consolidated Balance Sheets.

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

Defined Benefit Plans

Some of our employees are covered by noncontributory defined benefit pension plans. We have one qualified defined benefit pension plan (Pension Plan). Benefits under the Pension Plan are frozen for salaried employees and substantially all eligible hourly employees. The following summarizes recent activity of each individual plan:

•
On September 30, 2019, we transferred $19.8 million of our Pension Plan assets to The Prudential Insurance Company of America (Prudential) for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately 10% of our U.S. qualified pension plan projected benefit obligations at the time of the transaction. As a result of the transaction, we recognized a non-cash settlement charge of $1.3 million in third quarter 2019.

•
On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our Pension Plan assets to Prudential for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments for over 60% of our U.S. qualified pension plan projected benefit obligations. As a result of the transfers of pension plan assets, we recorded settlement expense in second and third quarters 2018 of $12.0 million and $11.3 million, respectively. See "Assumptions" below for the impact on our discount rate and expected return on plan asset assumptions.

We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2019, 2018, and 2017, company performance resulted in additional contributions in the range of 1.6% to 3.1%, 2% to 4%, and 1% to 2%, respectively, of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2019, 2018, and 2017, were $19.8 million, $22.2 million, and $15.9 million, respectively.

Defined Contributory Trust

We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2019, 2018, and 2017 approximately 1,215, 1,221, and 1,365, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.90, $0.85, and $0.80, respectively, per hour per active employee during 2019, 2018, and 2017. For certain other of these employees, we were required to contribute 4.5% of the employee's earnings during 2019, 2018, and 2017. Company contributions to the multiemployer defined contributory trust plan for the year ended December 31, 2019 was $2.6 million and $2.8 million for each of the years ended December 31, 2018 and 2017. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

For the years ended December 31, 2019, 2018, and 2017, we recognized $1.1 million, $1.0 million, and $0.8 million, respectively, of interest expense related to the plan. At December 31, 2019 and 2018, we had liabilities related to the plan of $2.1 million and $1.1 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $21.6 million and $18.8 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

We participate in a multiemployer health and welfare plan that covers medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. As of December 31, 2019, 2018, and 2017, approximately 475, 604, and 649, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $5.80 per hour per active employee from January 1, 2017, to May 31, 2017. From June 1, 2017, to May 31, 2018, we were required to contribute $6.10 per hour per active employee. From June 1, 2018, to May 31, 2019, we were required to contribute $6.40 per hour per active employee. Since June 1, 2019, we are required to contribute $6.70 per hour per active employee. During the years ended December 31, 2019, 2018, and 2017 company contributions to the multiemployer health and welfare plan were $6.7 million, $7.7 million, and $8.1 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

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

	December 31
	2019	2018
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$176,852	$483,525
Service cost	647	794
Interest cost	7,210	11,344
Actuarial (gain) loss	29,065	(39,651)
Group annuity transactions (a)	(19,848)	(265,137)
Benefits paid	(1,865)	(14,023)
Benefit obligation at end of year	192,061	176,852

Change in plan assets
Fair value of plan assets at beginning of year	154,801	422,255
Actual return on plan assets	29,769	(3,968)
Employer contributions	5,238	26,081
Group annuity transactions (a)	(19,292)	(275,544)
Benefits paid	(1,865)	(14,023)
Fair value of plan assets at end of year	168,651	154,801

Underfunded status	$(23,410)	$(22,051)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(878)	$(671)
Noncurrent liabilities	(22,532)	(21,380)
Net liability	$(23,410)	$(22,051)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$15,332	$11,856
Prior service cost	—	—
Net loss recognized	$15,332	$11,856

______________________________________

(a)	See Defined Benefits Plans above for description of group annuity transactions.

The accumulated benefit obligation for all defined benefit pension plans was $192.1 million and $176.9 million at December 31, 2019 and 2018, respectively. All of our defined benefit pension plans have accumulated benefit obligations that exceed the fair value of plan assets.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2019	2018	2017
	(thousands)
Net periodic benefit cost
Service cost	$647	$794	$1,204
Interest cost	7,210	11,344	17,542
Expected return on plan assets	(5,903)	(11,097)	(18,968)
Amortization of actuarial (gain) loss	(175)	1,497	1,686
Plan settlement expense (a)	1,342	23,255	—
Net periodic benefit cost	3,121	25,793	1,464

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	4,642	(14,178)	(7,067)
Amortization of actuarial gain (loss)	175	(1,497)	(1,686)
Effect of settlements	(1,342)	(23,255)	—
Total recognized in other comprehensive (income) loss	3,475	(38,930)	(8,753)
Total recognized in net periodic cost and other comprehensive (income) loss	$6,596	$(13,137)	$(7,289)

______________________________________

(a)
Plan settlement expense during the years ended December 31, 2019 and 2018 includes $1.3 million and $23.3 million, respectively, of settlement charges related to the transfers of pension plan assets to Prudential for the purchase of group annuity contracts.

In 2020, we estimate net periodic pension expense will be approximately $2 million, including $0.8 million of net actuarial loss that will be amortized from accumulated other comprehensive loss.

Assumptions

The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2019	2018
Weighted average assumptions
Discount rate	3.10%	4.15%
Rate of compensation increases (b)	—%	—%

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2019	2018 (a)					2017
Weighted average assumptions
Discount rate	4.15%	3.95%	/	4.05%	/	3.40%	3.90%
Expected long-term rate of return on plan assets	3.85%	3.85%	/	4.50%	/	4.75%	5.00%
Rate of compensation increases (b)	—%	—%					—%

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

Asset Return Assumption. We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. The weights we assign each asset class are based on our investment strategy. Expected returns for the asset classes are based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class and expected long-term rates of return from external investment managers. The weighted average expected return on plan assets we will use in our calculation of 2020 net periodic benefit cost is 3.50%.

Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2019, we used the Pri-2012 mortality tables projected forward using MP-2019 on a generational basis. In 2018, we used the RP-2014 mortality tables adjusted to reflect mortality improvement scale MP-2015 and projected forward using MP-2018 on a generational basis.

Investment Policies and Strategies

Our Retirement Funds Investment Committee (RFIC) is responsible for establishing and overseeing the implementation of our investment policy. Russell Investments (Russell) oversees the active management of our pension investments through its manager of managers program in order to achieve broad diversification in a cost-effective manner.

At December 31, 2019, as dictated by investment allocation guidelines established by our RFIC, approximately 90% of our pension plan assets were invested in fixed-income securities, and approximately 10% were invested in a multi-asset class fund, both of which are described in more detail below. Our investment objective is to hedge the plan’s future exposure to interest rate risk by investing the substantial majority of plan assets in fixed income securities that have a duration profile closely aligned with the duration profile of the remaining plan liability. This is consistent with a de-risking strategy established by our RFIC.

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

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2019 and 2018:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Fixed-income securities (b)	$—	$152,530	$—	$152,530
Multi-asset class fund (c)	—	16,361	—	16,361
Total investments at fair value	$—	$168,891	$—	168,891
Receivables and accrued expenses, net				(240)
Fair value of plan assets				$168,651

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3)	Total
	(thousands)
Fixed-income securities (b)	$—	$141,930	$—	$141,930
Multi-asset class fund (c)	—	12,431	—	12,431
Total investments at fair value	$—	$154,361	$—	154,361
Receivables and accrued expenses, net				440
Fair value of plan assets				$154,801
_______________________________________

(a)
Securities represent common collective trusts managed and valued by Russell Trust Company, the administrator of the funds. While the underlying assets are actively traded on an exchange, the funds are not. The investments in equity and fixed-income securities are considered to have a readily determinable fair value because the fair value per share (unit) is determined and published and is the basis for current transactions. We have the ability to redeem these securities with a 1 day notice.

(b)
Invested in the Russell Long Duration Fixed Income Fund at December 31, 2019 and 2018, which is designed to provide current income and capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities. In addition, at December 31, 2019 and 2018, our investments in this category included the Russell 14 Year LDI Fixed Income Fund. We also were invested in the Russell 8 Year LDI Fixed Income Fund at December 31, 2019. These LDI funds invest primarily in investment grade bonds that closely match those found in discount rate curves used to value U.S. pension liabilities and seeks to provide additional incremental return through modest interest rate timing, security selection, and tactical use of non-credit sectors. In addition, at December 31, 2019 and 2018, our investments in this category included Russell STRIPS Fixed Income Funds with duration profiles of 10, 15, and 28 years. These funds invest in a subset of the STRIPS universe with a similar duration profile as their respective Bloomberg Barclays U.S. STRIPS Index.

(c)
Invested in the Russell Multi-Asset Core Plus Fund, which is designed to provide long-term growth by providing a diversified portfolio of investments that has an overall strategic allocation of 75% global equity, 15% marketable real assets, and 10% global fixed income.

Cash Flows
Since 2012, we have contributed a total of four company-owned real property locations from our Building Materials Distribution segment to our qualified defined benefit pension plan. These contributions constituted related party transactions.

We have since repurchased two of these properties as discussed below. We are leasing back the remaining two contributed properties for initial terms of ten years ending in 2022 and 2023, respectively, with two five year extension options and continue to use the properties in our distribution operations. Rent payments are made quarterly and include 2% annual escalation rates. Each lease provides us a right of first refusal on any subsequent sale by the pension plan, as well as repurchase options at the end of the initial term and extension periods. The plan engaged an independent fiduciary who negotiated the lease terms and also manages the properties on behalf of the plan.

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

During each of the fourth quarters 2019 and 2018, we repurchased one of the real property locations we previously had contributed to our qualified defined benefit pension plan for approximately $3.6 million (the 2019 Repurchase) and $4.0 million (the 2018 Repurchase), respectively, which were recorded as pension contributions.

Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. Additional discretionary funding may be provided as deemed appropriate. For the years ended December 31, 2019, 2018, and 2017, we made cash contributions to our pension plans totaling $5.2 million, $26.1 million, and $2.2 million, respectively. During 2019, cash contributions include $3.6 million for the 2019 Repurchase and $1.1 million of lease payments. During 2018, cash contributions include a $20.0 million discretionary contribution, $4.0 million for the 2018 Repurchase, and $1.5 million of lease payments. Cash contributions during 2017 include $1.4 million of lease payments. While we have no federally required contributions for 2020, we expect to make cash contributions of approximately $2 million to our pension plans. These contributions reflect benefit payments to plan participants of our nonqualified salaried pension plans and lease payments for properties we have contributed to our qualified defined benefit pension plan.

Qualified pension benefit payments are paid from plan assets, while nonqualified pension benefit payments are paid by the company. The following benefit payments are expected to be paid to plan participants (in thousands):

2020	$3,174
2021	3,989
2022	5,008
2023	5,967
2024	6,797
Years 2025-2029	43,635

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

In February 2019, 2018, and 2017, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). As of December 31, 2019, 2.5 million shares remained available for future issuance under the 2016 Incentive Plan.
PSU and RSU Awards

In 2019, we granted 110,923 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $29.48. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, dependent upon Boise Cascade's 2019 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2019 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

In 2018 and 2017, we granted 78,976 and 178,021 PSUs, at a weighted average grant date fair value of $43.05 and $27.05, respectively, to our officers and other employees, subject to performance and service conditions. During the 2018 performance period, officers and other employees earned 100% and 110%, respectively, of the target based on Boise Cascade’s 2018 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreements. During the 2017 performance period, officers and other employees earned 135% and 145%, respectively, of the target based on Boise Cascade’s 2017 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreements.

The PSUs granted to officers generally vest in a single installment three years from the grant date, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

In 2019, 2018, and 2017, we granted an aggregate of 167,861, 99,087, and 214,035 RSUs, at a weighted average grant date fair value of $29.13, $43.08, and $27.10, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2019, 2018, and 2017, the total fair value of PSUs and RSUs vested was $11.4 million, $15.4 million, and $8.5 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2019:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2018	429,788	$25.90	289,173	$29.52
Granted	110,923	29.48	167,861	29.13
Performance condition adjustment (a)	1,443	43.05	—	—
Vested	(223,840)	19.97	(183,403)	26.44
Forfeited	(22,967)	35.26	(16,067)	34.65
Outstanding, December 31, 2019	295,347	$31.09	257,564	$31.14

__________________

(a)	Represents additional PSUs granted to non-officers based on achievement of 2018 EBITDA in excess of target.

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

	Year Ended December 31
	2019	2018	2017
	(thousands)
PSUs	$3,340	$4,005	$4,923
RSUs	4,633	4,826	4,807
Total	$7,973	$8,831	$9,730

For the years ended December 31, 2019, 2018, and 2017, the related tax benefit was $2.0 million, $2.2 million, and $2.5 million, respectively. As of December 31, 2019, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $7.3 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Long-Term Incentive Cash Plan

In 2019 and 2018, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides an award notice to participants granting them the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, determined in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

In 2019 and 2018, we recognized $2.2 million and $1.4 million, respectively, of LTIP Cash Plan expense, primarily recorded in "General and administrative expenses" in our Consolidated Statements of Operations. There was no LTIP Cash Plan expense recorded during 2017. During the 2018 performance period, cash awards earned 110% of the target based on Boise Cascade’s 2018 EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

14.    Stockholders' Equity

Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2019 and 2018. We had 44,352,778 and 44,075,840 shares of common stock issued and 38,985,705 and 38,708,767 shares of common stock outstanding as of December 31, 2019 and 2018, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2019, 2018, and 2017:

	Dividends Per Share	Amount Paid
2019		(in thousands)
First Quarter (a)	$0.09	$4,053
Second Quarter	0.09	3,509
Third Quarter	0.09	3,508
Fourth Quarter (b)	1.10	42,884
Total	$1.37	$53,954

2018
First Quarter (a)	$0.07	$2,758
Second Quarter	0.07	2,723
Third Quarter (b)	1.07	41,632
Fourth Quarter	0.09	3,502
Total	$1.30	$50,615

2017
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	0.07	2,701
Total	$0.07	$2,701
__________________

(a)	Includes payments of dividend equivalents on RSUs and PSUs which vested in first quarter of each year.

(b)	During each fourth quarter 2019 and third quarter 2018, our board of directors declared and paid a supplemental dividend of $1.00 per share of our common stock.

On February 10, 2020, our board of directors declared a dividend of $0.10 per share of our common stock, payable on March 16, 2020, to stockholders of record on February 24, 2020. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 10, Debt.

Stock Repurchase

On February 25, 2015, our board of directors authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2019 and 2017, we did not purchase any shares under the Program. During 2018, we repurchased 200,000 shares under the program at a cost of $4.9 million, or an average of $24.65 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of December 31, 2019, there were 496,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2019	2018	2017
	(thousands)
Beginning Balance, net of taxes	$(47,652)	$(76,702)	$(83,012)
Net actuarial gain (loss), before taxes	(4,642)	14,178	7,067
Amortization of actuarial (gain) loss, before taxes (a)	(175)	1,497	1,686
Effect of settlements, before taxes (a)	1,342	23,255	—
Income taxes	879	(9,880)	(2,443)
Ending Balance, net of taxes	$(50,248)	$(47,652)	$(76,702)

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $16.5 million, $16.7 million, and $16.6 million, respectively, during the years ended December 31, 2019, 2018, and 2017. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $81.7 million, $83.1 million, and $86.4 million, respectively, during the years ended December 31, 2019, 2018, and 2017. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

16.    Financial Instrument Risk

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2019, 2018, and 2017, we did not use derivative instruments to manage these risks, except for interest rate swaps entered into in 2016 as discussed below.

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

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2019, we had $95.0 million of variable-rate debt outstanding. Our objective is to limit the variability of interest payments on our debt. To meet this objective, in 2016 we entered into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk.

On February 16, 2016, and March 31, 2016, we entered into interest rate swap agreements with notional principal amounts of $50.0 million and $75.0 million, respectively, to offset risks associated with the variability in cash flows relating to interest payments that are based on one-month LIBOR. We do not speculate using derivative instruments. At December 31, 2019 and 2018, the notional principal amount of our interest rate swap agreements was $95.0 million after liquidating $30.0 million of the interest rate swap with original notional principal amount of $75.0 million in November 2018.

Under the interest rate swaps, we receive LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable-rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in the Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2019 and 2018, we recorded a long-term asset of $0.8 million and $3.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

For the years ended December 31, 2019, 2018, and 2017, no customers accounted for 10% or more of total sales. Sales to foreign unaffiliated customers were approximately $76 million, $96 million, and $94 million, respectively, for the years ended December 31, 2019, 2018, and 2017.

At December 31, 2019, 2018, and 2017, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2019	2018	2017
	(millions)
Wood Products (a)
LVL	$39.5	$42.2	$45.5
I-joists	22.1	29.3	35.2
Other engineered wood products	26.8	25.3	22.0
Plywood and veneer	255.1	336.2	324.4
Lumber (b)	52.5	86.0	87.6
Byproducts (c)	75.1	87.3	53.2
Particleboard (b)	—	37.5	46.0
Other	34.7	63.9	44.4
	505.7	707.7	658.3

Building Materials Distribution
Commodity	1,725.4	2,070.1	1,808.2
General line	1,580.7	1,421.5	1,269.5
Engineered wood products	831.6	796.0	696.0
	4,137.7	4,287.6	3,773.7
	$4,643.4	$4,995.3	$4,432.0

  ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the year ended December 31, 2019, approximately 77% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

(b)	In fourth quarter 2018, we sold two lumber mills and our particleboard plant located in Northeast Oregon. For additional information, see Note 7, Sale of Manufacturing Facilities.

(c)
As discussed in Note 3, Revenues, upon adoption of ASC Topic 606, Revenue from Contracts with Customers, under the modified retrospective method on January 1, 2018, amounts recorded in 2017 have not been adjusted.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2019	2018	2017
	(thousands)
Net sales by segment
Wood Products	$1,275,167	$1,533,270	$1,373,760
Building Materials Distribution	4,137,719	4,287,702	3,773,810
Intersegment eliminations and other (a)	(769,482)	(825,682)	(715,579)
Total net sales	$4,643,404	$4,995,290	$4,431,991

Segment operating income (loss)
Wood Products (b)	$54,197	$(10,022)	$53,629
Building Materials Distribution	116,236	112,510	116,760
Total segment operating income	170,433	102,488	170,389
Unallocated corporate costs	(33,974)	(30,450)	(28,976)
Income from operations	$136,459	$72,038	$141,413

Depreciation and amortization
Wood Products (c)	$57,671	$126,989	$63,115
Building Materials Distribution	20,769	18,280	15,504
Corporate	1,701	1,568	1,760
Total depreciation and amortization	$80,141	$146,837	$80,379

Capital expenditures
Wood Products	$53,460	$53,392	$54,600
Building Materials Distribution (d)	40,722	51,306	19,301
Corporate	4,214	771	1,549
Total capital expenditures	$98,396	$105,469	$75,450
__________________

(a)
Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment. During 2019, 2018, and 2017, approximately 60%, 54%, and 52%, respectively, of Wood Products' overall sales were to our Building Materials Distribution segment.

(b)
Wood Products segment operating loss for the year ended December 31, 2018, includes pre-tax facility impairment and sales related losses of $35.5 million, as well as $57.8 million of accelerated depreciation and other curtailment costs related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility. For more information, see Note 6, Curtailment of Manufacturing Facilities and Note 7, Sale of Manufacturing Facilities.

(c)
Depreciation and amortization for Wood Products includes $55.0 million of accelerated depreciation to fully depreciate the curtailed LVL production assets at our Roxboro, North Carolina facility during fourth quarter 2018. For more information, see Note 6, Curtailment of Manufacturing Facilities.

(d)
Capital spending in 2019 and 2018 for Building Materials Distribution includes $15.7 million and $25.5 million, respectively, for the acquisition of wholesale building material distribution locations. For more information, see Note 8, Acquisitions.

	December 31
	2019	2018
	(thousands)
Assets
Wood Products	$635,475	$690,400
Building Materials Distribution	768,095	699,261
Corporate	289,781	191,587
Total assets	$1,693,351	$1,581,248

18.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 10, Debt, and Note 11, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log supply agreements. At December 31, 2019, our total obligation for log purchases under contracts with third parties was approximately $170 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Boise Cascade has issued $350.0 million of 5.625% senior notes due in 2024. At December 31, 2019, $350.0 million of the 2024 Notes were outstanding. The 2024 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 10, Debt, for more information.

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

We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2019, we are not aware of any material liabilities arising from these indemnifications.

19.    Quarterly Results of Operations (unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$1,042.1	$1,230.1	$1,269.5	$1,101.7
Income from operations	$21.7	$45.1	$44.9	$24.8
Net income	$11.4	$27.7	$27.2	$14.6
Net income per common share – Basic	$0.29	$0.71	$0.70	$0.37
Net income per common share – Diluted	$0.29	$0.71	$0.69	$0.37

	2018
	First Quarter	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
	(millions, except per-share amounts)
Net sales	$1,182.8	$1,408.1	$1,338.5	$1,065.8
Income (loss) from operations	$51.8	$74.1	$30.5	$(84.3)
Net income (loss)	$37.1	$41.8	$13.8	$(72.2)
Net income (loss) per common share – Basic	$0.96	$1.07	$0.36	$(1.85)
Net income (loss) per common share – Diluted	$0.94	$1.06	$0.35	$(1.85)

__________________

(a)	Third quarter 2019 results include $1.3 million of pre-tax losses, or $0.03 per share after-tax, from a non-cash pension settlement charge as discussed in Note 12, Retirement and Benefit Plans.

(b)	Second quarter 2018 results include $12.0 million of pre-tax losses, or $0.23 per share after-tax, from a non-cash pension settlement charge as discussed in Note 12, Retirement and Benefit Plans.

(c)
Third quarter 2018 results include $11.3 million of pre-tax losses, or $0.21 per share after-tax, from a non-cash pension settlement charge and $11.0 million of pre-tax losses, or $0.21 per share after-tax, from impairment losses on assets held for sale in Northeast Oregon. For additional information, see Note 12, Retirement and Benefit Plans and Note 7, Sale of Manufacturing Facilities.

(d)
Fourth quarter 2018 results include $57.8 million of pre-tax expenses, or $1.11 per share after-tax, for accelerated depreciation and other curtailment costs related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility as discussed in Note 6, Curtailment of Manufacturing Facilities. Fourth quarter 2018 also includes $24.0 million of pre-tax losses, or $0.46 per share after-tax, from an impairment loss and other sale related costs on our hardwood plywood facility in Moncure, North Carolina upon being classified as held for sale, as discussed in Note 7, Sale of Manufacturing Facilities.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of FASB Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Update ASU No. 2016-02, Leases (Topic 842).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company has recorded $49.4 million of rebates payable to third party customers as of December 31, 2019, of which $37.3 million represents payables related to engineered wood products (EWP) rebates. The Company provides EWP rebates at various stages of the supply chain (including distributors, retail lumberyards, and professional builders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases.
We identified the evaluation of customer rebates payable for EWP as a critical audit matter because the rebate payable is based on a sell-through model as EWP products transition through the supply chain from the Company’s wholesale customers to distributors, retail lumberyards, and professional builders. Accordingly, there was a high degree of auditor judgment required in evaluating the Company’s estimate of the year-end payable for EWP customer rebates, which is inherently difficult due to the information limitations as the products transition through the supply chain.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s EWP rebate process, including the Company’s controls over the evaluation of the available information related to the products as they transition through the supply chain. We evaluated the Company’s ability to accurately estimate its year-end EWP rebate payable in the aggregate by comparing the prior year estimate to the actual rebate payments made. In addition, subsequent to year end, we tested a sample of EWP customer rebates at the individual customer level by developing an independent estimate of the payable utilizing key contract terms, current year reported sales, current year payment detail, and historic sales by customer to compare to the Company’s estimate of the EWP payable required.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.
Boise, Idaho
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boise, Idaho
February 24, 2020

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2019, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

For information with respect to the executive officers of the Registrant, see "Executive Officers and Key Management" in "Item 1. Business" of this Form 10-K.
We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief operating officer, chief financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.bc.com by clicking on Code of Ethics. Our website is not part of, and is not incorporated by reference to, this Form 10-K. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer and financial and accounting officers by posting the required information on our website at the above address.
Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections “Proposal No. 1 - Election of Three Class I Directors,” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2020, to be filed with the Commission no later than 120 days after December 31, 2019, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2020, to be filed with the Commission no later than 120 days after December 31, 2019, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from information contained under the sections "Stock Ownership" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2020, to be filed with the Commission no later than 120 days after December 31, 2019, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person/Party Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2020, to be filed with the Commission no later than 120 days after December 31, 2019, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from information contained under the section "Audit Committee Report" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2020, to be filed with the Commission no later than 120 days after December 31, 2019, in accordance with General Instruction G(3) to the Form 10-K.

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

-    Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017.

-	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017.

-     Consolidated Balance Sheets as of December 31, 2019 and 2018.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017.

-	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Boise Cascade Company effective June 13, 2016	10-Q	001-35805	3.1	7/28/2016

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016	10-Q	001-35805	3.2	7/28/2016

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated August 29, 2016, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 5.625% Senior Notes due 2024	8-K	001-35805	4.1	8/29/2016

4.2	Form of 5.625% Senior Note due 2024 (included as Exhibit 1 to Appendix to Exhibit 4.1)	8-K	001-35805	4.2	8/29/2016

4.3	Form of 5.625% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	8-K	001-35805	4.3	8/29/2016

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024	10-Q	001-35805	10.1	10/26/2016

10.9	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.10	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.11+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.12+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.13+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.14+	Pension Plan Group Annuity Contract, effective April 25, 2018	10-K	001-35805	10.15	2/26/2019

10.15+	Pension Plan Group Annuity Contract, effective August 10, 2018	10-K	001-35805	10.16	2/26/2019

10.16+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.17+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.18+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.19+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.20+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.21+	Boise Cascade Company 2019 CFO Leadership Recognition Agreement	10-K	001-35805	10.23	2/26/2019

10.22+	Form of Indemnification Agreement for directors and executive officers	8-K	001-35805	10.4	2/13/2013

10.23+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.24+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.25+	Form of Severance Agreement between Boise Cascade Company and executive officers	8-K	001-35805	10.1	8/30/2016

10.26+	Form of 2017 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	8/3/2017

10.27+	Form of 2017 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	8/3/2017

10.28+	Form of 2018 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/4/2018

10.29+	Form of 2018 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/4/2018

10.30+	2019 CFO Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-K	001-35805	10.35	2/26/2019

10.31+	Form of 2019 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/7/2019

10.32+	Form of 2019 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/7/2019

14.1	Boise Cascade Company Code of Ethics	8-K	001-35805	14.1	2/26/2018

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Thomas K. Corrick
Thomas K. Corrick
Chief Executive Officer

Date:  February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

Principal Executive Officer:

/s/ Thomas K. Corrick	Chief Executive Officer, Director
Thomas K. Corrick

Principal Financial Officer:

/s/ Wayne M. Rancourt	Executive Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

Principal Accounting Officer:

/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

Directors:

/s/ Thomas E. Carlile	/s/ Mack L. Hogans
Thomas E. Carlile, Chairman	Mack L. Hogans

/s/ Steven C. Cooper	/s/ Kristopher J. Matula
Steven C. Cooper	Kristopher J. Matula

/s/ Richard H. Fleming	/s/ Duane C. McDougall
Richard H. Fleming	Duane C. McDougall

/s/ Karen E. Gowland	/s/ Christopher J. McGowan
Karen E. Gowland	Christopher J. McGowan

/s/ David H. Hannah	/s/ Sue Y. Taylor
David H. Hannah	Sue Y. Taylor