Form 10-Q
period 2020-03-31
BOISE CASCADE Co
filed 2020-05-07
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 39,196,619 shares of the registrant's common stock, $0.01 par value per share, outstanding on May 1, 2020.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Company Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31
	2020	2019
	(thousands, except per-share data)
Sales	$1,170,534	$1,042,086

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	992,270	897,822
Depreciation and amortization	35,332	19,217
Selling and distribution expenses	99,463	87,026
General and administrative expenses	16,084	16,675
Loss on curtailment of facility	1,669	—
Other (income) expense, net	169	(308)
	1,144,987	1,020,432

Income from operations	25,547	21,654

Foreign currency exchange gain (loss)	(873)	162
Pension expense (excluding service costs)	(387)	(299)
Interest expense	(6,421)	(6,437)
Interest income	655	492
Change in fair value of interest rate swaps	(2,314)	(983)
	(9,340)	(7,065)

Income before income taxes	16,207	14,589
Income tax provision	(4,007)	(3,200)
Net income	$12,200	$11,389

Weighted average common shares outstanding:
Basic	39,163	38,884
Diluted	39,405	39,203

Net income per common share:
Basic	$0.31	$0.29
Diluted	$0.31	$0.29

Dividends declared per common share	$0.10	$0.09

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31
	2020	2019
	(thousands)
Net income	$12,200	$11,389
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $51 and ($11), respectively	151	(32)
Effect of settlements, net of tax of $22 and $-, respectively	64	—
Other comprehensive income (loss), net of tax	215	(32)
Comprehensive income	$12,415	$11,357

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (unaudited)

	March 31, 2020	December 31, 2019
	(thousands)
ASSETS
Current
Cash and cash equivalents	$214,992	$285,237
Receivables
Trade, less allowances of $980 and $591	327,254	215,894
Related parties	585	568
Other	12,288	15,184
Inventories	536,314	497,596
Prepaid expenses and other	13,957	8,285
Total current assets	1,105,390	1,022,764

Property and equipment, net	455,506	476,949
Operating lease right-of-use assets	64,496	64,228
Finance lease right-of-use assets	22,325	21,798
Timber deposits	14,658	12,287
Goodwill	60,382	60,382
Intangible assets, net	17,492	17,797
Deferred income taxes	7,509	7,952
Other assets	7,609	9,194
Total assets	$1,755,367	$1,693,351

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Balance Sheets (continued) (unaudited)

	March 31, 2020	December 31, 2019
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$307,224	$222,930
Related parties	2,431	1,624
Accrued liabilities
Compensation and benefits	56,379	83,943
Interest payable	1,782	6,723
Other	71,120	69,772
Total current liabilities	438,936	384,992

Debt
Long-term debt	439,915	440,544

Other
Compensation and benefits	41,953	45,586
Operating lease liabilities, net of current portion	58,367	58,029
Finance lease liabilities, net of current portion	23,919	23,419
Deferred income taxes	28,128	26,694
Other long-term liabilities	15,878	12,757
	168,245	166,485

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,564 and 44,353 shares issued, respectively	446	444
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	531,735	533,345
Accumulated other comprehensive loss	(50,033)	(50,248)
Retained earnings	365,032	356,698
Total stockholders' equity	708,271	701,330
Total liabilities and stockholders' equity	$1,755,367	$1,693,351

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
	2020	2019
	(thousands)
Cash provided by (used for) operations
Net income	$12,200	$11,389
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	35,859	19,788
Stock-based compensation	1,674	2,200
Pension expense	555	460
Deferred income taxes	1,197	1,313
Change in fair value of interest rate swaps	2,314	983
Loss on curtailment of facility (excluding severance)	1,438	—
Other	155	(49)
Decrease (increase) in working capital
Receivables	(108,229)	(75,606)
Inventories	(39,045)	(39,483)
Prepaid expenses and other	(3,205)	(1,883)
Accounts payable and accrued liabilities	55,629	29,810
Pension contributions	(726)	(469)
Income taxes payable	(2,111)	12,753
Other	(172)	1,835
Net cash used for operations	(42,467)	(36,959)

Cash provided by (used for) investment
Expenditures for property and equipment	(18,563)	(14,347)
Proceeds from sale of facilities	—	2,493
Proceeds from sales of assets and other	103	1,149
Net cash used for investment	(18,460)	(10,705)

Cash provided by (used for) financing
Dividends paid on common stock	(4,645)	(4,053)
Tax withholding payments on stock-based awards	(3,309)	(3,569)
Other	(1,364)	(181)
Net cash used for financing	(9,318)	(7,803)

Net decrease in cash and cash equivalents	(70,245)	(55,467)

Balance at beginning of the period	285,237	191,671

Balance at end of the period	$214,992	$136,204

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity (unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330
Net income							12,200	12,200
Other comprehensive income						215		215
Common stock issued	211	2						2
Stock-based compensation					1,674			1,674
Common stock dividends ($0.10 per share)							(3,866)	(3,866)
Tax withholding payments on stock-based awards					(3,309)			(3,309)
Proceeds from exercise of stock options					27			27
Other					(2)			(2)
Balance at March 31, 2020	44,564	$446	5,367	$(138,909)	$531,735	$(50,033)	$365,032	$708,271

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company Consolidated Statements of Stockholders' Equity (continued) (unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							11,389	11,389
Other comprehensive loss						(32)		(32)
Common stock issued	265	2						2
Stock-based compensation					2,200			2,200
Common stock dividends ($0.09 per share)							(3,561)	(3,561)
Tax withholding payments on stock-based awards					(3,569)			(3,569)
Other					(2)			(2)
Balance at March 31, 2019	44,341	$443	5,367	$(138,909)	$527,283	$(47,684)	$337,884	$679,017

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.	Nature of Operations and Consolidation

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2019 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.	Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $40.7 million and $36.5 million, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2020, and December 31, 2019, we had $45.5 million and $49.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2020, and December 31, 2019, we had $6.2 million and $9.2 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. In determining our incremental borrowing rates, we give consideration to publicly available interest rates for instruments with similar characteristics, including credit rating, term, and collateralization.

For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any renewal option periods we are reasonably certain of exercising. Variable lease expense generally includes reimbursement of actual costs for common area maintenance, property taxes, and insurance on leased real estate and are recorded as incurred. Most of our operating lease expense is recorded in "Selling and distribution expenses" in our Consolidated Statements of Operations. In addition, we do not separate lease and non-lease components for all of our leases.

Our short-term leases primarily include equipment rentals with lease terms on a month-to-month basis, which provide for our seasonal needs and flexibility in the use of equipment. Our short-term leases also include certain real estate for which either party has the right to cancel upon providing notice of 30 to 90 days. We do not recognize ROU assets or lease liabilities for short-term leases.

Inventories

Inventories included the following (work in process is not material):

	March 31, 2020	December 31, 2019
	(thousands)
Finished goods and work in process	$456,509	$413,020
Logs	40,247	45,574
Other raw materials and supplies	39,558	39,002
	$536,314	$497,596

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2020	December 31, 2019
	(thousands)
Land	$38,274	$39,304
Buildings	141,808	140,008
Improvements	61,326	61,187
Mobile equipment, information technology, and office furniture	168,711	165,445
Machinery and equipment	671,991	666,467
Construction in progress	35,270	34,846
	1,117,380	1,107,257
Less accumulated depreciation	(661,874)	(630,308)
	$455,506	$476,949

Long-Lived Asset Impairment

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the quarter ended March 31, 2020.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2020, and December 31, 2019, we held $182.1 million and $259.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2020, and December 31, 2019, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $331.6 million and $364.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2020, we had $95.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At March 31, 2020, we had two interest rate swap agreements with notional principal amounts of $50.0 million and $45.0 million. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable rate debt exposure. Payments on the interest rate swaps with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively. The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2020, we recorded a long-term liability of $1.5 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2019, we recorded a long-term asset of $0.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2020, receivables from two customers accounted for approximately 13% and 12% of total receivables. At December 31, 2019, receivables from these two customers accounted for approximately 14% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Our current contracts that reference LIBOR include certain debt instruments and interest rate swaps. The amendments are effective for eligible contract modifications subsequent to March 12, 2020 and through December 31, 2022. We are currently evaluating the effects of this ASU on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to reduce complexity in accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

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

3.    Income Taxes

For the three months ended March 31, 2020 and 2019, we recorded $4.0 million and $3.2 million, respectively, of income tax expense and had an effective rate of 24.7% and 21.9%, respectively. During the three months ended March 31, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards and accounting for the tax impact of the CARES Act. During the three months ended March 31, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards.

During the three months ended March 31, 2020, cash paid for taxes, net of refunds received, was $5.3 million. During the three months ended March 31, 2019, refunds received, net of cash taxes paid, were $11.0 million.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2020	2019
	(thousands, except per-share data)
Net income	$12,200	$11,389
Weighted average common shares outstanding during the period (for basic calculation)	39,163	38,884
Dilutive effect of other potential common shares	242	319
Weighted average common shares and potential common shares (for diluted calculation)	39,405	39,203

Net income per common share - Basic	$0.31	$0.29
Net income per common share - Diluted	$0.31	$0.29

The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.2 million shares of common stock, respectively, in the three months ended March 31, 2020 and 2019. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.	Curtailment of Manufacturing Facility

On February 20, 2020, we decided to permanently curtail I-joist production at our Roxboro, North Carolina facility by March 31, 2020. As a result of the curtailment, we recorded $15.0 million of accelerated depreciation during first quarter 2020 to fully depreciate the curtailed I-joist assets. In addition, we recorded $1.7 million of various closure-related costs in "Loss on curtailment of facility" in our Consolidated Statements of Operations.

6.	Debt

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(thousands)
Asset-based revolving credit facility due 2024	$—	$—
Asset-based credit facility term loan due 2024	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(5,085)	(4,456)
Long-term debt	$439,915	$440,544

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. On March 13, 2020, we entered into the sixth amendment to the Amended Agreement to reduce the maximum amount available for revolving loans from $370 million to $350 million (Revolving Credit Facility) and to extend the maturity date of the Credit Agreement from May 1, 2022, to the earlier of (i) March 13, 2025 and (ii) 90 days prior to the maturity of our $350 million of 5.625%senior notes due September 1, 2024 (or the maturity date of any permitted refinancing indebtedness in respect thereof). The term loan within the Amended Agreement remains at $50.0 million (ABL Term Loan). Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments, or $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2020, was $345.4 million.

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

Revolving Credit Facility

Interest rates under the Revolving Credit Facility are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.25% to 1.50% for loans based on LIBOR and from 0.25% to 0.50% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the LIBOR margin rate. In addition, we are required to pay an unused commitment fee at a rate of 0.25% per annum of the average unused portion of the lending commitments.

At both March 31, 2020, and December 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the three months ended March 31, 2020, the average interest rate on the ABL Term Loan was approximately 3.26%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 2.3% during the three months ended March 31, 2020.

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

Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the three months ended March 31, 2020, the average interest rate on the Term Loan was approximately 3.55%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.5%.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2020 and 2019, cash payments for interest were $10.7 million and $10.8 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended March 31
	2020	2019
	(thousands)
Operating lease cost	$3,346	$3,341
Finance lease cost
Amortization of right-of-use assets	447	375
Interest on lease liabilities	485	461
Variable lease cost	707	619
Short-term lease cost	1,133	994
Sublease income	(39)	(132)
Total lease cost	$6,079	$5,658

Other Information

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2020	2019
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,329	$3,301
Operating cash flows from finance leases	485	461
Financing cash flows from finance leases	264	181
Right-of-use assets obtained in exchange for lease obligations
Operating leases	2,608	585
Finance leases	974	—

Other information related to leases was as follows:

	March 31, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	14	14
Weighted-average discount rate
Operating leases	6.4%	6.5%
Finance leases	8.5%	8.5%

As of March 31, 2020, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2020	$9,990	$2,436
2021	12,759	3,284
2022	11,407	3,278
2023	11,093	3,306
2024	10,502	3,289
Thereafter	33,185	28,926
Total future minimum lease payments	88,936	44,519
Less: interest	(21,224)	(19,306)
Total lease obligations	67,712	25,213
Less: current obligations	(9,345)	(1,294)
Long-term lease obligations	$58,367	$23,919

As of March 31, 2020, the minimum lease payment amount for operating leases signed but not yet commenced was $3.9 million.

8.    Retirement and Benefit Plans

The following table presents the pension benefit costs:

	Three Months Ended March 31
	2020	2019
	(thousands)
Service cost	$168	$161
Interest cost	1,473	1,816
Expected return on plan assets	(1,374)	(1,474)
Amortization of actuarial (gain) loss	202	(43)
Plan settlement loss	86	—
Net periodic benefit expense	$555	$460

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

During the three months ended March 31, 2020, we contributed $0.7 million in cash to the pension plans. For the remainder of 2020, we expect to make approximately $1.0 million in cash contributions to the pension plans.

9.	Stock-Based Compensation

In February 2020 and 2019, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2020, we granted 94,850 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2020 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2020 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2019, we granted 110,923 PSUs to our officers and other employees, subject to performance and service conditions. During the 2019 performance period, officers and other employees earned 93% and 96%, respectively, of the target based on Boise Cascade’s 2019 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the three months ended March 31, 2020 and 2019, we granted an aggregate of 125,716 and 165,350 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During both of the three months ended March 31, 2020 and 2019, the total fair value of PSUs and RSUs vested was $11.1 million.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2020:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	295,347	$31.09	257,564	$31.14
Granted	94,850	36.45	125,716	36.45
Performance condition adjustment (a)	(6,989)	29.48	—	—
Vested	(162,622)	28.93	(143,807)	30.88
Forfeited	(24,246)	32.57	(26,707)	32.82
Outstanding, March 31, 2020	196,340	$35.34	212,766	$34.24
_______________________________

(a)	Represents total PSUs forfeited during the three months ended March 31, 2020 related to the 2019 performance condition adjustment described above.

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

	Three Months Ended March 31
	2020	2019
	(thousands)
PSUs	$610	$979
RSUs	1,064	1,221
Total	$1,674	$2,200

The related tax benefit for the three months ended March 31, 2020 and 2019, was $0.4 million and $0.6 million, respectively. As of March 31, 2020, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $8.5 million. This expense is expected to be recognized over a weighted-average period of 2.1 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during the three months ended March 31, 2020 and 2019, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On May 7, 2020, our board of directors declared a dividend of $0.10 per share on our common stock, payable on June 15, 2020, to stockholders of record on June 1, 2020. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
	(thousands)
Beginning balance, net of taxes	$(50,248)	$(47,652)
Amortization of actuarial (gain) loss, before taxes (a)	202	(43)
Effect of settlements, before taxes (a)	86	—
Income taxes	(73)	11
Ending balance, net of taxes	$(50,033)	$(47,684)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $4.2 million and $4.5 million, respectively, during the three months ended March 31, 2020 and 2019. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $22.6 million and $20.0 million, respectively, during the three months ended March 31, 2020 and 2019. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.	Segment Information

We operate our business using two reportable segments: Wood Products and Building Materials Distribution. Unallocated corporate costs are presented as reconciling items to arrive at operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended March 31
	2020	2019
	(millions)
Wood Products (a)
LVL	$6.1	$11.9
I-joists	4.5	5.3
Other engineered wood products	6.4	5.7
Plywood and veneer	63.8	67.4
Lumber	12.3	13.2
Byproducts	20.7	20.1
Other	6.8	10.8
	120.5	134.4

Building Materials Distribution
Commodity	440.3	398.4
General line	397.3	323.4
Engineered wood products	212.4	185.9
	1,050.0	907.7
	$1,170.5	$1,042.1
 ___________________________________

(a)
Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the three months ended March 31, 2020, approximately 79% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2020	2019
	(thousands)
Net sales by segment
Wood Products	$320,061	$319,523
Building Materials Distribution	1,049,997	907,708
Intersegment eliminations (a)	(199,524)	(185,145)
Total net sales	$1,170,534	$1,042,086

Segment operating income
Wood Products (b)	$3,763	$11,630
Building Materials Distribution	29,302	17,517
Total segment operating income	33,065	29,147
Unallocated corporate costs	(7,518)	(7,493)
Income from operations	$25,547	$21,654
___________________________________

(a)	Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)
Wood Products segment operating income for the three months ended March 31, 2020, includes $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 5, Curtailment of Manufacturing Facility.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2020, there have been no material changes to the above commitments disclosed in the 2019 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2020, there have been no material changes to the guarantees disclosed in the 2019 Form 10-K.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2019 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2019 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $25.5 million during the three months ended March 31, 2020, compared with income from operations of $21.7 million during the three months ended March 31, 2019. In our Wood Products segment, income decreased $7.9 million to $3.8 million for the three months ended March 31, 2020, from $11.6 million for the three months ended March 31, 2019. The decrease in segment income was due primarily to accelerated depreciation of $15.0 million and other closure-related costs of $1.7 million at our Roxboro, North Carolina facility, as well as lower plywood prices. These decreases were offset partially by lower manufacturing costs and higher EWP volumes. In our Building Materials Distribution segment, income increased $11.8 million to $29.3 million for the three months ended March 31, 2020, from $17.5 million for the three months ended March 31, 2019, driven primarily by a gross margin increase of $24.6 million, resulting from improved gross margins on commodity products and higher sales of general line and EWP products compared with first quarter 2019, offset partially by increased selling and distribution expenses of $12.2 million. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2020 with $215.0 million of cash and cash equivalents and $345.4 million of undrawn committed bank line availability, for total available liquidity of $560.4 million. We had $439.9 million of outstanding debt at March 31, 2020, with no maturities prior to 2024. We used $70.2 million of cash during the three months ended March 31, 2020, principally to fund seasonal working capital increases and capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the three month comparative periods are discussed further in "Liquidity and Capital Resources" below.

The full impacts of the global emergence of COVID-19 on our business and financial results are currently unknown. We are conducting business with modifications to our manufacturing production levels, mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We have observed other companies as well as various governmental agencies taking precautionary and preemptive actions to address COVID-19, and further actions may yet be taken that alter our normal business operations as well as those in our industry. The U.S. Department of Homeland Security (DHS) has designated the forest products industry, and thereby wood products manufacturing and building materials distribution, as part of the

Essential Critical Infrastructure Workforce. However, state and local agencies are not mandated to follow the DHS designations, and in certain geographies across the U.S., additional restrictions have been imposed that further limit or preclude residential construction activity.

Given the current outlook and with sufficient inventory on hand, our Wood Products segment has implemented changes to reduce the volume of EWP and plywood it will produce. In April 2020, we temporarily curtailed or reduced operating schedules at essentially all of our manufacturing facilities, and we expect to continue temporary curtailment of certain operations until market conditions improve. All of our distribution facilities continue to operate, but at reduced activity levels, particularly at locations whose trade areas have been subject to additional state or local restrictions. We expect activity levels across our distribution network to continue to vary widely as COVID-19 impacts geographies across the U.S. to differing degrees and federal, state or local restrictions are implemented or rescinded. To date, we have not experienced disruptions to our supply chain and have been able to source the necessary raw materials and finished goods needed by our operations. We continue to actively monitor evolving developments and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S., which has been historically cyclical. To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. The full impacts of the global emergence of COVID-19 on housing starts, residential repair-and-remodeling activity, and light commercial construction is uncertain. However, economists predict that housing starts will be negatively impacted compared to expectations prior to the COVID-19 outbreak. As of April 2020, the Blue Chip Economic Indicators consensus forecast for 2020 and 2021 single- and multi-family housing starts in the U.S. were 1.16 million and 1.25 million units, respectively, compared with actual housing starts of 1.29 million in 2019, as reported by the U.S. Census Bureau. Based upon current housing market indices, among other indicators, housing start levels for the second quarter of 2020 are likely to be below 1.00 million on a seasonally adjusted annual basis.

Although we believe that current U.S. demographics are supportive of higher levels of housing starts, we expect the economic consequences of COVID-19 to negatively impact residential construction. In particular, COVID-19 is expected to adversely affect the pace of household formation rates and residential repair-and-remodeling activity due to high unemployment rates, lower wages, low consumer confidence, prospective home buyers' lack of ability to view homes in person, prospective home buyers' access to and cost of financing, and housing affordability, as well as other factors. Household formation rates in turn will be a key factor behind the demand for new construction.

Robust construction activity in the first two months of 2020, as evidenced by seasonally adjusted annual rates of housing starts around 1.6 million, drove sharp increases in commodity products pricing that peaked in mid-March. However, concerns and uncertainty about the impacts of COVID-19 since then have negatively impacted residential construction activity and building products demand, resulting in curtailments of production across the industry and a sharp decline in commodity prices. Current composite panel and lumber prices are approximately 15% below the peaks of mid-March 2020 and are at similar levels to those experienced in second quarter 2019. We anticipate that commodity products pricing in the second quarter of 2020 will remain at current low levels, with the balance of the year subject to price volatility that will be dependent on the impact of COVID-19 on residential construction, industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

Factors That Affect Our Operating Results and Trends

Our results of operations and financial performance are influenced by a variety of factors, including the following:

•	the duration and magnitude of impacts of the COVID-19 pandemic;

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

•	labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•	impairment of our long-lived assets, goodwill, and/or intangible assets;

•	the highly competitive nature of our industry;

•	the need to successfully formulate and implement succession plans for key members of our management team;

•	material disruptions and/or major equipment failure at our manufacturing facilities;

•	disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•	concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•	product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•	cost and availability of raw materials, including wood fiber and glues and resins;

•	cost of compliance with government regulations, in particular environmental regulations;

•	our ability to successfully and efficiently complete and integrate acquisitions;

•	declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•	substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•	the cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•	exposure to product liability, product warranty, casualty, construction defect, and other claims;

•	the impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements,

•
our indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•	change in interest rate of our debt;

•	restrictive covenants contained in our debt agreements;

•	fluctuations in the market for our equity; and

•	the other factors described in "Item 1A. Risk Factors" in our 2019 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
	(millions)
Sales	$1,170.5	$1,042.1

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	992.3	897.8
Depreciation and amortization	35.3	19.2
Selling and distribution expenses	99.5	87.0
General and administrative expenses	16.1	16.7
Loss on curtailment of facility	1.7	—
Other (income) expense, net	0.2	(0.3)
	1,145.0	1,020.4

Income from operations	$25.5	$21.7

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	84.8%	86.2%
Depreciation and amortization	3.0	1.8
Selling and distribution expenses	8.5	8.4
General and administrative expenses	1.4	1.6
Loss on curtailment of facility	0.1	—
Other (income) expense, net	—	—
	97.8%	97.9%

Income from operations	2.2%	2.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31
	2020	2019
	(thousands)
U.S. Housing Starts (a)
Single-family	212.0	188.6
Multi-family	112.5	76.7
	324.5	265.3

	(thousands)
Segment Sales
Wood Products	$320,061	$319,523
Building Materials Distribution	1,049,997	907,708
Intersegment eliminations	(199,524)	(185,145)
Total sales	$1,170,534	$1,042,086

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.7	4.3
I-joists (equivalent lineal feet)	59	52
Plywood (sq. ft.) (3/8" basis)	318	336

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.50	$18.87
I-joists (1,000 equivalent lineal feet)	1,276	1,266
Plywood (1,000 sq. ft.) (3/8" basis)	267	287

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	41.9%	43.9%
General line	37.9%	35.6%
Engineered wood	20.2%	20.5%

Gross margin percentage (b)	12.6%	11.8%
_______________________________________

(a)	Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)
We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our Building Materials Distribution segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended March 31, 2020, total sales increased $128.4 million, or 12%, to $1,170.5 million from $1,042.1 million during the three months ended March 31, 2019. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2020, U.S. housing starts increased 22%, with single-family starts up 12% from the same period in 2019. Average composite lumber and panel prices for the three months ended March 31, 2020, were 12% and 3% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

Wood Products.  Sales, including sales to our BMD segment, increased $0.5 million to $320.1 million for the three months ended March 31, 2020, from $319.5 million for the three months ended March 31, 2019. The modest increase in sales was driven primarily by higher sales volumes for I-joists and LVL of 14% and 8%, respectively, resulting in increased sales of $9.3 million and $6.5 million, respectively. These increases were offset partially by decreases in sales prices and sales volumes for plywood of 7% and 5%, respectively, resulting in decreased sales of $6.2 million and $5.2 million, respectively. Excluding the impact of the Moncure plywood mill that was sold in first quarter 2019, plywood volumes decreased 1%. In addition, LVL net sales prices decreased 2% resulting in decreased sales of $1.7 million. I-joists net sales prices were relatively flat compared with the prior year quarter.

Building Materials Distribution.  Sales increased $142.3 million, or 16%, to $1,050.0 million for the three months ended March 31, 2020, from $907.7 million for the three months ended March 31, 2019. Compared with the same quarter in the prior year, the overall increase in sales was driven by a sales volume increase of 17%, offset partially by a sales price decrease of 1%. By product line, commodity sales increased 11%, or $41.9 million; general line product sales increased 23%, or $73.9 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 14%, or $26.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $94.4 million, or 11%, to $992.3 million for the three months ended March 31, 2020, compared with $897.8 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased, due to decreased manufacturing costs, offset partially by higher sales volumes of EWP, as well as higher per-unit costs of OSB (used in the manufacture of I-joists) of 9%, compared with first quarter 2019. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 300 basis points, which was primarily due to improved leveraging of manufacturing costs, offset partially by higher wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes. However, the BMD segment MLO rate improved 70 basis points compared with the first quarter 2019 due primarily to improved gross margin percentages for our commodity product sales, driven by an increasing commodity price environment during most of the first quarter. In addition, BMD sold a greater mix of general line products, which have higher gross margins than commodity products.

Depreciation and amortization expenses increased $16.1 million, or 84%, to $35.3 million for the three months ended March 31, 2020, compared with $19.2 million during the same period in the prior year. The increase was due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility, as well as incremental depreciation on capital expenditures. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Selling and distribution expenses increased $12.4 million, or 14%, to $99.5 million for the three months ended March 31, 2020, compared with $87.0 million during the same period in the prior year, due primarily to higher employee-related expenses and shipping and handling costs of $7.6 million and $1.6 million, respectively.

General and administrative expenses decreased $0.6 million, or 4%, to $16.1 million for the three months ended March 31, 2020, compared with $16.7 million for the same period in the prior year, primarily as a result of lower incentive compensation expenses. We expect incentive compensation to be lower in 2020 than the prior year, based on our expectation of lower sales and income in the remainder of 2020 due to the impacts of COVID-19.

For the three months ended March 31, 2020, loss on curtailment of facility was $1.7 million, representing various closure-related costs from the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income From Operations

Income from operations increased $3.9 million to $25.5 million for the three months ended March 31, 2020, compared with $21.7 million for the three months ended March 31, 2019.

Wood Products.  Segment income decreased $7.9 million to $3.8 million for the three months ended March 31, 2020, compared with $11.6 million for the three months ended March 31, 2019. The decrease in segment income was due primarily to accelerated depreciation of $15.0 million and other closure-related costs of $1.7 million at our Roxboro, North Carolina facility, as well as lower plywood prices. These decreases were offset partially by lower manufacturing costs and higher EWP volumes.

Building Materials Distribution.  Segment income increased $11.8 million to $29.3 million for the three months ended March 31, 2020, from $17.5 million for the three months ended March 31, 2019. The increase in segment income was driven primarily by a gross margin increase of $24.6 million, resulting from improved gross margins on commodity products and higher sales of general line and EWP products compared with first quarter 2019. This improvement was offset partially by increased selling and distribution expenses of $12.2 million.

Corporate.  Unallocated corporate expenses were $7.5 million for the three months ended March 31, 2020, which is flat compared with the same period in the prior year.

Other

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three months ended March 31, 2020 and 2019, we recorded $4.0 million and $3.2 million, respectively, of income tax expense and had an effective rate of 24.7% and 21.9%, respectively. During the three months ended March 31, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards and accounting for the tax impact of the CARES Act. During the three months ended March 31, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards.

Liquidity and Capital Resources

We ended first quarter 2020 with $215.0 million of cash and cash equivalents and $439.9 million of debt. At March 31, 2020, we had $560.4 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We used $70.2 million of cash during the three months ended March 31, 2020, principally to fund seasonal working capital increases and capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the three month comparative periods are noted below.

In response to the impacts of COVID-19, we have reduced our planned capital spending for 2020 from our previously expected range of $85-to-$95 million to $50-to-$70 million. We have also reduced discretionary spending in response to the COVID-19 impact. In addition, we have identified a number of other cash saving measures that may be implemented in the near term, the timing and extent of which will depend upon the depth and duration of COVID-19 and its impact on our operating results.

Although significant uncertainty remains regarding the impact of COVID-19 on our 2020 operating results and cash flows, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2020 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Three Months Ended March 31
	2020	2019
	(thousands)
Net cash used for operations	$(42,467)	$(36,959)
Net cash used for investment	(18,460)	(10,705)
Net cash used for financing	(9,318)	(7,803)

Operating Activities

For the three months ended March 31, 2020, our operating activities used $42.5 million of cash, compared with $37.0 million of cash used in the same period in 2019. The $5.5 million increase in cash used for operations was due primarily to an increase in working capital of $94.9 million during the three months ended March 31, 2020, compared with a $87.2 million increase for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, was $5.3 million during the three months ended March 31, 2020, compared with refunds received, net of cash taxes paid, of $11.0 million in the same period a year ago. These decreases were offset partially by an increase in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 29% and 19%, comparing sales for the months of March 2020 and 2019 with sales for the months of December 2019 and 2018, respectively. The increase in accounts payable and accrued liabilities provided $55.6 million of cash during the three months ended March 31, 2020, compared with $29.8 million in the same period a year ago. During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods.

Investment Activities

During the three months ended March 31, 2020 and 2019, we used $18.6 million and $14.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. For the three months ended March 31, 2019, we received asset sale proceeds of $2.5 million from the sale of a hardwood plywood facility located in Moncure, North Carolina.

Excluding acquisitions, we expect capital expenditures in 2020 to total approximately $50 million to $70 million. Included in our 2020 capital spending is the completion of the log utilization center improvement project at our plywood and veneer facility in Florien, Louisiana, as well as BMD's door shop expansion in Dallas, Texas. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions.

Financing Activities

During the three months ended March 31, 2020, our financing activities used $9.3 million of cash, including $4.6 million for common stock dividend payments and $3.3 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2020, we did not borrow under our revolving credit facility, and therefore have no borrowings outstanding as of March 31, 2020.

During the three months ended March 31, 2019, our financing activities used $7.8 million of cash, including $4.1 million for common stock dividend payments and $3.6 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2019, we did not borrow under our revolving credit facility.

On March 13, 2020, we negotiated an extension of our $350 million revolving credit agreement and our related $50 million term loan. As of March 31, 2020, we have no debt maturities prior to 2024.

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

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. There have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2019, except for on March 13, 2020, we extended the maturity date of our asset-based revolving credit facility and related $50 million term loan to the earlier of (i) March 13, 2025 and (ii) 90 days prior to the maturity of our $350 million of 5.625% senior notes due September 1, 2024 (or the maturity date of any permitted refinancing indebtedness in respect thereof) and decreased the maximum amount available under our revolving credit facility from $370 million to $350 million. For more information, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this form 10-Q.

Off-Balance-Sheet Activities

At March 31, 2020, and December 31, 2019, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2020, there have been no material changes to the guarantees disclosed in our 2019 Form 10-K.

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

Employees

As of May 3, 2020, we had approximately 5,870 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of May 3, 2020, we had ten collective bargaining agreements. Five agreements, covering approximately 470 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility, are set to expire on May 31, 2020. In addition, an agreement covering approximately 35 employees at our Vancouver BMD facility is set to expire on December 31, 2020, and an agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2021. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2020, there have been no material changes to financial market risks disclosed in our 2019 Form 10-K.

Environmental

As of March 31, 2020, there have been no material changes to environmental issues disclosed in our 2019 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. At March 31, 2020, there have been no material changes to our critical accounting estimates from those disclosed in our 2019 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. As of March 31, 2020, there have been no material changes in our exposure to market risk from those disclosed in our 2019 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of March 31, 2020, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2019 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission and the risk factors below related to the impact of COVID-19. We do not assume an obligation to update any forward-looking statement.

The full effect of the COVID-19 pandemic on our business is currently unknown but it may adversely affect our business and operating results.

The full impacts of the global emergence of COVID-19 on our business and financial results are currently unknown. We are conducting business with modifications to our manufacturing production levels, mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We have observed other companies as well as various governmental agencies taking precautionary and preemptive actions to address COVID-19, and further actions may yet be taken that alter our normal business operations as well as those in our industry. The U.S. Department of Homeland Security (DHS) has designated the forest products industry, and thereby wood products manufacturing and building materials distribution, as part of the Essential Critical Infrastructure Workforce. However, state and local agencies are not mandated to follow the DHS designations, and in certain geographies across the U.S., additional restrictions have been imposed that further limit or preclude residential construction activity. In April 2020, we temporarily curtailed or reduced operating schedules at essentially all of our manufacturing facilities. All of our distribution facilities are operating, but at reduced activity levels. We may be required to continue temporary curtailments and to operate both manufacturing and distribution facilities at reduced levels, which would result in further negative impacts on our business, financial condition, results of operations, and cash flows. We continue to actively monitor evolving developments and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our associates, customers, suppliers, and stockholders.

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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:

•	labor difficulties, including the inability to staff our facilities due to the COVID-19 outbreak;

•	equipment failure, particularly a press at one of our major EWP production facilities;

•	fires, floods, earthquakes, hurricanes, or other catastrophes;

•	unscheduled maintenance outages;

•	utility, information technology, telephonic, and transportation infrastructure disruptions;

•	other operational problems; or

•	ecoterrorism or threats of ecoterrorism.

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
In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our Building Materials Distribution segment would adversely affect our results of operations, cash flows, and financial position.
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

Future events or circumstances such as sustained negative economic impact of the COVID-19 pandemic, declines in single-family housing starts, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to the book value of certain assets and past investments we have made.

Adverse market conditions, including the inability of our customers to conduct operations due to the COVID-19 pandemic, may increase the credit risk from our customers.

Our Building Materials Distribution and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are, including the COVID-19 pandemic outbreak. Unfavorable market conditions or the inability of our customers to conduct operations due to the COVID-19 pandemic could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers' financial position. If our customers' financial positions become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow, and liquidity.
Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
Our ability to offer a wide variety of products to our Building Materials Distribution customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. In most instances, the commodity products we sell are obtainable from various sources and in sufficient quantities with our customers purchasing decision focused primarily on price and availability. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers purchasing decision. Supply chains, including key products purchased from our suppliers, may be disrupted during a pandemic outbreak such as COVID-19. In addition, although we have agreements in place with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

Our manufacturing operations may have difficulty obtaining wood fiber at favorable prices or at all.
Wood fiber is our principal raw material, which accounted for approximately 40% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. Availability of harvested logs and fiber may be limited by pandemics, fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2019. Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Availability of these supplies may be limited due to the inability of our vendors to conduct operations due to the COVID-19 pandemic.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2020

Number	Description

10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated March 13, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

10.2	Form of 2020 Restricted Stock Unit Agreement

10.3	Form of 2020 Performance Stock Unit Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 7, 2020