Form 10-Q
period 2020-06-30
BOISE CASCADE Co
filed 2020-07-31
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 39,196,619 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 24, 2020.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands, except per-share data)
Sales	$1,242,760	$1,230,081	$2,413,294	$2,272,167

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,048,902	1,049,655	2,041,172	1,947,477
Depreciation and amortization	19,899	19,454	55,231	38,671
Selling and distribution expenses	103,566	98,866	203,029	185,892
General and administrative expenses	18,755	16,786	34,839	33,461
Loss on curtailment of facility	38	—	1,707	—
Other (income) expense, net	(170)	188	(1)	(120)
	1,190,990	1,184,949	2,335,977	2,205,381

Income from operations	51,770	45,132	77,317	66,786

Foreign currency exchange gain (loss)	409	248	(464)	410
Pension expense (excluding service costs)	(302)	(290)	(689)	(589)
Interest expense	(6,633)	(6,486)	(13,054)	(12,923)
Interest income	190	416	845	908
Change in fair value of interest rate swaps	(514)	(1,551)	(2,828)	(2,534)
	(6,850)	(7,663)	(16,190)	(14,728)

Income before income taxes	44,920	37,469	61,127	52,058
Income tax provision	(11,334)	(9,751)	(15,341)	(12,951)
Net income	$33,586	$27,718	$45,786	$39,107

Weighted average common shares outstanding:
Basic	39,312	39,087	39,238	38,986
Diluted	39,387	39,199	39,381	39,185

Net income per common share:
Basic	$0.85	$0.71	$1.17	$1.00
Diluted	$0.85	$0.71	$1.16	$1.00

Dividends declared per common share	$0.10	$0.09	$0.20	$0.18

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
Net income	$33,586	$27,718	$45,786	$39,107
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $51, $(11), $102, and $(22), respectively	150	(33)	301	(65)
Effect of settlements, net of tax of $—, $—, $22 and $—, respectively	—	—	64	—
Other comprehensive income (loss), net of tax	150	(33)	365	(65)
Comprehensive income	$33,736	$27,685	$46,151	$39,042

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2020	December 31, 2019
	(thousands)
ASSETS
Current
Cash and cash equivalents	$361,436	$285,237
Receivables
Trade, less allowances of $890 and $591	350,673	215,894
Related parties	417	568
Other	9,772	15,184
Inventories	456,129	497,596
Prepaid expenses and other	14,716	8,285
Total current assets	1,193,143	1,022,764

Property and equipment, net	446,773	476,949
Operating lease right-of-use assets	64,676	64,228
Finance lease right-of-use assets	30,101	21,798
Timber deposits	14,212	12,287
Goodwill	60,382	60,382
Intangible assets, net	17,186	17,797
Deferred income taxes	7,620	7,952
Other assets	6,982	9,194
Total assets	$1,841,075	$1,693,351

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2020	December 31, 2019
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$320,839	$222,930
Related parties	1,835	1,624
Accrued liabilities
Compensation and benefits	78,386	83,943
Income taxes payable	7,391	—
Interest payable	6,696	6,723
Other	70,140	69,772
Total current liabilities	485,287	384,992

Debt
Long-term debt	440,178	440,544

Other
Compensation and benefits	42,205	45,586
Operating lease liabilities, net of current portion	58,913	58,029
Finance lease liabilities, net of current portion	31,816	23,419
Deferred income taxes	25,333	26,694
Other long-term liabilities	17,635	12,757
	175,902	166,485

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,564 and 44,353 shares issued, respectively	446	444
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	533,406	533,345
Accumulated other comprehensive loss	(49,883)	(50,248)
Retained earnings	394,648	356,698
Total stockholders' equity	739,708	701,330
Total liabilities and stockholders' equity	$1,841,075	$1,693,351

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2020	2019
	(thousands)
Cash provided by (used for) operations
Net income	$45,786	$39,107
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	56,295	39,821
Stock-based compensation	3,345	4,069
Pension expense	1,023	911
Deferred income taxes	(1,501)	5,629
Change in fair value of interest rate swaps	2,828	2,534
Loss on curtailment of facility (excluding severance)	1,476	—
Other	164	(33)
Decrease (increase) in working capital, net of acquisitions
Receivables	(129,532)	(93,977)
Inventories	41,102	13,324
Prepaid expenses and other	(6,989)	(4,773)
Accounts payable and accrued liabilities	95,505	45,355
Pension contributions	(1,062)	(927)
Income taxes payable	8,616	16,735
Other	1,220	(923)
Net cash provided by operations	118,276	66,852

Cash provided by (used for) investment
Expenditures for property and equipment	(28,849)	(32,824)
Acquisitions of businesses and facilities	—	(15,675)
Proceeds from sale of facilities	—	2,493
Proceeds from sales of assets and other	406	1,395
Net cash used for investment	(28,443)	(44,611)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	5,500
Payments of long-term debt, including revolving credit facility	—	(5,500)
Dividends paid on common stock	(8,562)	(7,562)
Tax withholding payments on stock-based awards	(3,309)	(3,574)
Other	(1,763)	(369)
Net cash used for financing	(13,634)	(11,505)

Net increase in cash and cash equivalents	76,199	10,736

Balance at beginning of the period	285,237	191,671

Balance at end of the period	$361,436	$202,407

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330
Net income							12,200	12,200
Other comprehensive income						215		215
Common stock issued	211	2						2
Stock-based compensation					1,674			1,674
Common stock dividends ($0.10 per share)							(3,866)	(3,866)
Tax withholding payments on stock-based awards					(3,309)			(3,309)
Proceeds from exercise of stock options					27			27
Other					(2)			(2)
Balance at March 31, 2020	44,564	$446	5,367	$(138,909)	$531,735	$(50,033)	$365,032	$708,271
Net income							33,586	33,586
Other comprehensive income						150		150
Stock-based compensation					1,671			1,671
Common stock dividends ($0.10 per share)							(3,970)	(3,970)
Balance at June 30, 2020	44,564	$446	5,367	$(138,909)	$533,406	$(49,883)	$394,648	$739,708

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

        Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $44.2 million and $43.4 million, for the three months ended June 30, 2020 and 2019, respectively, and $84.9 million and $80.3 million for the six months ended June 30, 2020 and 2019, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

        Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2020, and December 31, 2019, we had $45.4 million and $49.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2020, and December 31, 2019, we had $6.9 million and $9.2 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	June 30, 2020	December 31, 2019
	(thousands)
Finished goods and work in process	$383,202	$413,020
Logs	33,145	45,574
Other raw materials and supplies	39,782	39,002
	$456,129	$497,596

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2020	December 31, 2019
	(thousands)
Land	$38,274	$39,304
Buildings	144,538	140,008
Improvements	61,955	61,187
Mobile equipment, information technology, and office furniture	171,438	165,445
Machinery and equipment	677,307	666,467
Construction in progress	30,645	34,846
	1,124,157	1,107,257
Less accumulated depreciation	(677,384)	(630,308)
	$446,773	$476,949

Long-Lived Asset Impairment

        We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the quarter ended June 30, 2020.

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

Financial Instruments

        Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2020, and December 31, 2019, we held $333.9 million and $259.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2020, and December 31, 2019, the book value of our fixed-rate debt for each period was $350.0 million, and the fair value was estimated to be $353.5 million and $364.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our term loans is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the term loans is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our term loans approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

        We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loans and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2020, we had $95.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

        At June 30, 2020, we had four interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $95.0 million of variable rate debt exposure. Payments on two interest rate swaps, entered into in 2016, with notional principal amounts of $50.0 million and $45.0 million are due on a monthly basis at an annual fixed rate of 1.007% and 1.256%, respectively, and expire in February 2022 and March 2022, respectively (Initial Swaps). During the three months ended June 30, 2020, we entered into two forward interest rate swap agreements which commence on the expiration date of the Initial Swaps. Payments on these two interest rate swaps with notional principal amounts of $50.0 million and $45.0 million will be due on a monthly basis at an annual fixed rate of 0.39% and 0.431%, respectively, and expire in June 2025 and December 2025, respectively.

The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2020, we recorded a long-term liability of $2.0 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2019, we recorded a long-term asset of $0.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2020, receivables from two customers accounted for approximately 16% and 13% of total receivables. At December 31, 2019, receivables from these two customers accounted for approximately 14% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

        In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Our current contracts that reference LIBOR include certain debt instruments and interest rate swaps. The amendments are effective for eligible contract modifications subsequent to March 12, 2020 and through December 31, 2022. The adoption of this standard did not have a material effect on our financial statements, but we will assess any eligible contract modifications in the future.

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

3. Income Taxes

        For the three and six months ended June 30, 2020, we recorded $11.3 million and $15.3 million, respectively, of income tax expense and had an effective rate of 25.2% and 25.1%, respectively. During the three and six months ended June 30, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2019, we recorded $9.8 million and $13.0 million, respectively, of income tax expense and had an effective rate of 26.0% and 24.9%, respectively. During the three and six months ended June 30, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

        During the six months ended June 30, 2020, cash paid for taxes, net of refunds received were $8.9 million. During the six months ended June 30, 2019, refunds received, net of cash taxes paid, were $10.6 million.

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

        The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands, except per-share data)
Net income	$33,586	$27,718	$45,786	$39,107
Weighted average common shares outstanding during the period (for basic calculation)	39,312	39,087	39,238	38,986
Dilutive effect of other potential common shares	75	112	143	199
Weighted average common shares and potential common shares (for diluted calculation)	39,387	39,199	39,381	39,185

Net income per common share - Basic	$0.85	$0.71	$1.17	$1.00
Net income per common share - Diluted	$0.85	$0.71	$1.16	$1.00

        The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million and 0.2 million shares of common stock, respectively, in the three months ended June 30, 2020 and 2019, and 0.1 million and 0.2 million of common stock shares, respectively, in the six months ended June 30, 2020 and 2019. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

6. Debt

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
Term loan due 2026	45,000	45,000
5.625% senior notes due 2024	350,000	350,000
Deferred financing costs	(4,822)	(4,456)
Long-term debt	$440,178	$440,544

Asset-Based Credit Facility

        On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. On March 13, 2020, we entered into the sixth amendment to the Amended Agreement to reduce the maximum amount available for revolving loans from $370 million to $350 million (Revolving Credit Facility) and to extend the maturity date of the Credit Agreement from May 1, 2022, to March 13, 2025. The term loan within the Amended Agreement remains at $50.0 million (ABL Term Loan). Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

        The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments, or $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2020, was $345.4 million.

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

        At both June 30, 2020, and December 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

        ABL Term Loan

        The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

        Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the six months ended June 30, 2020, the average interest rate on the ABL Term Loan was approximately 2.75%.

        We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.7% during the six months ended June 30, 2020.

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

        Interest rates under the Term Loan Agreement are based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the six months ended June 30, 2020, the average interest rate on the Term Loan was approximately 2.97%. We have received and expect to continue receiving patronage credits under the Term Loan. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 2.0%.

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

2030 Notes

On July 27, 2020, we issued $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes), to repurchase any and all of our 2024 Notes in a cash tender offer, to redeem any 2024 Notes that remain outstanding after the consummation of the tender offer, to pay off our American AgCredit Term Loan of $45.0 million, and to pay related financings fees and expenses. For more information related to these debt transactions, see Note 14, Subsequent Events.

Interest Rate Swaps

        For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

        For both six months ended June 30, 2020 and 2019, cash payments for interest was $11.5 million.

7. Leases

Lease Costs

        The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
Operating lease cost	$3,361	$3,367	$6,707	$6,708
Finance lease cost
Amortization of right-of-use assets	552	385	999	760
Interest on lease liabilities	559	465	1,044	926
Variable lease cost	754	722	1,461	1,341
Short-term lease cost	937	1,075	2,070	2,069
Sublease income	(38)	(172)	(77)	(304)
Total lease cost	$6,125	$5,842	$12,204	$11,500

Other Information

        Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,588	$6,637
Operating cash flows from finance leases	1,044	926
Financing cash flows from finance leases	591	369
Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,769	1,368
Finance leases	9,338	310

        Other information related to leases was as follows:

	June 30, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	16	14
Weighted-average discount rate
Operating leases	6.4%	6.5%
Finance leases	7.7%	8.5%

        As of June 30, 2020, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2020	$6,398	$1,908
2021	12,858	3,853
2022	11,937	3,859
2023	11,636	3,898
2024	11,060	3,893
Thereafter	34,992	40,967
Total future minimum lease payments	88,881	58,378
Less: interest	(20,924)	(25,129)
Total lease obligations	67,957	33,249
Less: current obligations	(9,044)	(1,433)
Long-term lease obligations	$58,913	$31,816

8. Retirement and Benefit Plans

        The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
Service cost	$166	$161	$334	$322
Interest cost	1,473	1,809	2,946	3,625
Expected return on plan assets	(1,372)	(1,475)	(2,746)	(2,949)
Amortization of actuarial (gain) loss	201	(44)	403	(87)
Plan settlement loss	—	—	86	—
Net periodic benefit expense	$468	$451	$1,023	$911

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

We announced to plan participants that we will freeze accrual of all benefits on our qualified defined benefit pension plan (Pension Plan) effective August 31, 2020, as well as our intention to terminate the Pension Plan.

        During the six months ended June 30, 2020, we contributed $1.1 million in cash to the pension plans. For the remainder of 2020, we expect to make approximately $13 million in cash contributions to the pension plans, which includes the repurchase of two BMD locations leased from the Pension Plan. For information related to the contribution of properties to our qualified defined benefit pension plan, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K.

9. Stock-Based Compensation

        In first quarter 2020 and 2019, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

        During the six months ended June 30, 2020, we granted 94,850 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2020 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2020 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

        During the six months ended June 30, 2020 and 2019, we granted an aggregate of 125,716 and 166,180 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

        We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2020 and 2019, the total fair value of PSUs and RSUs vested was $11.1 million and $11.4 million, respectively.

        The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2020:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	295,347	$31.09	257,564	$31.14
Granted	94,850	36.45	125,716	36.45
Performance condition adjustment (a)	(6,989)	29.48	—	—
Vested	(162,622)	28.93	(143,807)	30.88
Forfeited	(24,246)	32.57	(26,707)	32.82
Outstanding, June 30, 2020	196,340	$35.34	212,766	$34.24
_______________________________
(a) Represents total PSUs forfeited during the six months ended June 30, 2020 related to the 2019 performance condition adjustment described above.
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

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
PSUs	$691	$736	$1,301	$1,715
RSUs	980	1,133	2,044	2,354
Total	$1,671	$1,869	$3,345	$4,069

        The related tax benefit for the six months ended June 30, 2020 and 2019, was $0.8 million and $1.0 million, respectively. As of June 30, 2020, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $9.8 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

10. Stockholders' Equity

Dividends

        On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2020 and 2019, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

        On July 30, 2020, our board of directors declared a dividend of $0.10 per share on our common stock, payable on September 15, 2020, to stockholders of record on September 1, 2020. For a description of the restrictions in our asset-based credit facility, Term Loan, and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
Beginning balance, net of taxes	$(50,033)	$(47,684)	$(50,248)	$(47,652)
Amortization of actuarial (gain) loss, before taxes (a)	201	(44)	403	(87)
Effect of settlements, before taxes (a)	—	—	86	—
Income taxes	(51)	11	(124)	22
Ending balance, net of taxes	$(49,883)	$(47,717)	$(49,883)	$(47,717)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.5 million and $4.3 million, respectively, during the three months ended June 30, 2020 and 2019, and $6.8 million and $8.8 million, respectively, during the six months ended June 30, 2020 and 2019. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $13.8 million and $21.4 million, respectively, during the three months ended June 30, 2020 and 2019, and $36.4 million and $41.4 million, respectively, during the six months ended June 30, 2020 and 2019. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(millions)
Wood Products (a)
LVL	$5.3	$12.0	$11.3	$23.9
I-joists	2.6	8.0	7.1	13.3
Other engineered wood products	5.2	8.6	11.6	14.3
Plywood and veneer	65.2	63.5	129.0	130.9
Lumber	12.3	14.0	24.6	27.2
Byproducts	15.7	18.0	36.4	38.0
Other	2.2	8.6	9.0	19.4
	108.5	132.7	229.0	267.1

Building Materials Distribution
Commodity	490.0	450.7	930.1	849.0
General line	448.1	429.6	845.6	753.1
Engineered wood products	196.2	217.2	408.6	403.0
	1,134.3	1,097.4	2,184.3	2,005.1
	$1,242.8	$1,230.1	$2,413.3	$2,272.2
 ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the six months ended June 30, 2020, approximately 80% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
Net sales by segment
Wood Products	$281,505	$334,256	$601,566	$653,779
Building Materials Distribution	1,134,260	1,097,421	2,184,257	2,005,129
Intersegment eliminations (a)	(173,005)	(201,596)	(372,529)	(386,741)
Total net sales	$1,242,760	$1,230,081	$2,413,294	$2,272,167

Segment operating income
Wood Products (b)	$17,074	$18,908	$20,837	$30,538
Building Materials Distribution	43,210	33,800	72,512	51,317
Total segment operating income	60,284	52,708	93,349	81,855
Unallocated corporate costs	(8,514)	(7,576)	(16,032)	(15,069)
Income from operations	$51,770	$45,132	$77,317	$66,786
___________________________________

(a) Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b) Wood Products segment operating income for the six months ended June 30, 2020, includes $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 5, Curtailment of Manufacturing Facility.

13. Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

        We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2020, there have been no material changes to the above commitments disclosed in the 2019 Form 10-K.

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

Guarantees

        We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2020, there have been no material changes to the guarantees disclosed in the 2019 Form 10-K.

14. Subsequent Events

On July 27, 2020, we issued $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes), to fund the repurchase of any and all of our 2024 Notes in a cash tender offer, to redeem any 2024 Notes that remain outstanding after the consummation of the tender offer, to pay off our American AgCredit Term Loan of $45.0 million, and to pay related financing fees and expenses. In connection with the repurchase and redemption of our 2024 Notes, we expect to recognize a pre-tax loss on extinguishment of debt of approximately $14.0 million during the third quarter of 2020, including $11.0 million of repurchase and redemption premiums and $3.0 million for the write-off of unamortized deferred financing costs.

The 2030 Notes are exempt from the registration requirements of the Securities Act and mature on July 1, 2030, with interest payable semiannually in arrears on January 1 and July 1, commencing on January 1, 2021. The 2030 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Amended Agreement.

The 2030 Notes are senior unsecured obligations and rank equally with all of the existing and future senior indebtedness of Boise Cascade Company and of the guarantors, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Amended Agreement to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the 2030 Notes.

The terms of the indenture governing the 2030 Notes, among other things, limit the ability of Boise Cascade and our restricted subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets.

The indenture governing the 2030 Notes provides for customary events of default and remedies.

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

Executive Overview

        We recorded income from operations of $51.8 million during the three months ended June 30, 2020, compared with income from operations of $45.1 million during the three months ended June 30, 2019. In our Wood Products segment, income decreased $1.8 million to $17.1 million for the three months ended June 30, 2020, from $18.9 million for the three months ended June 30, 2019. The decrease in segment income was due primarily to lower sales volumes and prices of EWP, as well as lower lumber sales prices. These decreases were offset partially by higher plywood sales prices and lower wood fiber costs. In our Building Materials Distribution segment, income increased $9.4 million to $43.2 million for the three months ended June 30, 2020, from $33.8 million for the three months ended June 30, 2019, driven primarily by a gross margin increase of $16.3 million, resulting from improved gross margins on commodity products compared with second quarter 2019. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $5.0 million and $1.2 million, respectively. These changes are discussed further in "Our Operating Results" below.

        We ended second quarter 2020 with $361.4 million of cash and cash equivalents and $345.4 million of undrawn committed bank line availability, for total available liquidity of $706.8 million. We had $440.2 million of outstanding debt at June 30, 2020. In addition, on July 27, 2020, we issued $400 million of 4.875% senior notes to fund the redemption of our $350 million aggregate principal amount of 5.625% senior notes due 2024 (2024 Notes), to pay off our American AgCredit Term Loan of $45.0 million, and to pay related financing fees and expenses. We generated $76.2 million of cash during the six months ended June 30, 2020, as cash provided by operations was offset by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are discussed further in "Liquidity and Capital Resources" below.

In response to rapidly evolving market conditions and economic uncertainties surrounding the impact of COVID-19, our Wood Products segment implemented certain production changes early in the second quarter, including temporary curtailments and reduced operating schedules at essentially all of our manufacturing facilities, to respond to weaker anticipated demand for the products we manufacture. Activity through the building products supply chain was weak early in the second quarter in response to COVID-19 uncertainties, including shelter-in-place orders in effect in many states, guidelines limiting activity for non-essential businesses, and other rules that limited the number of trade workers that can be on a residential construction site at one time. As restrictions were loosened or rescinded, construction activity resumed mid-quarter and continued at a robust pace through the end of the quarter. Our BMD warehouse sales were particularly strong as our retail lumberyard customers are relying on our broad base of inventory and high service levels to minimize their working capital investment given COVID-19 related uncertainties and elevated commodity product prices. In addition, we have had strong demand from our home center customers in response to elevated repair and remodel and "do-it-yourself" activity as people are spending more time at home during the pandemic.

As we begin the third quarter, Wood Products is in the process of attempting to restore production rates to pre-COVID-19 levels in response to strong end-product demand. However, we continue to experience periodic short-term disruptions at many locations due to COVID-19. In addition, we expect activity levels across our distribution network to continue to vary widely as COVID-19 impacts geographies across the U.S. to differing degrees, and federal, state, or local restrictions are implemented or rescinded. To date, we have not experienced significant supply chain disruptions that would limit our ability to meet customer delivery commitments or source the necessary raw materials and finished goods needed by our operations. We continue to conduct business with modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders.

        As of July 2020, the Blue Chip Economic Indicators consensus forecast for 2020 and 2021 single- and multi-family housing starts in the U.S. were 1.19 million and 1.27 million units, respectively, compared with actual housing starts of 1.29 million in 2019, as reported by the U.S. Census Bureau. Although we believe that current U.S. demographics support a higher level of housing starts, the impacts of COVID-19 on residential construction are uncertain. In particular, the economic consequences of COVID-19 may adversely affect the pace of household formation rates and residential repair-and-remodeling activity due to high unemployment rates, lower wages, reduced consumer confidence, prospective home buyers' lack of ability to view homes in person, homebuyers' access to and cost of financing, and housing affordability, as well as other factors. Beyond economic uncertainties, the pandemic may improve the demand for single-family residential construction as homeowners consider a transition to less densely populated geographies. Furthermore, with homeowners spending more time at home, repair and remodel spending may continue to strengthen as homeowners invest in existing homes.

        Increased construction activity in May and June of 2020, when coupled with second quarter capacity curtailments of commodity products across the industry, have created supply/demand imbalances in the marketplace. As such, order files at the manufacturing level have extended, and composite lumber and panel prices at the end of the second quarter were 30-40% above price realizations early in the quarter. We anticipate that commodity products pricing in the third quarter of 2020 will be subject to price volatility that will be dependent on the impact of COVID-19 on residential construction, capacity restoration and industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

Factors That Affect Our Operating Results and Trends

        Our results of operations and financial performance are influenced by a variety of factors, including the following:

•the duration and magnitude of impacts of the COVID-19 pandemic;

•the commodity nature of our products and their price movements, which are driven largely by industry capacity and operating rates, industry cycles that affect supply and demand, and net import and export activity;

•general economic conditions, including but not limited to housing starts, repair-and-remodeling activity, light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, unemployment rates, household formation rates, prospective home buyers' access to and cost of financing, and housing affordability, that ultimately affect demand for our products;

•labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•impairment of our long-lived assets, goodwill, and/or intangible assets;

•the highly competitive nature of our industry;

•the need to successfully formulate and implement succession plans for key members of our management team;

•material disruptions and/or major equipment failure at our manufacturing facilities;

•disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•cost and availability of raw materials, including wood fiber and glues and resins;

•cost of compliance with government regulations, in particular environmental regulations;

•our ability to successfully and efficiently complete and integrate acquisitions;

•declines in demand for our products due to competing technologies or materials, as well as changes in building code provisions;

•substantial ongoing capital investment costs, including those associated with recent acquisitions, and the difficulty in offsetting fixed costs related to those investments;

•the cost and availability of third-party transportation services used to deliver the goods we manufacture and distribute, as well as our raw materials;

•exposure to product liability, product warranty, casualty, construction defect, and other claims;

•the impact of actuarial assumptions, investment return on pension assets, and regulatory activity on pension costs and pension funding requirements,

•our indebtedness, including the possibility that we may not generate sufficient cash flows from operations or that future borrowings may not be available in amounts sufficient to fulfill our debt obligations and fund other liquidity needs;

•change in interest rate of our debt;

•restrictive covenants contained in our debt agreements;

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2019 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(millions)
Sales	$1,242.8	$1,230.1	$2,413.3	$2,272.2

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,048.9	1,049.7	2,041.2	1,947.5
Depreciation and amortization	19.9	19.5	55.2	38.7
Selling and distribution expenses	103.6	98.9	203.0	185.9
General and administrative expenses	18.8	16.8	34.8	33.5
Loss on curtailment of facility	—	—	1.7	—
Other (income) expense, net	(0.2)	0.2	—	(0.1)
	1,191.0	1,184.9	2,336.0	2,205.4

Income from operations	$51.8	$45.1	$77.3	$66.8

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	84.4%	85.3%	84.6%	85.7%
Depreciation and amortization	1.6	1.6	2.3	1.7
Selling and distribution expenses	8.3	8.0	8.4	8.2
General and administrative expenses	1.5	1.4	1.4	1.5
Loss on curtailment of facility	—	—	0.1	—
Other (income) expense, net	—	—	—	—
	95.8%	96.3%	96.8%	97.1%

Income from operations	4.2%	3.7%	3.2%	2.9%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(thousands)
U.S. Housing Starts (a)
Single-family	210.6	242.1	425.0	430.7
Multi-family	79.3	107.7	194.1	184.3
	289.9	349.8	619.1	615.0

	(thousands)
Segment Sales
Wood Products	$281,505	$334,256	$601,566	$653,779
Building Materials Distribution	1,134,260	1,097,421	2,184,257	2,005,129
Intersegment eliminations	(173,005)	(201,596)	(372,529)	(386,741)
Total sales	$1,242,760	$1,230,081	$2,413,294	$2,272,167

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	3.8	4.6	8.5	9.0
I-joists (equivalent lineal feet)	50	60	109	113
Plywood (sq. ft.) (3/8" basis)	314	343	632	679

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.36	$18.70	$18.44	$18.78
I-joists (1,000 equivalent lineal feet)	1,260	1,279	1,268	1,273
Plywood (1,000 sq. ft.) (3/8" basis)	287	272	277	279

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	43.2%	41.0%	42.6%	42.3%
General line	39.5%	39.2%	38.7%	37.6%
Engineered wood	17.3%	19.8%	18.7%	20.1%

Gross margin percentage (b)	13.4%	12.4%	13.0%	12.1%
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

Sales

        For the three months ended June 30, 2020, total sales increased $12.7 million, or 1%, to $1,242.8 million from $1,230.1 million during the three months ended June 30, 2019. For the six months ended June 30, 2020, total sales increased by $141.1 million, or 6%, to $2,413.3 million from $2,272.2 million for the same period in the prior year. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2020, U.S. housing starts decreased 17%, with single-family starts down 13% from the same period in 2019. On a year-to-date basis through June 2020, total and single-family housing starts were relatively flat compared with the same period in 2019. Average composite lumber and average composite panel prices for the three months ended June 30, 2020, were 18% and 14% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the six months ended June 30, 2020, average composite lumber and average composite panel prices were 15% and 8% higher, respectively, compared with the same period in the prior year.

        Wood Products.  Sales, including sales to our BMD segment, decreased $52.8 million, or 16%, to $281.5 million for the three months ended June 30, 2020, from $334.3 million for the three months ended June 30, 2019. The decrease in sales was driven primarily by lower sales volumes for I-joists and LVL of 18% and 16%, respectively, resulting in decreased sales of $13.9 million and $14.0 million, respectively. In addition, sales volumes for plywood decreased 8%, resulting in decreased sales of $7.9 million. Lumber, LVL, and I-joists net sales prices decreased 16%, 2% and 1%, respectively, resulting in decreased sales of $2.2 million, $1.3 million, and $1.0 million, respectively. These decreases were offset partially by increases in sales prices for plywood of 6%, resulting in increased sales of $4.8 million.

For the six months ended June 30, 2020, sales, including sales to our BMD segment, decreased $52.2 million, or 8%, to $601.6 million from $653.8 million for the same period in the prior year. The decrease in sales was driven primarily by decreases in sales volumes and prices for plywood of 7% and 1%, respectively, resulting in decreased sales of $13.2 million and $1.4 million, respectively. Excluding the impact of the Moncure plywood mill that was sold in first quarter 2019, plywood volumes decreased 5%. In addition, sales volumes for LVL and I-joists decreased 5% and 3%, respectively, resulting in decreased sales of $7.6 million and $4.5 million, respectively. LVL net sales prices decreased 2% resulting in decreased sales of $2.9 million, while I-joists net sales prices were relatively flat compared with the prior year period. In addition, lumber sales prices decreased 18%, resulting in decreased sales of $5.2 million.

        Building Materials Distribution.  Sales increased $36.8 million, or 3%, to $1,134.3 million for the three months ended June 30, 2020, from $1,097.4 million for the three months ended June 30, 2019. Compared with the same quarter in the prior year, the overall increase in sales was driven by a sales price increase of 4%, offset partially by a sales volume decrease of 1%. By product line, commodity sales increased 9%, or $39.3 million; general line product sales increased 4%, or $18.5 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) decreased 10%, or $21.0 million.

During the six months ended June 30, 2020, sales increased $179.1 million, or 9%, to $2,184.3 million from $2,005.1 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 6% and 3%, respectively. By product line, commodity sales increased 10%, or $81.1 million; general line product sales increased 12%, or $92.4 million; and sales of EWP increased 1%, or $5.6 million.

Costs and Expenses
        Materials, labor, and other operating expenses (excluding depreciation) decreased $0.8 million to $1,048.9 million for the three months ended June 30, 2020, compared with $1,049.7 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased, due to lower sales volumes and slightly lower log costs, offset partially by higher per-unit costs of OSB (used in the manufacture of I-joists) of 26%, compared with second quarter 2019. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 150 basis points, which was primarily due to lower manufacturing and wood fiber costs. In BMD, materials, labor, and other operating expenses increased, driven by higher purchased materials costs as a result of higher commodity prices. However, the BMD segment MLO rate improved 100 basis points compared with the second quarter 2019 due primarily to improved gross margin percentages for our commodity product sales, driven by an increasing commodity price environment during the second quarter 2020.

For the six months ended June 30, 2020, materials, labor, and other operating expenses (excluding depreciation), increased $93.7 million or 5%, to $2,041.2 million, compared with $1,947.5 million in the same period in the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes and slightly lower log costs, offset partially by higher per-unit costs of OSB of 17%, compared with the first half of

2019. The MLO rate in our Wood Products segment decreased by 220 basis points, which was primarily due to lower manufacturing and wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes and higher commodity prices, compared with the first half of 2019. However, the BMD segment MLO rate improved 90 basis points compared with the first half of 2019 due primarily to improved gross margin percentages for our commodity product sales, driven by an increasing commodity price environment during most of the first half of 2020. In addition, BMD sold a greater mix of general line products, which have higher gross margins than commodity products.

        Depreciation and amortization expenses increased $0.4 million, or 2%, to $19.9 million for the three months ended June 30, 2020, compared with $19.5 million during the same period in the prior year. For the six months ended June 30, 2020, these expenses increased $16.6 million, or 43%, to $55.2 million, compared with $38.7 million in the same period in the prior year. The increase was due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility, as well as incremental depreciation on capital expenditures. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

        Selling and distribution expenses increased $4.7 million, or 5%, to $103.6 million for the three months ended June 30, 2020, compared with $98.9 million during the same period in the prior year, due primarily to higher employee-related expenses of $6.3 million, offset partially by lower travel and entertainment expenses of $2.0 million. For the six months ended June 30, 2020, selling and distribution expenses increased $17.1 million, or 9%, to $203.0 million, compared with $185.9 million during the same period in 2019, due primarily to higher employee-related expenses and shipping and handling costs of $13.6 million and $1.1 million, respectively.

        General and administrative expenses increased $2.0 million, or 12%, to $18.8 million for the three months ended June 30, 2020, compared with $16.8 million for the same period in the prior year. For the six months ended June 30, 2020, general and administrative expenses increased $1.4 million, or 4%, to $34.8 million, compared with $33.5 million during the same period in 2019. The increases for both periods were primarily a result of higher employee-related expenses, offset partially by lower discretionary expenses, including travel and entertainment expenses and professional fees.

        For the six months ended June 30, 2020, loss on curtailment of facility was $1.7 million, representing various closure-related costs from the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income From Operations

        Income from operations increased $6.6 million to $51.8 million for the three months ended June 30, 2020, compared with $45.1 million for the three months ended June 30, 2019. Income from operations increased $10.5 million to $77.3 million for the six months ended June 30, 2020, compared with $66.8 million for the six months ended June 30, 2019.
        Wood Products.  Segment income decreased $1.8 million to $17.1 million for the three months ended June 30, 2020, compared with $18.9 million for the three months ended June 30, 2019. The decrease in segment income was due primarily to lower sales volumes and prices of EWP, as well as lower lumber sales prices. These decreases were offset partially by higher plywood sales prices and lower wood fiber costs.

For the six months ended June 30, 2020, segment income decreased $9.7 million to $20.8 million from $30.5 million for the six months ended June 30, 2019. The decrease in segment income was due primarily to accelerated depreciation of $15.0 million and other closure-related costs of $1.7 million at our Roxboro, North Carolina facility, as well as lower EWP, plywood, and lumber prices. These decreases were offset partially by lower manufacturing and wood fiber costs.

        Building Materials Distribution.  Segment income increased $9.4 million to $43.2 million for the three months ended June 30, 2020, from $33.8 million for the three months ended June 30, 2019. The increase in segment income was driven primarily by a gross margin increase of $16.3 million, resulting from improved gross margins on commodity products compared with second quarter 2019. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $5.0 million and $1.2 million, respectively.

For the six months ended June 30, 2020, segment income increased $21.2 million to $72.5 million from $51.3 million for the six months ended June 30, 2019. The increase in segment income was driven primarily by a gross margin increase of $41.0 million resulting from improved gross margins on commodity products and higher sales of general line products compared with the first half of 2019. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $17.2 million and $1.7 million, respectively.

        Corporate.  Unallocated corporate expenses increased $0.9 million to $8.5 million from $7.6 million for the three months ended June 30, 2020, compared with the same period in the prior year. For the six months ended June 30, 2020, unallocated corporate expenses increased $1.0 million to $16.0 million from $15.1 million for the six months ended June 30, 2019. The increases for both periods were due primarily to higher employee-related expenses, including incentive compensation.

Other
        Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

        For the three and six months ended June 30, 2020, we recorded $11.3 million and $15.3 million, respectively, of income tax expense and had an effective rate of 25.2% and 25.1%, respectively. During the three and six months ended June 30, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2019, we recorded $9.8 million and $13.0 million, respectively, of income tax expense and had an effective rate of 26.0% and 24.9%, respectively. During the three and six months ended June 30, 2019, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

        We ended second quarter 2020 with $361.4 million of cash and cash equivalents and $440.2 million of debt. At June 30, 2020, we had $706.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $76.2 million of cash during the six months ended June 30, 2020, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six month comparative periods are noted below.

On July 27, 2020, we issued $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes) to fund the redemption of our 2024 Notes, to pay off our American AgCredit Term Loan of $45.0 million, and to pay related financing fees and expenses. For more information related to these debt transactions, see the discussion in Note 14, Subsequent Events of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

In response to the uncertainty of the impacts of COVID-19, we have reduced our planned capital spending for 2020 from our previously expected range of $85-to-$95 million to $50-to-$70 million. We have also reduced discretionary spending and have identified other cash saving measures that may be implemented in the near term, the timing and extent of which will depend upon the depth and duration of COVID-19 and its impact on our operating results.

        Although significant uncertainty remains regarding the impact of COVID-19 on our operating results and cash flows for the remainder of 2020 and into 2021, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, pension contributions, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2020 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2020	2019
	(thousands)
Net cash provided by operations	$118,276	$66,852
Net cash used for investment	(28,443)	(44,611)
Net cash used for financing	(13,634)	(11,505)

Operating Activities

        For the six months ended June 30, 2020, our operating activities generated $118.3 million of cash, compared with $66.9 million of cash generated in the same period in 2019. The $51.4 million increase in cash provided by operations was due primarily to a decrease in working capital of $0.1 million during the six months ended June 30, 2020, compared with a $40.1 million increase for the same period in the prior year. In addition, cash provided by operations increased due to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. These increases were offset partially by cash paid for taxes, net of refunds received, of $8.9 million during the six months ended June 30, 2020, compared with refunds received, net of cash taxes paid, of $10.6 million in the same period a year ago.

        The change in working capital during both periods was primarily attributable to higher receivables, offset by higher accounts payable and decreased inventories. The increases in receivables in both periods primarily reflect increased sales of approximately 47% and 38%, comparing sales for the months of June 2020 and 2019 with sales for the months of December 2019 and 2018, respectively. The increase in accounts payable and accrued liabilities provided $95.5 million of cash during the six months ended June 30, 2020, compared with $45.4 million in the same period a year ago. During both periods, extended terms offered by major vendors to our Building Materials Distribution segment and seasonally higher purchasing activity contributed to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods. During the six months ended June 30, 2020, distribution inventories decreased due to stronger than expected demand and higher inventory turns, while manufacturing inventories decreased due to reduced production levels in response to lower market demand. Both businesses have continued to manage their inventory levels in response to the volatility in demand caused by the COVID-19 pandemic. During the six months ended June 30, 2019, inventories decreased, as inventory in our Building Materials Distribution segment did not increase at the same rate as the comparative prior year period as a result of weak commodity pricing in the first six months of 2019, and as inventory levels at the end of 2018 were seasonally higher than normal with slower sales in the second half of 2018 due to slower housing activity and declining commodity prices.

Investment Activities

        During the six months ended June 30, 2020 and 2019, we used $28.8 million and $32.8 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. In addition, during the six months ended June 30, 2019, we used $15.7 million for acquisitions, offset partially by asset sale proceeds of $2.5 million from the sale of a hardwood plywood facility located in Moncure, North Carolina.

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

Financing Activities

        During the six months ended June 30, 2020, our financing activities used $13.6 million of cash, including $8.6 million for common stock dividend payments and $3.3 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2020, we did not borrow under our revolving credit facility, and therefore have no borrowings outstanding on the facility as of June 30, 2020.

        During the six months ended June 30, 2019, our financing activities used $11.5 million of cash, including $7.6 million for common stock dividend payments and $3.6 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2019, we also borrowed $5.5 million under our revolving credit facility to fund intra-month working capital needs, which were subsequently repaid during the same period with cash at hand.

        On March 13, 2020, we negotiated an extension of our $350 million revolving credit agreement and our related $50 million term loan. As of June 30, 2020, we have no debt maturities prior to 2024.

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

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. As of June 30, 2020, there have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2019, except for on March 13, 2020, we extended the maturity date of our asset-based revolving credit facility and related $50 million term loan to March 13, 2025 and decreased the maximum amount available under our revolving credit facility from $370 million to $350 million.

Subsequent to June 30, 2020, we issued $400 million of 4.875% senior notes to fund the redemption of our $350 million of 5.625% senior notes due 2024 and to pay off our American AgCredit Term Loan of $45.0 million. In addition, we announced to plan participants that we will freeze accrual of all benefits on our qualified defined benefit pension plan (Pension Plan) effective August 31, 2020, as well as our intention to terminate the Pension Plan (Plan Termination). As part of the Plan Termination process, we expect to repurchase two BMD locations leased from the Pension Plan for approximately $12 million, and we do not expect the Plan Termination to result in a meaningful amount of additional cash contributions to the Pension Plan. We intend to enter into an agreement with an insurance company to transfer all remaining assets and liabilities in the Pension Plan as soon as practicable. For more information, see Note 6, Debt, Note 8, Retirement and Benefit Plans, and Note 14, Subsequent Events, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Off-Balance-Sheet Activities

At June 30, 2020, and December 31, 2019, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2020, there have been no material changes to the guarantees disclosed in our 2019 Form 10-K.

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

Employees

As of July 26, 2020, we had approximately 5,780 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of July 26, 2020, we had ten collective bargaining agreements. Five agreements, covering approximately 460 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility, expired on May 31, 2020, but the terms and conditions of those agreements remain in effect pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. In addition, an agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2021, and two agreements covering approximately 670 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2021. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

        In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2020, there have been no material changes to financial market risks disclosed in our 2019 Form 10-K.

Environmental

        As of June 30, 2020, there have been no material changes to environmental issues disclosed in our 2019 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. At June 30, 2020, there have been no material changes to our critical accounting estimates from those disclosed in our 2019 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. As of June 30, 2020, there have been no material changes in our exposure to market risk from those disclosed in our 2019 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of June 30, 2020, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The full impacts of the global emergence of COVID-19 on our business and financial results remain unknown. We are conducting business with modifications to our manufacturing production levels, mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Companies and various governmental agencies have taken precautionary and preemptive actions to address COVID-19, and further actions may yet be taken that alter our normal business operations as well as those in our industry. The U.S. Department of Homeland Security (DHS) has continued to designate the forest products industry, and thereby wood products manufacturing and building materials distribution, as part of the Essential Critical Infrastructure Workforce. However, state and local agencies are not mandated to follow the DHS designations, and in certain geographies across the U.S., additional restrictions have been imposed that further limit or preclude residential construction activity. All of our manufacturing and distribution facilities are operating, but we have experienced periodic disruptions at many locations due to COVID-19. We may be required to implement temporary curtailments and to operate both manufacturing and distribution facilities at reduced levels, which would result in negative impacts on our business, financial condition, results of operations, and cash flows. We continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our associates, customers, suppliers, and stockholders.

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
•equipment failure, particularly a press at one of our major EWP production facilities;
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

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020

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

Date:  July 31, 2020