Form 10-Q
period 2020-09-30
BOISE CASCADE Co
filed 2020-10-30
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 39,201,226 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 23, 2020.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands, except per-share data)
Sales	$1,589,313	$1,269,524	$4,002,607	$3,541,691

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,261,697	1,078,924	3,302,869	3,026,401
Depreciation and amortization	20,029	20,969	75,260	59,640
Selling and distribution expenses	122,884	106,567	325,913	292,459
General and administrative expenses	26,060	18,603	60,899	52,064
Loss on curtailment of facility	—	—	1,707	—
Other (income) expense, net	71	(437)	70	(557)
	1,430,741	1,224,626	3,766,718	3,430,007

Income from operations	158,572	44,898	235,889	111,684

Foreign currency exchange gain (loss)	265	(200)	(199)	210
Pension expense (excluding service costs)	(302)	(1,613)	(991)	(2,202)
Interest expense	(7,002)	(6,532)	(20,056)	(19,455)
Interest income	113	837	958	1,745
Change in fair value of interest rate swaps	147	(569)	(2,681)	(3,103)
Loss on extinguishment of debt	(13,968)	—	(13,968)	—
	(20,747)	(8,077)	(36,937)	(22,805)

Income before income taxes	137,825	36,821	198,952	88,879
Income tax provision	(34,633)	(9,650)	(49,974)	(22,601)
Net income	$103,192	$27,171	$148,978	$66,278

Weighted average common shares outstanding:
Basic	39,315	39,087	39,264	39,020
Diluted	39,526	39,292	39,396	39,202

Net income per common share:
Basic	$2.62	$0.70	$3.79	$1.70
Diluted	$2.61	$0.69	$3.78	$1.69

Dividends declared per common share	$1.70	$0.09	$1.90	$0.27

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
Net income	$103,192	$27,171	$148,978	$66,278
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $51, $(12), $153, and $(34), respectively	151	(32)	452	(97)
Effect of settlements, net of tax of $—, $341, $22 and $341, respectively	—	1,001	64	1,001
Other comprehensive income, net of tax	151	969	516	904
Comprehensive income	$103,343	$28,140	$149,494	$67,182

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	September 30, 2020	December 31, 2019
	(thousands)
ASSETS
Current
Cash and cash equivalents	$503,935	$285,237
Receivables
Trade, less allowances of $1,629 and $591	425,585	215,894
Related parties	375	568
Other	11,929	15,184
Inventories	454,327	497,596
Prepaid expenses and other	17,368	8,285
Total current assets	1,413,519	1,022,764

Property and equipment, net	447,330	476,949
Operating lease right-of-use assets	63,231	64,228
Finance lease right-of-use assets	30,033	21,798
Timber deposits	13,945	12,287
Goodwill	60,382	60,382
Intangible assets, net	16,880	17,797
Deferred income taxes	7,619	7,952
Other assets	6,897	9,194
Total assets	$2,059,836	$1,693,351

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2020	December 31, 2019
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$381,038	$222,930
Related parties	1,654	1,624
Accrued liabilities
Compensation and benefits	118,437	83,943
Income taxes payable	16,606	—
Interest payable	3,596	6,723
Dividends payable	62,722	—
Other	92,335	69,772
Total current liabilities	676,388	384,992

Debt
Long-term debt	443,583	440,544

Other
Compensation and benefits	32,005	45,586
Operating lease liabilities, net of current portion	57,494	58,029
Finance lease liabilities, net of current portion	31,923	23,419
Deferred income taxes	24,275	26,694
Other long-term liabilities	16,032	12,757
	161,729	166,485

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,568 and 44,353 shares issued, respectively	446	444
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	536,025	533,345
Accumulated other comprehensive loss	(49,732)	(50,248)
Retained earnings	430,306	356,698
Total stockholders' equity	778,136	701,330
Total liabilities and stockholders' equity	$2,059,836	$1,693,351

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2020	2019
	(thousands)
Cash provided by (used for) operations
Net income	$148,978	$66,278
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	76,784	61,340
Stock-based compensation	5,839	6,016
Pension expense	1,492	2,687
Deferred income taxes	(2,460)	10,008
Change in fair value of interest rate swaps	2,681	3,103
Loss on curtailment of facility (excluding severance)	1,476	—
Other	205	(235)
Loss on extinguishment of debt	13,968	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(205,995)	(77,811)
Inventories	42,904	45,184
Prepaid expenses and other	(9,641)	(3,516)
Accounts payable and accrued liabilities	213,935	66,130
Pension contributions	(12,659)	(1,324)
Income taxes payable	17,121	19,109
Other	(857)	(2,219)
Net cash provided by operations	293,771	194,750

Cash provided by (used for) investment
Expenditures for property and equipment	(46,994)	(53,249)
Acquisitions of businesses and facilities	—	(15,676)
Proceeds from sale of facilities	—	2,493
Proceeds from sales of assets and other	563	1,644
Net cash used for investment	(46,431)	(64,788)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	400,000	5,500
Payments of long-term debt, including revolving credit facility	(405,774)	(5,500)
Payments of deferred financing costs	(6,222)	—
Dividends paid on common stock	(12,553)	(11,070)
Tax withholding payments on stock-based awards	(3,309)	(3,575)
Other	(784)	(545)
Net cash used for financing	(28,642)	(15,190)

Net increase in cash and cash equivalents	218,698	114,772

Balance at beginning of the period	285,237	191,671

Balance at end of the period	$503,935	$306,443

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330
Net income							12,200	12,200
Other comprehensive income						215		215
Common stock issued	211	2						2
Stock-based compensation					1,674			1,674
Common stock dividends ($0.10 per share)							(3,866)	(3,866)
Tax withholding payments on stock-based awards					(3,309)			(3,309)
Proceeds from exercise of stock options					27			27
Other					(2)			(2)
Balance at March 31, 2020	44,564	$446	5,367	$(138,909)	$531,735	$(50,033)	$365,032	$708,271
Net income							33,586	33,586
Other comprehensive income						150		150
Stock-based compensation					1,671			1,671
Common stock dividends ($0.10 per share)							(3,970)	(3,970)
Balance at June 30, 2020	44,564	$446	5,367	$(138,909)	$533,406	$(49,883)	$394,648	$739,708
Net income							103,192	103,192
Other comprehensive income						151		151
Common stock issued	4	—						—
Stock-based compensation					2,494			2,494
Common stock dividends ($1.70 per share)							(67,534)	(67,534)
Proceeds from exercise of stock options					125			125
Balance at September 30, 2020	44,568	$446	5,367	$(138,909)	$536,025	$(49,732)	$430,306	$778,136

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

    We operate our business using two reportable segments: (1) Wood Products, which primarily manufactures EWP and plywood, and (2) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 12, Segment Information.

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

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $49.2 million and $46.9 million, for the three months ended September 30, 2020 and 2019, respectively, and $134.1 million and $127.3 million for the nine months ended September 30, 2020 and 2019, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2020, and December 31, 2019, we had $62.7 million and $49.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2020, and December 31, 2019, we had $7.7 million and $9.2 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

    Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. The current portion of our operating and finance lease liabilities are recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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

Inventories

Inventories included the following (work in process is not material):

	September 30, 2020	December 31, 2019
	(thousands)
Finished goods and work in process	$385,310	$413,020
Logs	28,549	45,574
Other raw materials and supplies	40,468	39,002
	$454,327	$497,596

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2020	December 31, 2019
	(thousands)
Land	$38,274	$39,304
Buildings	144,845	140,008
Improvements	63,033	61,187
Mobile equipment, information technology, and office furniture	175,931	165,445
Machinery and equipment	681,230	666,467
Construction in progress	36,377	34,846
	1,139,690	1,107,257
Less accumulated depreciation	(692,360)	(630,308)
	$447,330	$476,949

Long-Lived Asset Impairment

    We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the quarter ended September 30, 2020.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2020, and December 31, 2019, we held $466.0 million and $259.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2020, and December 31, 2019, the book value of our fixed-rate debt was $400.0 million and $350.0 million, respectively, and the fair value was estimated to be $430.0 million and $364.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At September 30, 2020, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR after the pay-off of our $45.0 million term loan in July 2020, described in Note 6, Debt. During the three months ended September 30, 2020, we liquidated our interest rate swap agreements with notional principal amounts of $45.0 million in conjunction with the pay-off of the $45.0 million term loan. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At September 30, 2020, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million is due on a monthly basis at an annual fixed rate of 1.007% and expires in February 2022 (Initial Swap). During the three months ended June 30, 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39% and expires in June 2025.

The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2020, we recorded a long-term liability of $0.8 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2019, we recorded a long-term asset of $0.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2020, receivables from two customers accounted for approximately 13% and 11% of total receivables. At December 31, 2019, receivables from these two customers accounted for approximately 14% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Our current contracts that reference LIBOR include certain debt instruments and interest rate swaps. The amendments are effective for eligible contract modifications subsequent to March 12, 2020, and through December 31, 2022. The adoption of this standard did not have a material effect on our financial statements, but we will assess any eligible contract modifications in the future.

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

3.    Income Taxes

    For the three and nine months ended September 30, 2020, we recorded $34.6 million and $50.0 million, respectively, of income tax expense and had an effective rate of 25.1% in both periods. For the three and nine months ended September 30, 2019, we recorded $9.7 million and $22.6 million, respectively, of income tax expense and had an effective rate of 26.2% and 25.4%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    During the nine months ended September 30, 2020, cash paid for taxes, net of refunds received were $35.3 million. During the nine months ended September 30, 2019, refunds received, net of cash taxes paid, were $7.1 million.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands, except per-share data)
Net income	$103,192	$27,171	$148,978	$66,278
Weighted average common shares outstanding during the period (for basic calculation)	39,315	39,087	39,264	39,020
Dilutive effect of other potential common shares	211	205	132	182
Weighted average common shares and potential common shares (for diluted calculation)	39,526	39,292	39,396	39,202

Net income per common share - Basic	$2.62	$0.70	$3.79	$1.70
Net income per common share - Diluted	$2.61	$0.69	$3.78	$1.69

    The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in both the three months ended September 30, 2020 and 2019, and 0.2 million of common stock shares in both the nine months ended September 30, 2020 and 2019. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

6.    Debt

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
Term loan due 2026	—	45,000
4.875% senior notes due 2030	400,000	—
5.625% senior notes due 2024	—	350,000
Deferred financing costs	(6,417)	(4,456)
Long-term debt	$443,583	$440,544

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments, or $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2020, was $345.4 million.

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

    At both September 30, 2020, and December 31, 2019, we had no borrowings outstanding under the Revolving Credit Facility and $4.6 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the nine months ended September 30, 2020, the average interest rate on the ABL Term Loan was approximately 2.47%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.5% during the nine months ended September 30, 2020.

Term Loan

    On March 30, 2016 (Closing Date), Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and the guarantors party thereto, entered into a term loan agreement, as amended, (Term Loan Agreement) with American AgCredit, PCA, as administrative agent and sole lead arranger, and other banks in the Farm Credit system named therein as lenders. The original Term Loan Agreement was for a $75.0 million secured term loan (Term Loan). In December 2016, we repaid $30 million of the Term Loan. In July 2020, we paid off the remaining balance on the Term Loan of $45.0 million, thus satisfying and discharging our obligations under the Term Loan.

    Interest rates under the Term Loan Agreement were based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranged from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the nine months ended September 30, 2020, the average interest rate on the Term Loan was approximately 2.82%. We have received and expect to receive patronage credits through the period in which the Term Loan was outstanding. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 1.8%.

2024 Notes

    On August 29, 2016, Boise Cascade issued $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes), through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our 2024 Notes was payable semiannually in arrears on March 1 and September 1.

In connection with the issuance of the $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes) described below, we commenced a tender offer to purchase any and all of our $350 million aggregate principal amount of 2024 Notes then outstanding. On July 27, 2020, we accepted for purchase an aggregate principal amount of $212.5 million of the 2024 Notes that were tendered. On September 1, 2020, we redeemed the remaining $137.5 million in aggregate principal amount of the 2024 Notes outstanding and our obligations under the indenture, pursuant to which the 2024 Notes were issued, were satisfied and discharged. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.0 million during the three months ended September 30, 2020. The loss includes $10.8 million of debt extinguishment premium payments and $3.2 million for the write-off of unamortized deferred financing costs.

2030 Notes

On July 27, 2020, we issued the 2030 Notes through a private placement that was exempt from the registration requirements of the Securities Act. The 2030 Notes mature on July 1, 2030, with interest payable semiannually in arrears on January 1 and July 1, commencing on January 1, 2021. The 2030 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Amended Agreement.

Following the sale of our 2030 Notes, as noted above, we used the net proceeds of the sale to repurchase or redeem any and all of our 2024 Notes, to pay off our Term Loan of $45.0 million, and to pay related financings fees and expenses related to the offering of the 2030 Notes and incurred in connection with the repurchase or redemption of the 2024 Notes.

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

The terms of the indenture governing the 2030 Notes, among other things, limit the ability of Boise Cascade and our restricted subsidiaries to: incur additional debt; declare or pay dividends; redeem stock or make other distributions to stockholders; make investments; create liens on assets; consolidate, merge or transfer substantially all of their assets; enter into transactions with affiliates; and sell or transfer certain assets. The indenture governing the 2030 Notes permits us to pay dividends only if at the time of payment (i) no default has occurred or is continuing (or would result from such payment) under the indenture, and (ii) our consolidated leverage ratio is no greater than 3.5:1, or (iii) the dividend, together with other dividends since the issue date, would not exceed our "builder" basket under the indenture. In addition, the indenture includes certain specific baskets for the payment of dividends.

The indenture governing the 2030 Notes provides for customary events of default and remedies.

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the nine months ended September 30, 2020 and 2019, cash payments for interest were $21.2 million and $22.7 million, respectively.

7.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
Operating lease cost	$3,313	$3,442	$10,020	$10,150
Finance lease cost
Amortization of right-of-use assets	603	410	1,602	1,170
Interest on lease liabilities	615	479	1,659	1,405
Variable lease cost	754	721	2,215	2,062
Short-term lease cost	899	1,338	2,969	3,407
Sublease income	(31)	(134)	(108)	(438)
Total lease cost	$6,153	$6,256	$18,357	$17,756

Other Information

    Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,744	$10,026
Operating cash flows from finance leases	1,659	1,405
Financing cash flows from finance leases	936	571
Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,628	3,243
Finance leases	9,871	2,655

Other information related to leases was as follows:

	September 30, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	15	14
Weighted-average discount rate
Operating leases	6.4%	6.5%
Finance leases	7.7%	8.5%

    As of September 30, 2020, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2020	$3,233	$974
2021	13,005	3,917
2022	12,236	3,923
2023	11,945	3,963
2024	11,190	3,959
Thereafter	34,992	41,319
Total future minimum lease payments	86,601	58,055
Less: interest	(19,932)	(24,618)
Total lease obligations	66,669	33,437
Less: current obligations	(9,175)	(1,514)
Long-term lease obligations	$57,494	$31,923

8.    Retirement and Benefit Plans

    The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
Service cost	$167	$163	$501	$485
Interest cost	1,474	1,792	4,420	5,417
Expected return on plan assets	(1,374)	(1,477)	(4,120)	(4,426)
Amortization of actuarial (gain) loss	202	(44)	605	(131)
Plan settlement loss	—	1,342	86	1,342
Net periodic benefit expense	$469	$1,776	$1,492	$2,687

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

    During the nine months ended September 30, 2020, we contributed $12.7 million in cash to the pension plans. During the third quarter 2020, we repurchased two BMD real property locations we previously had contributed to our qualified defined benefit pension plan (Pension Plan) for approximately $11.4 million, which were recorded as pension contributions. For information related to the contribution of properties to our qualified defined benefit pension plan, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K. For the remainder of 2020, we expect to make approximately $0.1 million in cash contributions to our nonqualified salaried pension plans.

We have announced to plan participants our intention to terminate our Pension Plan (Plan Termination). In conjunction with the Plan Termination, we froze accrual of all benefits on our Pension Plan effective August 31, 2020. In addition, we purchased a buy-in group annuity contract (Buy-In) from The Prudential Insurance Company of America (Prudential), which was funded with plan assets on August 6, 2020.

In anticipation of the Plan Termination, the Buy-In will fund lump-sum payments made to eligible plan participants. The lump-sum program is expected to close on October 31, 2020 and participants who elect to participate will receive payment on or about December 2, 2020, after which, neither the Pension Plan nor Prudential will have any further obligations to those participants.

After completion of the lump-sum program, we expect to exercise our option to convert the Buy-In to a buy-out group annuity contract (Buy-Out) for no additional premium. When the Buy-Out becomes effective, we plan to irrevocably transfer to Prudential the future benefit obligations and annuity administration for all remaining plan participants (or their beneficiaries) in the Pension Plan. We expect these transactions to fully eliminate the liabilities of our Pension Plan, upon which we will record the related non-cash accounting adjustments as required by the application of pension settlement accounting rules.

9.    Stock-Based Compensation

    In first quarter 2020 and 2019, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the nine months ended September 30, 2020, we granted 94,850 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2020 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2020 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

    During the nine months ended September 30, 2020 and 2019, we granted an aggregate of 125,716 and 166,675 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2020 and 2019, the total fair value of PSUs and RSUs vested was $11.1 million and $11.4 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2020:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	295,347	$31.09	257,564	$31.14
Granted	94,850	36.45	125,716	36.45
Performance condition adjustment (a)	(6,989)	29.48	—	—
Vested	(162,622)	28.93	(143,807)	30.88
Forfeited	(24,246)	32.57	(26,707)	32.82
Outstanding, September 30, 2020	196,340	$35.34	212,766	$34.24
_______________________________
(a)    Represents total PSUs forfeited during the nine months ended September 30, 2020, related to the 2019 performance condition adjustment described above.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
PSUs	$1,503	$800	$2,804	$2,515
RSUs	991	1,147	3,035	3,501
Total	$2,494	$1,947	$5,839	$6,016

    The related tax benefit for both the nine months ended September 30, 2020 and 2019, was $1.5 million. As of September 30, 2020, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $11.2 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

10.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the nine months ended September 30, 2020 and 2019, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

    On September 28, 2020, our board of directors declared a supplemental dividend of $1.60 per share on our common stock, payable on November 2, 2020, to stockholders of record on October 15, 2020. At September 30, 2020, we accrued $62.7 million in "Dividends payable" on our Consolidated Balance Sheets, representing our supplemental dividend declaration. On October 29, 2020, our board of directors declared a quarterly dividend of $0.10 per share on our common stock, payable on December 15, 2020, to stockholders of record on December 1, 2020. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
Beginning balance, net of taxes	$(49,883)	$(47,717)	$(50,248)	$(47,652)
Amortization of actuarial (gain) loss, before taxes (a)	202	(44)	605	(131)
Effect of settlements, before taxes (a)	—	1,342	86	1,342
Income taxes	(51)	(329)	(175)	(307)
Ending balance, net of taxes	$(49,732)	$(46,748)	$(49,732)	$(46,748)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.8 million and $4.0 million, respectively, during the three months ended September 30, 2020 and 2019, and $9.5 million and $12.8 million, respectively, during the nine months ended September 30, 2020 and 2019. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $15.6 million and $21.4 million, respectively, during the three months ended September 30, 2020 and 2019, and $52.0 million and $62.7 million, respectively, during the nine months ended September 30, 2020 and 2019. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(millions)
Wood Products (a)
LVL	$4.3	$7.9	$15.6	$31.8
I-joists	3.3	4.9	10.4	18.2
Other engineered wood products	5.6	6.2	17.2	20.5
Plywood and veneer	105.1	64.6	234.2	195.5
Lumber	13.3	13.5	37.9	40.7
Byproducts	16.1	18.3	52.5	56.4
Other	3.9	8.5	12.9	27.8
	151.6	123.9	380.7	391.0

Building Materials Distribution
Commodity	718.9	467.9	1,649.1	1,316.7
General line	483.0	454.5	1,328.5	1,207.7
Engineered wood products	235.8	223.3	644.3	626.4
	1,437.7	1,145.6	3,621.9	3,150.7
	$1,589.3	$1,269.5	$4,002.6	$3,541.7
 ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the nine months ended September 30, 2020, approximately 80% of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
Net sales by segment
Wood Products	$363,674	$325,102	$965,240	$978,881
Building Materials Distribution	1,437,683	1,145,621	3,621,940	3,150,750
Intersegment eliminations (a)	(212,044)	(201,199)	(584,573)	(587,940)
Total net sales	$1,589,313	$1,269,524	$4,002,607	$3,541,691

Segment operating income
Wood Products (b)	$66,035	$15,597	$86,872	$46,135
Building Materials Distribution	107,901	38,665	180,413	89,982
Total segment operating income	173,936	54,262	267,285	136,117
Unallocated corporate costs	(15,364)	(9,364)	(31,396)	(24,433)
Income from operations	$158,572	$44,898	$235,889	$111,684
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)    Wood Products segment operating income for the nine months ended September 30, 2020, includes $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 5, Curtailment of Manufacturing Facility.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2020, there have been no material changes to the above commitments disclosed in the 2019 Form 10-K.

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

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2020, there have been no material changes to the guarantees disclosed in the 2019 Form 10-K, except for debt transactions disclosed in Note 6, Debt.

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

Executive Overview

    We recorded income from operations of $158.6 million during the three months ended September 30, 2020, compared with income from operations of $44.9 million during the three months ended September 30, 2019. In our Wood Products segment, income increased $50.4 million to $66.0 million for the three months ended September 30, 2020, from $15.6 million for the three months ended September 30, 2019, due primarily to higher plywood sales prices. In our Building Materials Distribution segment, income increased $69.2 million to $107.9 million for the three months ended September 30, 2020, from $38.7 million for the three months ended September 30, 2019, driven by a gross margin increase of $86.7 million, resulting primarily from improved gross margins on commodity products compared with third quarter 2019. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $14.3 million and $2.5 million, respectively. These changes are discussed further in "Our Operating Results" below.

    We ended third quarter 2020 with $503.9 million of cash and cash equivalents and $345.4 million of undrawn committed bank line availability, for total available liquidity of $849.3 million. We had $443.6 million of outstanding debt at September 30, 2020. We generated $218.7 million of cash during the nine months ended September 30, 2020, as cash provided by operations and issuances of long-term debt was offset partially by debt payments, capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the nine month comparative periods are discussed further in "Liquidity and Capital Resources" below.
In response to rapidly evolving market conditions and economic uncertainties surrounding the impact of COVID-19, and various restrictions that limited residential construction activity, our Wood Products segment and many other producers in our industry reduced production levels early in the second quarter. In addition, many companies involved in the manufacture and distribution of building materials dramatically reduced inventory levels in late first quarter and early second quarter in response to falling commodity wood products prices and future demand uncertainty. As restrictions were loosened or rescinded, construction activity resumed mid-second quarter and continued at a robust pace through the third quarter. Across commodity product lines, product demand in the third quarter exceeded supply, and producers struggled to restore capacity because of COVID-19 related disruptions and natural disasters, causing significant increases in commodity products prices. Our BMD warehouse sales were strong throughout the third quarter as our retail lumberyard customers are relying on our broad base of inventory and high service levels to minimize their working capital investment given COVID-19 related uncertainties and historically high commodity product prices. In addition, we have had strong demand from our home center customers in response to elevated repair and remodel and "do-it-yourself" activity as people are spending more time at home during the pandemic.

As we begin the fourth quarter, Wood Products continues to make efforts to restore production rates to pre-COVID-19 levels in response to strong end-product demand, particularly for our EWP. However, we continue to experience periodic short-term disruptions at many locations due to COVID-19. In addition, we expect activity levels across our distribution network to continue to vary widely as COVID-19 impacts geographies across the U.S. to differing degrees, and federal, state, or local restrictions are implemented or rescinded. To date, we have not experienced significant supply chain disruptions that would limit our ability to meet customer delivery commitments or source the necessary raw materials and finished goods needed by our operations. We continue to conduct business with modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders.

    While there continues to be a heightened level of economic uncertainty given the pandemic, low mortgage rates, continuation of work-from-home practices by many in the economy, and demographics in the U.S. have created a favorable demand environment for new residential construction, which we expect to continue into next year. Furthermore, with homeowners spending more time at home, repair and remodel spending may continue to strengthen as homeowners invest in existing homes. As of October 2020, the Blue Chip Economic Indicators consensus forecast for 2020 and 2021 single- and multi-family housing starts in the U.S. were 1.32 million and 1.38 million units, respectively, compared with actual housing starts of 1.29 million in 2019, as reported by the U.S. Census Bureau. Although we believe that current U.S. demographics support a higher level of housing starts, and many national home builders are reporting strong near-term backlogs, the impacts of COVID-19 on residential construction are uncertain. A re-acceleration of COVID-19 cases could prompt state or local officials to reinstitute restrictions that could limit or constrain building activity. In addition, the economic consequences of COVID-19 may adversely affect the pace of household formation rates and residential repair-and-remodeling activity due to high unemployment rates, lower wages, reduced consumer confidence, prospective home buyers' lack of ability to view homes in person, homebuyers' access to and cost of financing, and housing affordability, as well as other factors.

    Strong demand when coupled with capacity constraints in third quarter 2020 created supply/demand imbalances in the marketplace and historically high pricing levels for commodity lumber and panel products. However, October 2020 composite lumber and panel prices have declined by approximately 35% and 10% from the peaks reached in September 2020 and are at risk for further price erosion that will be dependent on the impact of COVID-19 on residential construction, capacity restoration and industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices. As previously announced, we will also continue to evaluate plywood market conditions, log supply availability, operating costs, environmental permits, and other factors influencing our Elgin plywood operations as we approach 2021.

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

•the highly competitive nature of our industry;

•disruptions to information systems used to process and store customer, employee, and vendor information, as well as the technology that manages our operations and other business processes;

•material disruptions and/or major equipment failure at our manufacturing facilities;

•concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers;

•labor disruptions, shortages of skilled and technical labor, or increased labor costs;

•the need to successfully formulate and implement succession plans for key members of our management team;

•impairment of our long-lived assets, goodwill, and/or intangible assets;

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2019 Form 10-K and in this Form 10-Q.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(millions)
Sales	$1,589.3	$1,269.5	$4,002.6	$3,541.7

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,261.7	1,078.9	3,302.9	3,026.4
Depreciation and amortization	20.0	21.0	75.3	59.6
Selling and distribution expenses	122.9	106.6	325.9	292.5
General and administrative expenses	26.1	18.6	60.9	52.1
Loss on curtailment of facility	—	—	1.7	—
Other (income) expense, net	0.1	(0.4)	0.1	(0.6)
	1,430.7	1,224.6	3,766.7	3,430.0

Income from operations	$158.6	$44.9	$235.9	$111.7

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.4%	85.0%	82.5%	85.5%
Depreciation and amortization	1.3	1.7	1.9	1.7
Selling and distribution expenses	7.7	8.4	8.1	8.3
General and administrative expenses	1.6	1.5	1.5	1.5
Loss on curtailment of facility	—	—	—	—
Other (income) expense, net	—	—	—	—
	90.0%	96.5%	94.1%	96.8%

Income from operations	10.0%	3.5%	5.9%	3.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(thousands)
U.S. Housing Starts (a)
Single-family	283.9	243.3	715.6	674.1
Multi-family	104.3	105.1	300.6	289.4
	388.2	348.4	1,016.2	963.5

	(thousands)
Segment Sales
Wood Products	$363,674	$325,102	$965,240	$978,881
Building Materials Distribution	1,437,683	1,145,621	3,621,940	3,150,750
Intersegment eliminations	(212,044)	(201,199)	(584,573)	(587,940)
Total sales	$1,589,313	$1,269,524	$4,002,607	$3,541,691

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.6	13.1	13.6
I-joists (equivalent lineal feet)	63	60	172	173
Plywood (sq. ft.) (3/8" basis)	316	343	948	1,022

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$18.14	$18.59	$18.33	$18.71
I-joists (1,000 equivalent lineal feet)	1,237	1,268	1,257	1,271
Plywood (1,000 sq. ft.) (3/8" basis)	428	254	328	271

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	50.0%	40.8%	45.5%	41.8%
General line	33.6%	39.7%	36.7%	38.3%
Engineered wood	16.4%	19.5%	17.8%	19.9%

Gross margin percentage (b)	16.4%	13.0%	14.4%	12.5%
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

Sales

    For the three months ended September 30, 2020, total sales increased $319.8 million, or 25%, to $1,589.3 million from $1,269.5 million during the three months ended September 30, 2019. For the nine months ended September 30, 2020, total sales increased by $460.9 million, or 13%, to $4,002.6 million from $3,541.7 million for the same period in the prior year. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2020, U.S. housing starts increased 11%, with single-family starts up 17% from the same period in 2019. On a year-to-date basis through September 2020, total and single-family housing starts increased 5% and 6%, respectively, compared with the same period in 2019. Average composite lumber and average composite panel prices for the three months ended September 30, 2020, were 109% and 100% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2020, average composite lumber and average composite panel prices were 47% and 37% higher, respectively, compared with the same period in the prior year.

    Wood Products.  Sales, including sales to our BMD segment, increased $38.6 million, or 12%, to $363.7 million for the three months ended September 30, 2020, from $325.1 million for the three months ended September 30, 2019. The increase in sales was driven primarily by higher plywood prices of 69%, resulting in increased sales of $54.9 million. Plywood demand in the third quarter far outpaced industry production levels, driving the sharp increase in pricing. In addition, higher sales volumes for I-joists of 5% resulted in increased sales of $3.8 million. These increases were offset partially by lower sales volumes for plywood and LVL of 8% and 2%, respectively, resulting in decreased sales of $7.0 million and $1.4 million, respectively. The lower volume for plywood sales reflects our continued work to optimize veneer into EWP production, as well as periodic short-term disruptions related to COVID-19. In addition, net sales prices for LVL and I-joists each decreased 2%, resulting in decreased sales of $2.0 million each.

For the nine months ended September 30, 2020, sales, including sales to our BMD segment, decreased $13.6 million, or 1%, to $965.2 million from $978.9 million for the same period in the prior year. The decrease in sales was driven primarily by decreases in sales volumes for plywood and LVL of 7% and 4%, respectively, resulting in decreased sales of $20.2 million and $8.9 million, respectively. In addition, net sales prices for LVL and I-joists decreased 2% and 1%, respectively, resulting in decreased sales of $5.0 million and $2.5 million, respectively. Lumber sales prices decreased 13%, resulting in decreased sales of $5.3 million. In addition, decreases in other sales, including by-products, freight, logs, and other EWP, contributed to the decrease in sales. These decreases were offset partially by higher sales prices for plywood of 21%, resulting in increased sales of $53.6 million. I-joists sales volumes were relatively flat compared with the prior year period.

    Building Materials Distribution.  Sales increased $292.1 million, or 25%, to $1,437.7 million for the three months ended September 30, 2020, from $1,145.6 million for the three months ended September 30, 2019. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price increases of 25%, with relatively flat sales volumes. By product line, commodity sales increased 54%, or $251.1 million; general line product sales increased 6%, or $28.5 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 6%, or $12.5 million.

During the nine months ended September 30, 2020, sales increased $471.2 million, or 15%, to $3,621.9 million from $3,150.8 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales price and sales volume increases of 10% and 5%, respectively. By product line, commodity sales increased 25%, or $332.4 million; general line product sales increased 10%, or $120.8 million; and sales of EWP increased 3%, or $18.0 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) increased $182.8 million, or 17%, to $1,261.7 million for the three months ended September 30, 2020, compared with $1,078.9 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased, due to lower sales volumes, offset partially by higher per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 43% and 3%, compared with third quarter 2019. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 1,320 basis points, which was primarily due to higher plywood sales prices, resulting in improved leveraging of other manufacturing costs, labor costs, and wood fiber costs. In BMD, materials, labor, and other operating expenses increased, driven by higher purchased materials costs as a result of higher commodity prices. However, the BMD segment MLO rate improved 340 basis points compared with the third quarter 2019 due primarily to improved gross margin percentages for our commodity product sales, driven by an increasing commodity price environment during the third quarter 2020.

For the nine months ended September 30, 2020, materials, labor, and other operating expenses (excluding depreciation), increased $276.5 million or 9%, to $3,302.9 million, compared with $3,026.4 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased, due to lower sales volumes, offset partially by higher per-unit costs of OSB and logs of 26% and 1%, respectively, compared with the first nine months of 2019. The MLO rate in our Wood Products segment decreased by 640 basis points, which was primarily due to higher plywood sales prices, resulting in improved leveraging of manufacturing costs, including labor costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher commodity prices and higher sales volumes, compared with the first nine months of 2019. However, the BMD segment MLO rate improved 190 basis points compared with the first nine months of 2019 due primarily to improved gross margin percentages for our commodity product sales, driven by an increasing commodity price environment during most of the first nine months of 2020.

    Depreciation and amortization expenses decreased $0.9 million, or 4%, to $20.0 million for the three months ended September 30, 2020, compared with $21.0 million during the same period in the prior year. For the nine months ended September 30, 2020, these expenses increased $15.6 million, or 26%, to $75.3 million, compared with $59.6 million in the same period in the prior year, due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

    Selling and distribution expenses increased $16.3 million, or 15%, to $122.9 million for the three months ended September 30, 2020, compared with $106.6 million during the same period in the prior year, due primarily to higher employee-related expenses, mostly incentive compensation, of $16.3 million, offset partially by lower travel and entertainment expenses of $2.0 million. For the nine months ended September 30, 2020, selling and distribution expenses increased $33.5 million, or 11%, to $325.9 million, compared with $292.5 million during the same period in 2019, due primarily to higher employee-related expenses, mostly incentive compensation, of $29.7 million, as well as higher shipping and handling costs of $1.6 million. These increases were offset partially by lower travel and entertainment expenses of $4.1 million.

    General and administrative expenses increased $7.5 million, or 40%, to $26.1 million for the three months ended September 30, 2020, compared with $18.6 million for the same period in the prior year. For the nine months ended September 30, 2020, general and administrative expenses increased $8.8 million, or 17%, to $60.9 million, compared with $52.1 million during the same period in 2019. The increases for both periods were primarily a result of higher employee-related expenses, mostly incentive compensation, offset partially by lower discretionary expenses, including travel and entertainment expenses and professional fees.

    For the nine months ended September 30, 2020, loss on curtailment of facility was $1.7 million, representing various closure-related costs from the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income From Operations

    Income from operations increased $113.7 million to $158.6 million for the three months ended September 30, 2020, compared with $44.9 million for the three months ended September 30, 2019. Income from operations increased $124.2 million to $235.9 million for the nine months ended September 30, 2020, compared with $111.7 million for the nine months ended September 30, 2019.
    Wood Products.  Segment income increased $50.4 million to $66.0 million for the three months ended September 30, 2020, compared with $15.6 million for the three months ended September 30, 2019. The increase in segment income was due primarily to higher plywood sales prices, offset partially by higher wood fiber costs, as well as lower net sales prices of EWP. In addition, selling and distribution expenses and general and administrative expenses increased $2.0 million and $1.7 million, respectively.

For the nine months ended September 30, 2020, segment income increased $40.7 million to $86.9 million from $46.1 million for the nine months ended September 30, 2019. The increase in segment income was due primarily to higher plywood sales prices and lower manufacturing costs. These improvements were offset partially by accelerated depreciation of $15.0 million and other closure-related costs of $1.7 million at our Roxboro, North Carolina facility, as well as lower EWP and lumber prices. In addition, selling and distribution expenses and general and administrative expenses increased $1.9 million and $1.1 million, respectively.

    Building Materials Distribution.  Segment income increased $69.2 million to $107.9 million for the three months ended September 30, 2020, from $38.7 million for the three months ended September 30, 2019. The increase in segment income was driven by a gross margin increase of $86.7 million, resulting primarily from improved gross margins on commodity products compared with third quarter 2019. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $14.3 million and $2.5 million, respectively.

For the nine months ended September 30, 2020, segment income increased $90.4 million to $180.4 million from $90.0 million for the nine months ended September 30, 2019. The increase in segment income was driven by a gross margin increase of $127.6 million resulting primarily from improved gross margins on commodity products, as well as higher sales of general line products compared with the first nine months of 2019. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $31.5 million and $4.2 million, respectively.

    Corporate.  Unallocated corporate expenses increased $6.0 million to $15.4 million from $9.4 million for the three months ended September 30, 2020, compared with the same period in the prior year. For the nine months ended September 30, 2020, unallocated corporate expenses increased $7.0 million to $31.4 million from $24.4 million for the nine months ended September 30, 2019. The increases for both periods were due primarily to higher incentive compensation and business interruption losses. As part of our self-insured risk retention program, corporate absorbed approximately $3.2 million of estimated business interruption losses at Wood Products facilities in third quarter 2020. The losses resulted from downtime at our Louisiana manufacturing facilities due to Hurricane Laura and from a fire-related production disruption at our Chester, South Carolina, plywood plant.

Other
    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Loss on extinguishment of debt. In connection with the issuance of the $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes), we commenced a tender offer to purchase any and all of our $350 million aggregate principal amount of 5.625% senior notes due September 1, 2024 (2024 Notes) then outstanding. On July 27, 2020, we accepted for purchase an aggregate principal amount of $212.5 million of the 2024 Notes that were tendered. On September 1, 2020, we redeemed the remaining $137.5 million in aggregate principal amount of the 2024 Notes outstanding. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.0 million during third quarter 2020. The loss includes $10.8 million in debt extinguishment premium payments and $3.2 million for the write-off of unamortized deferred financing costs. For more information related to our indebtedness, see Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three and nine months ended September 30, 2020, we recorded $34.6 million and $50.0 million, respectively, of income tax expense and had an effective rate of 25.1% in both periods. For the three and nine months ended September 30, 2019, we recorded $9.7 million and $22.6 million, respectively, of income tax expense and had an effective rate of 26.2% and 25.4%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

    On August 27, 2020, Builders FirstSource, Inc. (BFS) and BMC Stock Holdings (BMC) announced a definitive merger agreement. The merger is expected to close in late 2020 or early 2021. BFS and BMC are both customers of ours. We believe we have good relationships with these customers. However, until this transaction closes, we cannot assess the impact, if any, this customer combination may have on our future results of operations.

Liquidity and Capital Resources

    We ended third quarter 2020 with $503.9 million of cash and cash equivalents and $443.6 million of debt. At September 30, 2020, we had $849.3 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $218.7 million of cash during the nine months ended September 30, 2020, as cash provided by operations and issuances of long-term debt were offset partially by debt payments, capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the nine month comparative periods are noted below.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2020 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Nine Months Ended September 30
	2020	2019
	(thousands)
Net cash provided by operations	$293,771	$194,750
Net cash used for investment	(46,431)	(64,788)
Net cash used for financing	(28,642)	(15,190)

Operating Activities

    For the nine months ended September 30, 2020, our operating activities generated $293.8 million of cash, compared with $194.8 million of cash generated in the same period in 2019. The $99.0 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. In addition, cash provided by operations increased due to a decrease in working capital of $41.2 million during the nine months ended September 30, 2020, compared with a $30.0 million decrease for the same period in the prior year. These increases were offset partially by cash paid for taxes, net of refunds received, of $35.3 million during the nine months ended September 30, 2020, compared with income tax refunds received, net of taxes paid, of $7.1 million in the same period a year ago. In addition, pension contributions increased $11.3 million compared to the prior year.

    The change in working capital during both periods was primarily attributable to higher accounts payable and decreased inventories, offset by higher receivables. The increase in accounts payable and accrued liabilities provided $213.9 million of cash during the nine months ended September 30, 2020, compared with $66.1 million in the same period a year ago. During both periods, extended terms offered by major vendors to our Building Materials Distribution segment and seasonally higher purchasing activity contributed to the increase in accounts payable. During the nine months ended September 30, 2020, accrued liabilities also increased due to higher incentive compensation accruals for 2020. The increase in accounts payable during the nine months ended September 30, 2019, was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during the period and lower incentive compensation accruals for 2019. During the nine months ended September 30, 2020, distribution inventories decreased due to stronger than expected demand and higher inventory turns, while manufacturing inventories decreased due to strong-end product demand, lower log inventory, and reduced production levels in response to periodic short-term disruptions at many locations due to COVID-19 and hurricanes in the Southeastern U.S. Both businesses have continued to manage their inventory levels in response to the volatility in demand caused by the COVID-19 pandemic. During the nine months ended September 30, 2019, inventories decreased, as weak commodity pricing in 2019 resulted in lower inventory values in our Building Materials Distribution segment, and as inventory levels at the end of 2018 were seasonally higher than normal with slower sales in the second half of 2018 due to slower housing activity and declining commodity prices. The increases in receivables in both periods primarily reflect increased sales of approximately 70% and 36%, comparing sales for the months of September 2020 and 2019 with sales for the months of December 2019 and 2018, respectively.

Investment Activities

    During the nine months ended September 30, 2020 and 2019, we used $47.0 million and $53.2 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. In addition, during the nine months ended September 30, 2019, we used $15.7 million for acquisitions, offset partially by asset sale proceeds of $2.5 million from the sale of a hardwood plywood facility located in Moncure, North Carolina.

    In response to the uncertainty of the impacts of COVID-19, we reduced our planned capital spending for 2020 from our previously expected range of $85-to-$95 million to $60-to-$75 million. Included in our 2020 capital spending is the completion of the log utilization center improvement project at our plywood and veneer facility in Florien, Louisiana and BMD's door shop expansion in Dallas, Texas, as well as the purchase and improvement of a BMD property in Gallatin, Tennessee that expands our service capabilities in the Nashville market. This level of capital expenditures could increase or decrease as a result of a number of factors, including our financial results and future economic conditions. We expect our capital spending, excluding acquisitions, to be approximately $80-to-$90 million in 2021.

Financing Activities

    During the nine months ended September 30, 2020, our financing activities used $28.6 million of cash, compared with $15.2 million of cash used in the same period in 2019, as further discussed below.

On July 27, 2020, we issued $400 million of 2030 Notes. With proceeds from the 2030 Notes issuance, we retired our $350 million of 2024 Notes and paid-off our American AgCredit term loan of $45.0 million. In connection with the retirement of the 2024 Notes, we made debt extinguishment premium payments of $10.8 million.

During the nine months ended September 30, 2020, our financing activities also used $12.6 million for common stock dividend payments, $6.2 million for financing costs related to the 2030 Notes, and $3.3 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2020, we did not borrow under our revolving credit facility, and therefore have no borrowings outstanding on the facility as of September 30, 2020.

On March 13, 2020, we negotiated an extension of our $350 million revolving credit agreement and our related $50 million term loan. As of September 30, 2020, we have no debt maturities prior to 2025.

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

    For more information related to our debt transactions and structure, and our dividend policy, see the discussion in Note 6, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. As of September 30, 2020, there have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2019, except for the items noted in the table below.

	Payments Due by Period
	Remainder 2020	2021-2022	2023-2024	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$—	$450.0	$450.0
Interest (b)	0.1	38.5	39.9	117.2	195.7
	$0.1	$38.5	$39.9	$567.2	$645.7
_______________________________________

(a)    These borrowings are further explained in Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. The table assumes our long-term debt is held to maturity. In addition, on March 13, 2020, we decreased the maximum amount available under our revolving credit facility from $370 million to $350 million.

(b)    Amounts represent estimated interest payments on the 2030 Notes and ABL Term Loan as of September 30, 2020, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

We have also announced to plan participants our intention to terminate the Pension Plan (Plan Termination). In conjunction with the Plan Termination, we froze accrual of all benefits on our Pension Plan effective August 31, 2020. We do not expect the Plan Termination to result in a meaningful amount of additional cash contributions to the Pension Plan. For more information, see Note 6, Debt and Note 8, Retirement and Benefit Plans, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Off-Balance-Sheet Activities

At September 30, 2020, and December 31, 2019, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2019 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2020, there have been no material changes to the guarantees disclosed in our 2019 Form 10-K, except for debt transactions disclosed in Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

Employees

As of October 18, 2020, we had approximately 5,900 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of October 18, 2020, we had ten collective bargaining agreements. Four agreements, covering approximately 400 employees at our Elgin plywood plant and Kettle Falls plywood plant, expired on May 31, 2020, but the terms and conditions of those agreements remain in effect pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. In addition, an agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2021, and two agreements covering approximately 740 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2021. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

On October 16, 2020, we issued a WARN Act notice to our Elgin, Oregon employees in order to ensure that all employees are aware it is possible the mill will have to reduce production levels beginning on or about January 1, 2021. Our ongoing ability to use waste and storm water has been modified by the Oregon Department of Environmental Quality (ODEQ). The new permit constraints create uncertainty around the future operations at the site. We have significantly reduced our purchases of logs for the Elgin operation considering the uncertainty created by the change in environmental constraints and possible curtailment. At the current time, we do not expect to have enough logs available to operate throughout the entire winter even if the open concerns with ODEQ are favorably resolved before the end of the year.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2020, there have been no material changes to financial market risks disclosed in our 2019 Form 10-K, except for interest rate swap transactions disclosed in Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Financial Instruments

    The table below provides information as of September 30, 2020, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on September 30, 2020 rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

							September 30, 2020
	2020	2021	2022	2023	2024	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$400.0	$400.0	$430.0
Average interest rates	—	—	—	—	—	4.875%	4.875%	—
Variable-rate debt payments (a)
Term Loan	$—	$—	$—	$—	$—	$50.0	$50.0	$50.0
Average interest rates	—	—	—	—	—	0.9%	0.9%	—
_______________________________________

(a)    These obligations are further explained in Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

    The table below provides information as of September 30, 2020, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the liability at September 30, 2020:

							September 30, 2020
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount	$—	$—	$50.0	$—	$—	$50.0	$100.0	$(0.8)
Average pay rate (a)	—	—	1.0%	—	—	0.4%	0.7%	—
Average receive rate (b)	—	—	0.2%	—	—	0.2%	0.2%	—
_______________________________________

(a)    Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(b)    Represents the weighted average variable interest rate receivable on our interest rate swaps at September 30, 2020.

Environmental

    As of September 30, 2020, there have been no material changes to environmental issues disclosed in our 2019 Form 10-K, except as disclosed in “Employees” in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. At September 30, 2020, there have been no material changes to our critical accounting estimates from those disclosed in our 2019 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10-K. As of September 30, 2020, there have been no material changes in our exposure to market risk from those disclosed in our 2019 Form 10-K, except as disclosed in "Disclosures of Financial Market Risks" and “Financial Instruments” in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on an evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures were effective in meeting the objectives for which they were designed.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The full impacts of the global emergence of COVID-19 on our business and financial results remain unknown. We continue to conduct business with modifications to our manufacturing production levels, mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Companies and various governmental agencies have taken precautionary and preemptive actions to address COVID-19, and further actions may yet be taken that alter our normal business operations as well as those in our industry. The U.S. Department of Homeland Security (DHS) has continued to designate the forest products industry, and thereby wood products manufacturing and building materials distribution, as part of the Essential Critical Infrastructure Workforce. However, state and local agencies are not mandated to follow the DHS designations, and in certain geographies across the U.S., additional restrictions have been imposed that further limit or preclude residential construction activity. Furthermore, a re-acceleration of COVID-19 cases could prompt state or local officials to reinstitute restrictions that could limit or constrain building activity. All of our manufacturing and distribution facilities are operating, but we have experienced periodic disruptions at many locations due to COVID-19. We may be required to implement temporary curtailments and to operate both manufacturing and distribution facilities at reduced levels, which would result in negative impacts on our business, financial condition, results of operations, and cash flows. In addition, the economic consequences of COVID-19 may adversely affect the pace of household formation rates and residential repair-and-remodeling activity due to high unemployment rates, lower wages, reduced consumer confidence, prospective home buyers' lack of ability to view homes in person, homebuyers' access to and cost of financing, and housing affordability, as well as other factors. We continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our associates, customers, suppliers, and stockholders.

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

Future events or circumstances such as sustained negative economic impact of the COVID-19 pandemic, declines in single-family housing starts, environmental regulations or restrictions, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to the book value of certain assets and past investments we have made.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.          OTHER INFORMATION

    None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2020

Number	Description

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030

10.1
Seventh Amendment to Amended and Restated Credit Agreement, dated July 27, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance , LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

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

Date:  October 30, 2020