Form 10-K
period 2020-12-31
BOISE CASCADE Co
filed 2021-02-22
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $1,462 million.

There were 39,202,927 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Statements preceded or followed by, or that otherwise include, the words "believes," "expects," "anticipates," "intends," "project," "targets," "estimates," "plans," "forecast," "is likely to," and similar expressions or future or conditional verbs such as "will," "may," "would," "should," and "could" are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

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

•Substantial ongoing capital investment costs, including those associated with acquisitions, and the difficulty in offsetting fixed costs related to those investments;

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

•Restrictive covenants contained in our debt agreements; and

•Fluctuations in the market for our equity.

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

Our Shared Values

    At Boise Cascade, we truly care about relationships with our teammates, customers, suppliers, shareholders, and the communities where we operate. We approach the way we do business with these core values:

•Integrity - We are our word. Integrity goes beyond the lasting structural strength of our products; it is our uncompromising commitment to do the right thing. We nurture long-term relationships every day, in everything we do.
•Safety - We each have the responsibility for our own safety and the safety of those around us, both at work and at home. Together, we strive to create an injury-free environment by identifying risks, eliminating hazards, and requiring safe behaviors.
•Respect - We cultivate a climate of mutual respect, camaraderie, and teamwork. We welcome diverse backgrounds, views, and skills because we believe it results in stronger teams, inspired solutions, and greater agility as an organization.

•Pursuit of Excellence - We are committed to the continuous improvement of people, processes, and the quality of products that we deliver. We apply best practices in our environmental management and forest stewardship. We all have the autonomy to apply our knowledge and experience to solve problems, make decisions, and implement new ideas to drive sustainable results.

Segment Overview

              Our two reportable segments, Wood Products and Building Materials Distribution, operate with a high degree of vertical integration. In our Wood Products segment, we manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. In addition, we manufacture structural, appearance, and industrial plywood panels, and ponderosa pine lumber. Our Building Materials Distribution segment (BMD) is the largest customer of our Wood Products segment, and operates a nationwide network of distribution facilities that sell a broad line of building materials, including oriented strand board (OSB), plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Substantially all of BMD's EWP is sourced from our Wood Products segment, with the remaining products we distribute sourced from a broad vendor base of third-party suppliers ranging from large manufacturers to small regional producers.
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

    The map below presents our network of manufacturing and distribution facilities.

WA
OR
CA
ID
NV
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
WV
GA
FL
PA
MD
DC
DE
VA
NC
SC
NY
NJ
CT
RI
MA
VT
NH
ME
Headquarters
EWP Manufacturing Facilities (5)
Plywood / Veneer Manufacturing Facilities (8)
Lumber Manufacturing Facilities (2)
BMD Facilities (38)
Component Manufacturing Plant (1)

Our Business Strategies

Increase Both Our Earnings and Earnings Stability

    We intend to increase both our earnings and earnings stability by growing our EWP sales and expanding our distribution capabilities. In Wood Products, we are principally focused on the production of veneer-based products. We have grown our EWP sales and thereby diverted more of our internally produced veneer away from plywood, which is a product line exposed to oriented strand board substitution and significant price volatility. In addition, we have divested of assets that we considered to be non-strategic or where we believed we were unlikely to generate a sufficient return on invested capital in the future. In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or opening new locations in under-served markets, and identifying and executing upon adjacent distribution platforms that can be scaled. Doors provides a recent example of product line expansion in BMD. In 2020 we expanded our door shop operations with the addition of assembly equipment in Dallas, Texas, and have announced plans to start up our ninth door shop assembly operation in Houston, Texas, in the second half of 2021.

    The change in our sales mix by segment over time from reducing our product mix in Wood Products and expanding our BMD distribution capabilities is illustrated below.

    Wood Products' change in sales mix by product line over time is illustrated below.

    The charts below illustrate our growth in EWP and how we have transitioned more of our veneer usage to support our EWP growth.

EWP Growth
120
110
100
90
Indexed to 100
2016
2017
2018
2019
2020
LVL Price
LVL Volume
I-joist Price
I-joist Volume

Veneer Usage and End Product Use
Veneer Usage (MMSF - 3/8")
End Product Usage %
2,500
2,000
1,500
1,000
100
75
50
25
2,209
2,117
66%
56%
44%
34%
2016
2020
Veneer Usage
EWP %
Plywood %

    In BMD, we have grown by adding products and services, capturing additional market share in many of our existing markets, expanding our market presence via acquisition or start-up of new locations, and by identifying and executing upon adjacent distribution platforms. BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. The chart below reflects BMD's sales mix by product for the year ended December 31, 2020.

    BMD's growth in sales dollars and sales per U.S. housing start are reflected in the chart below.

BMD Sales and Sales per U.S. Housing Start
Sales ($ millions)
Sales per U.S. Housing Start ($)
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
4,500
4,000
3,500
3,000
2,500
$3,227
$3,774
$4,288
$4,138
$4,952
2016
2017
2018
2019
2020
Sales
Sales per U.S. Housing Start

    A map of BMD's distribution locations is shown below. The red stars are BMD's locations, the size of the circles indicate the level of residential construction activity in that trade area (Core-Based Statistical Area or CBSA), and the color of the circles indicate how close our distribution centers are to each major trade area. During 2018 and 2019, we acquired wholesale building material distribution locations in Nashville, Tennessee; Medford, Oregon; Cincinnati, Ohio; and Birmingham, Alabama. In addition, we opened a new distribution center in St. Louis, Missouri, during 2017.

WOODINVILLE
SPOKANE
YAKIMA
VANCOUVER
BILLINGS
MEDFORD
BOISE
IDAHO FALLS
SALT LAKE CITY
LATHROP
GRAND JUNCTION
DENVER
RIVERSIDE
PHOENIX
ALBUQUERQUE
MINNEAPOLIS
KANSAS CITY
TULSA
DALLAS
HOUSTON
CHICAGO
SAINT LOUIS
MEMPHIS
NASHVILLE
BIRMINGHAM
MILTON
DETROIT
MARION
CINCINNATI
PITTSBURGH
ATLANTA
GREENSBORO
ORLANDO
POMPANO
PORTSMOUTH
WESTFIELD
DELANCO
BALTIMORE
Boise Cascade BMD: Housing Starts by CBSA
CBSAs presented comprise 67% of total starts.
2021 Total Forecasted Housing Starts
> 4.5K to <= 10K
<= 20K
<= 30K
<= 50K
> 50K
Distance from Branch
<=100 Miles
>100 Miles
Housing starts forecast from Dodge (McGraw-Hill).

Leverage our Integrated Model

    We believe our vertically-integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. Wood Products enjoys superior access to the market through a committed distributor, BMD benefits from a committed manufacturing partnership, and we capture margin at both levels of the supply chain. From 2016 to 2020, Wood Products sales volumes of EWP to BMD grew from 66% to 80%, and plywood sales volumes to BMD declined slightly from 28% to 24%. The chart below reflects the progress we have made in distributing internally produced products through our distribution network.

Wood Products Intersegment Sales to BMD
$ (Millions)
900
800
700
600
500
400
300
200
100
0
$597
$801
2016
2020
EWP Sales $
Plywood Sales $
Other Sales $

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

Accelerate Pace of Innovation, Digital Technology, and Diversity & Inclusion

    The Company is actively pursuing additional initiatives that we believe will provide further avenues for revenue and earnings growth:

    Innovation - We are actively engaged in product development opportunities in our Wood Products segment. These opportunities include the development of new products for new residential construction or commercial construction applications. The commercial construction segment is a particular area of focus for us given we have limited penetration in that space today, and recent changes in building codes that allow for the use of mass timber in tall wood structures provide further opportunity. Innovation efforts within our Wood Products segment are also focused on identifying process and cost efficiency improvement opportunities, some of which will include further automation within our manufacturing operations. To support our innovation initiatives, we have added dedicated resources and are also leveraging tools to capture ideas from associates across our organization.

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

    Diversity & Inclusion - In alignment with our core values, we strive to cultivate a climate of mutual respect, camaraderie, and teamwork. We welcome diverse backgrounds, views, and skills because we believe it results in stronger teams, inspired solutions, greater agility as an organization, and ultimately a more sustainable and profitable business model over time. At the same time, we also recognize that shifting demographics, a changing talent market, and a competitive business environment make a compelling case for us to be even more intentional in creating a diverse and inclusive work environment. As such, we have hired a Director of Diversity and Inclusion, supported by our executive leadership team and a steering committee composed of associates from across the Company. Our ongoing efforts have placed additional focus on diversity and inclusion to develop an iterative framework of education and training, strategy development, and implementation that will be shared with all levels of our organization.

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
    In November 2018, we sold our sole particleboard plant and two lumber mills located in Northeast Oregon, consistent with our strategy to focus on veneer-based manufacturing. In addition, we sold a hardwood plywood facility located in Moncure, North Carolina (the Moncure Sale) in March 2019. Moncure was our only hardwood plywood facility and was no longer integrated with our EWP system upon the Roxboro LVL closure noted below. For additional information, see Note 7, Sale of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

    The following table sets forth the annual capacity, production volumes, and sales volumes of our principal products for the periods indicated:

	Year Ended December 31
	2020	2019	2018	2017	2016
	(millions)
Capacity (a)
LVL (cubic feet) (b)(c)	34.0	34.0	33.5	35.5	34.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (d)(e)	2,230	2,230	2,440	2,440	2,400

Production Volumes
LVL (cubic feet) (b)	26.0	25.6	27.6	26.2	23.9
I‑joists (equivalent lineal feet) (b)	237	215	253	228	225
Plywood and PLV (sq. ft.) (3/8" basis) (d)	1,637	1,668	1,822	1,828	1,852

Sales Volumes
LVL (cubic feet) (f)	17.3	17.9	17.7	17.3	16.3
I-joists (equivalent lineal feet)	241	227	237	235	226
Plywood (sq. ft.) (3/8" basis) (g)	1,253	1,337	1,423	1,458	1,507
_______________________________________

(a)Estimated annual capacity at the end of each year based on machinery capabilities.

(b)    During the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)    In March 2016, we purchased two EWP facilities, one in Thorsby, Alabama, and one in Roxboro, North Carolina. Thorsby LVL capacity is estimated at 4.5 million cubic feet. We ceased LVL production at Roxboro in November 2018, prior to which its estimated annual capacity was 2.0 million cubic feet. I-joist production at Roxboro was ceased in March 2020. For additional information regarding the Roxboro curtailments, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)    Approximately 27%, 23%, 24%, 22%, and 21%, respectively, of production in 2020, 2019, 2018, 2017, and 2016 was for PLV panels that are utilized internally to produce LVL.

(e)    The years 2016-2018 include 135 million square feet of plywood capacity related to the Moncure facility that was sold in March 2019.

(f)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(g)    Excludes PLV produced and used in the manufacture of LVL.
    The following table sets forth segment sales, segment income (loss), depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2020	2019	2018	2017	2016
	(millions)
Segment sales (a)	$1,323.9	$1,275.2	$1,533.3	$1,373.8	$1,280.4

Segment income (loss) (b) (c)	$127.7	$54.2	$(10.0)	$53.6	$25.9
Segment depreciation and amortization (c)	71.1	57.7	127.0	63.1	57.5
Segment EBITDA (b) (d)	$198.9	$111.9	$117.0	$116.7	$83.5
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

(c)    The year ended December 31, 2018 includes $55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the Roxboro LVL curtailment in November 2018. The year ended December 31, 2020 includes $15.0 million of accelerated depreciation and $1.7 million of other closure costs related to the Roxboro I-joist curtailment in March 2020. For additional information regarding the Roxboro curtailments, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)    Segment EBITDA is calculated as segment income (loss) before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

    Our Wood Products segment operates five EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate eight plywood and veneer plants, as well as two sawmills.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2020, wood fiber accounted for approximately 42% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 73% of our wood fiber costs during 2020, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.
Approximately 84% of our log supply in 2020 was supplied through purchases from private land owners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

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
           We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2020. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

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
    In 2020, EWP and plywood, accounted for 55% and 34%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters in North America. Our Building Materials Distribution segment is our Wood Products segment's largest customer, representing approximately 61% of our Wood Products segment's overall sales in 2020. In 2020, 80% and 24%, of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our Building Materials Distribution segment.
Building Materials Distribution

Products

    We sell a broad line of building materials; including OSB, plywood, and lumber (collectively commodities), general line items such as siding, composite decking, doors, metal products, insulation, and roofing, and EWP. Except for EWP, we purchase most of these building materials from a broad base of third-party suppliers ranging from large manufacturers, such as James Hardie Building Products, Trex Company, Huber Engineered Woods, and Louisiana-Pacific Corporation, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

    The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2020	2019	2018	2017	2016
	(percentage of Building Materials Distribution sales)
Commodity	46.6%	41.7%	48.3%	47.9%	46.6%
General line	35.6%	38.2%	33.1%	33.6%	35.4%
Engineered wood products	17.8%	20.1%	18.6%	18.5%	18.0%

    The following table sets forth segment sales, income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2020	2019	2018	2017	2016
	(millions)
Segment sales	$4,952.0	$4,137.7	$4,287.7	$3,773.8	$3,227.2

Segment income	$247.5	$116.2	$112.5	$116.8	$84.4
Segment depreciation and amortization	22.5	20.8	18.3	15.5	13.8
Segment EBITDA (a)	$270.0	$137.0	$130.8	$132.3	$98.1
_______________________________________

(a)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 6. Selected Financial Data" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a measure.

Facilities

Our Building Materials Distribution segment operates a nationwide network of 38 building materials distribution facilities throughout the U.S. and also operates a single component manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. During 2018 and 2019, we acquired wholesale building material distribution locations in Nashville, Tennessee; Medford, Oregon; Cincinnati, Ohio; and Birmingham, Alabama. These locations complement our existing distribution business and strengthen our nationwide presence. In addition, we believe we will be able to broaden our product and service offerings within those markets. For further discussion on acquisitions, see Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.
Sales, Marketing, and Distribution

We market our building materials primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to end customers, who are typically homebuilders, independent contractors, and homeowners engaged in residential construction and repair-and-remodeling projects. We also market our products to a wide variety of industrial accounts, which use our products to assemble cabinets, doors, agricultural bins, crating, and other products used in industrial and construction applications.
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
Customers
Our customer relationships range from locally owned single-location facilities to the largest national home improvement center and retail lumberyard chains across the U.S., with Home Depot and Builders FirstSource being our largest customers. Sales to Home Depot were recorded in our Building Materials Distribution and Wood Products segments and substantially all sales to Builders FirstSource were recorded in our Building Material Distribution segment. For additional information related to customers of our Wood Products and Building Materials Distribution segments, see the "Sales, Marketing, and Distribution" sections above.
Competition

Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. In EWP, we compete against several major North American EWP producers, such as Weyerhaeuser Company, Louisiana-Pacific Corporation, and Roseburg Forest Products, as well as several other smaller firms. Our EWP products also face competition from numerous dimension lumber producers, because EWP may be substituted by dimension lumber in many building applications. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, foreign imports produced principally in South America, and several smaller domestic producers. Our plywood products also face competition from OSB producers, because OSB can be substituted for plywood in many building and industrial applications. We have leading market positions in the manufacture of EWP and plywood. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, availability, and particularly with respect to EWP, customer service, product support, and performance features offered. Most of our competitors are located in the U.S. and Canada, although we also compete with manufacturers in other countries, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood into the U.S.
Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, OrePac, U.S. Lumber Group, Huttig Building Products, and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. Proximity to customers is also an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain products from our suppliers and sell to our customers.
    We also present information pertaining to our segments, including product sales and customer concentration, in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Human Capital Management

Human capital management and our ability to attract, develop and retain talent that embraces our shared values of integrity, safety, respect, and pursuit of excellence have been and will continue to be critical to executing our previously described strategic objectives.

At Boise Cascade, the health and safety of our 6,040 associates is core to how we do business. We collect and report common lagging indicators of safety performance, and our safety programs include tools, training, and resources that allow us to collect, analyze, and share leading indicators of safety-related hazards broadly across our organization. We believe that our focus on leading indicators helps to prevent future incidents and injuries. Living our values means driving the expectation that each of our associates has ownership in safety and the authority to stop work if there is a safety concern. Our safety commitment extends to minimizing the spread of COVID-19. Our cross-functional crisis team continues to monitor and adjust our protocols as infection rates fluctuate and state/local regulations change across the country. We continue to follow the Centers for Disease Control’s guidance and communicate regularly to our associates.

Our Code of Ethics guides the actions and behaviors of anyone working for, representing, or partnering with Boise Cascade. The code establishes the expectations for ensuring we have an inclusive and harassment-free work environment. We have an open-door policy that encourages associates to speak up about any work-related issues, suggestions, or ideas. We also provide a confidential CARE Line, which offers an additional way to report behavior or activity that may be unsafe, unethical, or illegal.

We are committed to providing comprehensive benefit programs. We offer benefits that will help our associates and their families live healthier and more secure lives. Our Total Rewards program provides competitive pay, comprehensive health benefits, 401(k) savings plans, well-being programs, community engagement opportunities, education aid, and career recognition and development.

Selecting and developing talent is a vital aspect of our human capital strategy because our associates are at the heart of our Purpose and delivering on our promises to our stakeholders. We focus on developing talent from within our businesses and supplement with finding the right external hires to support our key strategic objectives of accelerating innovation, digital technology, and diversity and inclusion. We strive for excellence in business continuity and personal growth by developing our associates as individuals through targeted leadership programs, experiences, and assignments. Individual development includes annual performance reviews with development plans, access to a variety of resources, and ongoing education opportunities.

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

Available Information

    Our filings under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these filings, are available free of charge on the investor relations portion of our website at www.bc.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Executive Officers and Key Management

    Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 12, 2021.

Name	Age	Position
Executive Officers:
Nate Jorgensen	56	Chief Executive Officer
Wayne Rancourt	58	Executive Vice President, Chief Financial Officer, and Treasurer
Mike Brown	59	Executive Vice President, Wood Products
Nick Stokes	63	Executive Vice President, Building Materials Distribution (retiring effective March 12, 2021)
Jill Twedt	41	Senior Vice President, General Counsel and Secretary
Kelly Hibbs	54	Vice President and Controller
Key Management:
Erin Nuxoll	60	Senior Vice President, Human Resources
Rich Viola	63	Senior Vice President of Sales and Marketing, Building Materials Distribution
Frank Elfering	54	Vice President, General Manager Western Operations, Building Materials Distribution
Tom Hoffmann	62	Vice President of Purchasing, Building Materials Distribution
Robert Johnson	56	Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Chris Seymour	49	Vice President, Manufacturing Operations, Wood Products
Jeff Strom	53	Vice President, General Manager Eastern Operations, Building Materials Distribution (Executive Vice President, BMD effective March 12, 2021)

Nate Jorgensen, Chief Executive Officer
Mr. Jorgensen became the company's chief executive officer effective March 6, 2020. His previous positions include:

•Chief Operating Officer, January 2019 - March 2020
•Senior Vice President of Engineered Wood Products, Wood Products, November 2017 - January 2019
•Vice President of Engineered Wood Products, Wood Products, February 2016 - November 2017
•Engineered Wood Products Marketing Manager, Wood Products, Boise Cascade Company, June 2015 - February 2016
•Prior employment with Weyerhaeuser Company, a New York Stock Exchange-listed timberlands and wood products company, as Vice President of Weyerhaeuser Distribution, February 2011 - June 2015

Mr. Jorgensen received a bachelor's degree in Civil and Environmental Engineering from the University of Wisconsin and also attended the Tuck School of Business Executive Education Program, Dartmouth College, Hanover, NH.

Wayne Rancourt, Executive Vice President, Chief Financial Officer, and Treasurer

Mr. Rancourt became our executive vice president, chief financial officer, and treasurer in November 2014. His previous positions with the company include:

•Senior Vice President, Chief Financial Officer, and Treasurer, August 2009 - November 2014
•Vice President, Treasurer and Investor Relations, February 2008 - August 2009

Mr. Rancourt received a bachelor's degree in Accounting from Central Washington University, Ellensburg, WA. He is a member of the board of directors of Commercial Vehicle Group, Inc., a supplier of seating systems, warehouse automation subsystems, wire harnesses, plastic parts, and mechanical assemblies, which is traded publicly on NASDAQ.

Mike Brown, Executive Vice President, Wood Products

Mr. Brown was elected executive vice president, Wood Products, in January 2019. His previous positions with the company include:

•Senior Vice President of Operations, Wood Products, November 2017 - January 2019
•Vice President of Operations, Wood Products, February 2016 - November 2017
•Manufacturing Operations Manager, Wood Products, November 2014 - February 2016

Mr. Brown received a bachelor's degree of science in Forestry from Australian National University in Canberra and a master's degree in Business Administration from Cranfield University, England.

Nick Stokes, Executive Vice President, Building Materials Distribution

Mr. Stokes, our executive vice president, Building Materials Distribution, has elected to retire from the company effective March 12, 2021. He was elected to the position in March 2014. His previous positions with the company include:

•Senior Vice President, Building Materials Distribution, February 2011 - March 2014
•Vice President, Building Materials Distribution, October 2004 - February 2011

Mr. Stokes received a bachelor's degree in Management and a bachelor's degree in Marketing from the University of Utah, Salt Lake City, UT.

Jill Twedt, Senior Vice President, General Counsel and Secretary
Ms. Twedt was elected senior vice president, general counsel, and secretary in October 2020. Her previous positions include:

•Vice President, General Counsel, and Secretary, January 2019 - October 2020
•Vice President, Legal and Secretary, August 2017 - January 2019
•Associate General Counsel, July 2007 - August 2017

Ms. Twedt received a bachelor's degree in Political Science from the College of Idaho, Caldwell, ID and a law degree from the University of Idaho, Moscow, ID.

Kelly Hibbs, Vice President and Controller

Mr. Hibbs became our vice president and controller in February 2011. His previous positions with the company include:

•Director of Strategic Planning and Internal Audit, February 2008 - February 2011

Mr. Hibbs received a bachelor's degree in Accounting from Boise State University, Boise, ID. He is a certified public accountant.

Erin Nuxoll, Senior Vice President, Human Resources

Ms. Nuxoll was elected senior vice president, human resources in January 2019. Her previous positions include:

•Vice President, Human Resources, Boise Cascade Company, August 2016 - January 2019
•Senior Vice President, Human Resources, J.R. Simplot Company, a privately held food and agribusiness company, February 2010 - March 2016
•Vice President, Human Resources, J.R. Simplot Company, March 2006 - February 2010
•Vice President, Human Resources, Boise Cascade, L.L.C., November 2004 - November 2005

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

Rich Viola, Senior Vice President of Sales and Marketing, Building Materials Distribution

Mr. Viola became our senior vice president of sales and marketing, Building Materials Distribution, in February 2016. His previous positions with the company include:
•Vice President, Sales and Marketing, Building Materials Distribution, October 2013 - February 2016

Mr. Viola received a bachelor's degree in Marketing from Northeastern University, Boston, MA.

Frank Elfering, Vice President, General Manager Western Operations, Building Materials Distribution

Mr. Elfering became our vice president and general manager of western operations, Building Materials Distribution, in May 2019. His previous positions with the company include:

•Vice President of Purchasing, Building Materials Distribution, October 2013 - May 2019
•Purchasing Manager, Building Materials Distribution, July 2013 - October 2013

Mr. Elfering received a bachelor's degree in Marketing from Oregon State University, Corvallis, OR.

Tom Hoffmann, Vice President of Purchasing, Buildings Materials Distribution

Mr. Hoffmann became our vice president of purchasing, Building Materials Distribution, in May 2019. His previous positions with the company include:

•Vice President of Operations, Building Materials Distribution, October 2016 - May 2019
•Division Operations Manager, Building Materials Distribution, September 2015 - October 2016
•Pacific Region Manager, Building Materials Distribution, November 2006 - September 2015

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

Robert Johnson, Vice President, Engineered Wood Products Sales & Marketing, Wood Products

Mr. Johnson became our vice president of engineered wood products sales and marketing, Wood Products, in January 2020. His previous positions with the company include:

•Director of Engineered Wood Products, March 2019 - January 2020
•Region Manager, Wood Products, February 2016 - March 2019
•Business Optimization Manager, Wood Products, March 2015 - February 2016
•Business Optimization Engineer, Wood Products, October 2014 - March 2015

Mr. Johnson received a bachelor’s degree in Finance from the University of Oregon, Eugene, OR.

Chris Seymour, Vice President, Manufacturing Operations, Wood Products

Mr. Seymour became our vice president of manufacturing operations, Wood Products, in January 2020. His previous positions with the company include:

•Director of Operations, Wood Products, February 2019 - January 2020
•Operations Manager, Wood Products, November 2017 - February 2019
•Area Manager, Wood Products, February 2015 - November 2017

Mr. Seymour received a bachelor’s degree in Business Administration and a master’s degree in Wood Science from West Virginia University, Morgantown, WV.

Jeff Strom, Vice President, General Manager Eastern Operations, Building Materials Distribution

Mr. Strom will become Executive Vice President, Building Materials Distribution, effective March 12, 2021. He is currently our vice president and general manager of eastern operations, Building Materials Distribution, to which position he was elected in January 2020. His previous positions with the company include:

•General Manager, Eastern Region, Building Materials Distribution, May 2019 - January 2020
•Region Manager, Building Materials Distribution, November 2015 - May 2019
•Branch Manager, Building Materials Distribution, September 2008 - November 2015

Mr. Strom received a bachelor’s degree in Management from the Georgia Institute of Technology, Atlanta, GA.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

The full effect of the COVID-19 pandemic on our business is currently unknown but it may adversely affect our business and operating results.

The full impacts of the global emergence of COVID-19 on our business and financial results remain unknown. We continue to conduct business with modifications to our manufacturing production levels, mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Companies and various governmental agencies have taken precautionary and preemptive actions to address COVID-19, and further actions may yet be taken that alter our normal business operations as well as those in our industry. The U.S. Department of Homeland Security (DHS) has continued to designate the forest products industry, and thereby wood products manufacturing and building materials distribution, as part of the Essential Critical Infrastructure Workforce. However, state and local agencies are not mandated to follow the DHS designations, and in certain geographies across the U.S., additional restrictions have been imposed that further limit or preclude residential construction activity. Furthermore, a re-acceleration of COVID-19 cases, or delays in vaccine distribution or effectiveness, could prompt state or local officials to reinstitute restrictions that could limit or constrain building activity. All of our manufacturing and distribution facilities are operating, but we have experienced periodic disruptions at many locations due to COVID-19. We may be required to implement temporary curtailments and to operate both manufacturing and distribution facilities at reduced levels, which would result in negative impacts on our business, financial condition, results of operations, and cash flows. In addition, the economic consequences of COVID-19 may adversely affect the pace of household formation rates and residential repair-and-remodeling activity due to high unemployment rates, lower wages, reduced consumer confidence, availability of construction labor, materials, and building lots, homebuyers' access to and cost of financing, and housing affordability, as well as other factors. We continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our associates, customers, suppliers, and stockholders.

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

    Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the U.S. and, to a lesser extent, residential repair-and-remodeling activity and light commercial construction. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, the size of new single-family residences as well as the mix of single and multi-family starts influences product consumption.
Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America. New LVL capacity in the southeastern United States came online in late 2019, which we expect will add competitive volume and pricing pressure to the LVL marketplace.

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
Our Wood Products segment provides financial incentives, including temporary price protection, to various parties along the supply chain (including wholesale distributors, retail lumberyards, and homebuilders) to increase sales of and loyalty to our EWP products. As a result of these commercial arrangements, the full effects of announced price increases may be delayed or reduced, impacting our financial results.
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
    We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. We also rely on information technology systems that automate aspects of our manufacturing processes. We work to install new, and upgrade existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. Despite careful security and controls design, including independent third-party assessments, our information technology systems, and those of our third-party providers, have been subject to security breaches and cyber-attacks. To date, none of the known security breaches or cyber-attacks have had material adverse effects on our operations. However, in the future, network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and unauthorized disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.

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
•labor difficulties, including the inability to staff our facilities due to the COVID-19 outbreak;
•equipment failure, particularly a press at one of our major EWP production facilities;
•fires, floods, earthquakes, hurricanes, or other catastrophes;
•unscheduled maintenance outages;
•utility, information technology, telephonic, and transportation infrastructure disruptions;
•other operational problems; or
•ecoterrorism or threats of ecoterrorism.
Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements would be impaired, resulting in lower sales and net income.
Because approximately 61% of our Wood Products sales in 2020 were to our Building Materials Distribution business, a material disruption at our Wood Products facilities would also negatively affect our Building Materials Distribution business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our Building Materials Distribution business.
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
For the year ended December 31, 2020, our top ten customers represented approximately 42% of our sales, with one customer accounting for approximately 11% of total sales. At December 31, 2020, receivables from two customers accounted for approximately 12% and 13% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
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
    Our ability to offer a wide variety of products to our Building Materials Distribution customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Our customers' purchasing decisions for commodity products we sell are primarily based on price and availability, and these commodities may be sourced from various manufacturers. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers purchasing decision. Supply chains, including key products purchased from our suppliers, may be disrupted during a pandemic outbreak such as COVID-19. In addition, although we have agreements in place with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
Labor disruptions, shortages of skilled and technical labor, or increased labor costs could adversely affect our business.
As of February 12, 2021, we had approximately 6,040 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of February 12, 2021, we had ten collective bargaining agreements. Two agreements covering approximately 760 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2021. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.
In addition, our ability to attract and retain talent is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing and distribution facilities, as well as changing workforce expectations. The pandemic adds challenges recruiting associates unwilling to work in a ‘dense’ work environment. Despite increases in unemployment rates due to the pandemic, those unemployed may not reside in the same areas as our manufacturing facilities, or may be unwilling to accept shift work or the physical nature of our positions. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.
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
Wood fiber is our principal raw material, which accounted for approximately 42% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2020. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
In our Pacific Northwest operations, a substantial portion of our logs are purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect log and fiber supply from both government and private lands. Availability of harvested logs and fiber may be further limited by pandemics, fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, and other natural and man-made causes, thereby reducing supply and increasing prices. Changes in global climate conditions could amplify one or more of these factors. If we are unable to negotiate purchases for our log requirements in a particular region to satisfy our log needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.
    We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2020. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

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

We evaluate potential acquisitions from time to time and have in the past grown through acquisitions. In the future, we may be unable to successfully identify attractive potential acquisitions or effectively integrate potential acquisitions due to multiple factors, including those noted below, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations.

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
In recent years, we have completed a number of capital investments; including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), increasing our outdoor storage acreage, and leasing additional warehouse space. These capital investments, along with acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if our revenue and operating results do not offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
    We may be involved in product liability, product warranty, casualty, manufacturing and construction defects, and other claims relating to the products we manufacture and distribute, and services we provide. We also rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on our reputation and customer confidence in our products and our company. We cannot assure that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

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
Our debt agreements contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose operating and financial restrictions on us. Our debt agreements limit our ability and the ability of our restricted subsidiaries, among other things, to:
•incur additional debt;
•declare or pay dividends, redeem stock, or make other distributions to stockholders;

•make investments;
•create liens or use assets in security in other transactions;
•merge or consolidate, or sell, transfer, lease, or dispose of substantially all of our assets;
•enter into transactions with affiliates;
•sell or transfer certain assets; and
•in the case of our revolving credit facility, make prepayments on our senior notes and subordinated indebtedness.
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
•the public's reaction to our press releases, our other public announcements, and our filings with the Securities and Exchange Commission (SEC);
•changes in key personnel;
•strategic actions by us, our customers, or our competitors, such as acquisitions or restructurings;
•changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;
•the failure of research analysts to cover our common stock;
•general economic, industry, and market conditions;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•material litigation or government investigations;
•changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism, pandemics, or responses to such events;
•sales of common stock by us or members of our management team;
•the granting of equity or equity-based incentives;
•volume of trading in our common stock (which may be impacted by future sales or repurchases of our common stock);
•changes in accounting standards, policies, guidance, interpretations, or principles; and

•the impact of the factors described elsewhere in "Item 1A. Risk Factors" of this Form 10-K.
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

    In November 2017, our board of directors approved a dividend policy pursuant to which we have paid quarterly cash dividends to holders of our common stock. In addition to these quarterly dividends, we also paid supplemental dividends in each of the last three years. However, the future declaration and payment of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility, the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

•     removal of directors only for cause;

•allowing only our board of directors the ability to create additional director seats and fill vacancies on our board of directors; and

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

    The following is a list of our facilities by segment as of February 12, 2021. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

    We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 12, 2021:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	8	Louisiana (2), Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	5	Alabama, Louisiana, Oregon, Idaho, and Canada
Sawmills	2	Washington (2)

Building Materials Distribution

    Our Building Materials Distribution business operates a nationwide network of 38 owned and leased warehouse facilities across the U.S. The total approximate square footage of our warehouse space is 5.0 million, of which 2.2 million square feet is owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD operates a single component manufacturing plant.

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

SEC regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, we use a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

    Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 12, 2021, there were 39,202,927 shares of our common stock outstanding, held by 10 stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Performance Graph

    The following graph compares the return on a $100 investment in our common stock on December 31, 2015, with a $100 investment also made on December 31, 2015, in the S&P SmallCap 600 Index and in our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., UFP Industries, Inc., Builders FirstSource, Inc., and Norbord Inc. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return (a)
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Boise Cascade Company
S&P SmallCap 600
Peer Group

___________________________________

(a)    $100 invested in stock or index on December 31, 2015, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
    We did not sell any unregistered securities from January 1, 2020, through December 31, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2020, there were 496,989 shares of common stock that may yet be purchased under the Program. We did not repurchase any shares of our common stock during the three months ended December 31, 2020.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	Year Ended December 31
	2020 (a)	2019	2018 (b)(c)	2017 (c)	2016 (d)
	(millions, except per-share data)
Consolidated statement of operations data
Sales	$5,475	$4,643	$4,995	$4,432	$3,911
Net income	$175	$81	$20	$83	$38
Net income per common share – diluted	$4.44	$2.06	$0.52	$2.12	$0.98
Earnings before interest, taxes, depreciation, and amortization (EBITDA) (e)	$407	$212	$193	$223	$142
Adjusted EBITDA (e)	$423	$215	$193	$222	$153
Cash dividends declared per common share (f)	$2.00	$1.37	$1.30	$0.07	$—

Balance sheet data (at end of year)
Cash and cash equivalents	$405	$285	$192	$177	$104
Working capital, excluding cash and cash equivalents	$379	$353	$424	$374	$344
Total assets (g)	$1,966	$1,693	$1,581	$1,607	$1,439
Total long-term debt	$444	$441	$439	$438	$438
_______________________________________

(a)    The following items negatively impacted 2020 net income:

•$14.0 million pre-tax loss on extinguishment of debt. For more information, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•$15.0 million of accelerated depreciation and $1.7 million of various closure-related costs related to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•$6.2 million pre-tax loss from non-cash pension settlement charges, related to the elimination of our qualified defined benefit pension plan (Pension Plan). For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•$38.8 million of incremental income tax expense related to the release of stranded tax effects upon elimination of our Pension Plan in December 2020. For more information, see Note 4, Income Taxes and Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(b)    The following items negatively impacted 2018 net income:

•$23.3 million pre-tax loss from non-cash pension settlement charges. For more information, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•$11.5 million pre-tax loss from the sale of two lumber mills and a particleboard plant located in Northeast Oregon, as well as $24.0 million of pre-tax impairment and sale related losses on the Moncure plywood facility upon being classified as held for sale. For additional information, see Note 7, Sale of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•$55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)    In 2018 and 2017, net income included $3.8 million and $8.1 million, respectively, of income tax benefits associated with the remeasurement of our deferred tax assets and liabilities at the new federal corporate income tax rate of 21% as of December 22, 2017 (date of enactment of the Tax Cuts and Jobs Act). For more information, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)    The following items impacted 2016 net income:

•$8.5 million of income tax benefit primarily associated with the reversal of a valuation allowance on foreign deferred tax assets, net of other tax adjustments.

•$14.3 million pre-tax loss on extinguishment of debt.

•$3.9 million pre-tax settlement expense associated with voluntary lump-sum payments to pension plan participants.

(e)    The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Year Ended December 31
	2020	2019	2018	2017	2016
	(millions)
Net income	$175	$81	$20	$83	$38
Interest expense	26	26	26	25	27
Interest income	(1)	(3)	(2)	(1)	—
Income tax provision	111	27	2	35	5
Depreciation and amortization	95	80	147	80	73
EBITDA	407	212	193	223	142
Change in fair value of interest rate swaps	2	3	(1)	(1)	(4)
Loss on extinguishment of debt	14	—	—	—	14
Adjusted EBITDA	$423	$215	$193	$222	$153

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

(f)    For more information regarding our dividends declared, including supplemental dividends of $1.60 per share of our common stock during third quarter 2020 and $1.00 per share of our common stock during each fourth quarter 2019 and third quarter 2018, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(g)    On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective transition method and used the effective date as our date of initial application. Consequently, leases for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. We recorded additional lease liabilities for operating leases of $72.4 million, with an offsetting increase to right-of-use (ROU) assets of approximately $69.2 million as of January 1, 2019. For more information regarding our leases, see Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Overview

Company Background

    Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of customers, which includes a diverse mix of retail lumberyards, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood fiber procurement through distribution. During 2020, approximately 61% of our Wood Products segment sales, or approximately 80% and 24% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

    We recorded income from operations of $335.0 million during the year ended December 31, 2020, compared with $136.5 million during the same period in the prior year. In our Wood Products segment, income increased by $73.5 million to $127.7 million for the year ended December 31, 2020, from $54.2 million in 2019. The increase in segment income was due primarily to higher plywood sales prices, as well as higher I-joist sales volumes and lower manufacturing costs. These improvements were offset partially by accelerated depreciation of $15.0 million and other closure-related costs at our Roxboro, North Carolina facility, as well as lower EWP prices and higher wood fiber costs, particularly OSB (used in the manufacture of I-joists). In our BMD segment, income improved $131.3 million to $247.5 million for the year ended December 31, 2020, from $116.2 million for the year ended December 31, 2019, driven by a gross margin increase of $173.0 million, resulting primarily from improved gross margins on commodity products, as well as higher sales of general line products compared with 2019. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $35.7 million and $4.2 million, respectively. These changes are discussed further in "Our Operating Results" below.

    We ended 2020 with $405.4 million of cash and cash equivalents and $443.8 million of debt. At December 31, 2020, we had $345.2 million of unused committed bank line availability. We generated $120.1 million of cash during the year ended December 31, 2020, as cash provided by operations and issuances of long-term debt was offset partially by debt payments, capital spending, and dividends paid on our common stock. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

As both a manufacturer and a distributor, our 2020 financial results were favorably impacted by higher commodity wood products pricing compared to pricing in 2019. During 2020, our business experienced rapidly evolving market conditions and economic uncertainties surrounding the impact of COVID-19, and various restrictions that limited residential construction activity. In response to COVID-19 uncertainties, early in the second quarter, our Wood Products segment and many other producers in our industry reduced production levels. In addition, many companies involved in the manufacture and distribution of building materials dramatically reduced inventory levels in late first quarter and early second quarter in response to falling commodity wood products prices and future demand uncertainty. As restrictions were loosened or rescinded, construction activity resumed mid-second quarter and continued at a robust pace throughout the remainder of 2020. Across commodity product lines, product demand in the third quarter exceeded supply, and producers struggled to restore capacity because of COVID-19 related disruptions and natural disasters, causing significant increases in commodity products prices. In the fourth quarter, composite lumber and panel prices fell sharply during October and November 2020 before a strong pricing rebound in December 2020. Our BMD warehouse sales were strong throughout the third and fourth quarters as our retail lumberyard customers relied on our broad base of inventory and high service levels to minimize their working capital investment given COVID-19 related uncertainties and historically high commodity product prices. In addition, we have had strong demand from our home center customers in response to elevated repair and remodel and "do-it-yourself" activity as people are spending more time at home during the pandemic.

As we begin 2021, Wood Products continues to experience periodic short-term disruptions at many locations due to COVID-19 as we continue to make efforts to restore production rates to pre-COVID-19 levels in response to strong end-product demand, particularly for our EWP. In addition, we have experienced COVID-19 related short-term disruptions at our BMD locations and our activity levels across our distribution network continue to vary widely as COVID-19 impacts geographies across the U.S. to differing degrees, and federal, state, or local restrictions are implemented or rescinded. To date, we have not experienced significant supply chain disruptions that would limit our ability to meet customer delivery commitments or source the necessary raw materials and finished goods needed by our operations. We continue to conduct business with modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders.

    While there continues to be a heightened level of economic uncertainty due to the pandemic, low mortgage rates, continuation of work-from-home practices by many in the economy, and demographics in the U.S. have created a favorable demand environment for new residential construction, particularly single-family housing starts, which we expect to continue in 2021. Furthermore, with homeowners spending more time at home, repair and remodel spending may remain elevated as homeowners invest in existing homes. As of February 2021, the Blue Chip Economic Indicators consensus forecast for 2021 single- and multi-family housing starts in the U.S. was 1.51 million units, compared with actual housing starts of 1.38 million in 2020 and 1.29 million in 2019, as reported by the U.S. Census Bureau. Although we believe that current U.S. demographics support the higher level of forecasted housing starts, and many national home builders are reporting strong near-term backlogs, the impacts of COVID-19 on residential construction and repair-and-remodeling activity are uncertain.

    Strong demand when coupled with capacity constraints in late fourth quarter 2020 and early first quarter 2021 created supply/demand imbalances in the marketplace and historically high pricing levels for commodity lumber and panel products. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, our sales and profitability are influenced by changes in commodity product prices.

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

    Commodity Nature of Our Products

    Many of the building products we manufacture or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been volatile historically.

    The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average price changes, 2020 and 2018 were years of exceptional price volatility when compared to historical results.

	Year Ended December 31
	2020 versus 2019	2019 versus 2018	2018 versus 2017
Increase (decrease) in composite panel prices	54%	(27)%	10%
Increase (decrease) in Western Fir plywood prices	22%	(16)%	19%
Increase (decrease) in Southern Pine plywood prices	29%	(18)%	14%
Increase (decrease) in OSB prices	99%	(38)%	—%
Increase (decrease) in composite lumber prices	57%	(23)%	12%

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

    General Economic and Industry Conditions Affecting Demand

    The level of housing starts is especially important to our results of operations. New residential construction activity has historically been volatile with demand influenced by several economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices. The pace of household formation rates and residential repair-and-remodeling activity will also be affected by the economic impact of COVID-19, employment levels, wage growth, housing affordability, availability of construction labor, materials, and building lots, prospective home buyers' access to financing, consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption. Increases in EWP demand will be highly influenced by single-family housing starts.

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

    Cost and Availability of Raw Materials

    Our principal raw material is wood fiber, which accounted for approximately 42% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2020. Logs comprised approximately 73% of our wood fiber costs during 2020, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

    The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2020 versus 2019	2019 versus 2018	2018 versus 2017
Increase (decrease) in per-unit log costs	1%	(10)%	13%

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

    We also purchase OSB, which is used as the vertical web to assemble I-joists, from a supplier with multiple locations throughout North America. OSB accounted for approximately 7% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2020. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns. Sustained periods of high OSB costs lead to higher costs of our I-joist production.

    Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

    We also use various resins and glues in our manufacturing processes, which accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2020. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

    We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31
	2020	2019	2018
	(millions)
Sales	$5,474.8	$4,643.4	$4,995.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	4,536.1	3,965.8	4,307.6
Depreciation and amortization	95.2	80.1	146.8
Selling and distribution expenses	428.3	390.7	363.1
General and administrative expenses	78.6	71.1	68.8
Loss on sale and curtailment of facilities	1.7	—	38.3
Other (income) expense, net	—	(0.8)	(1.4)
	5,139.8	4,506.9	4,923.3

Income from operations	$335.0	$136.5	$72.0

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	82.9%	85.4%	86.2%
Depreciation and amortization	1.7	1.7	2.9
Selling and distribution expenses	7.8	8.4	7.3
General and administrative expenses	1.4	1.5	1.4
Loss on sale and curtailment of facilities	—	—	0.8
Other (income) expense, net	—	—	—
	93.9%	97.1%	98.6%

Income from operations	6.1%	2.9%	1.4%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31
	2020	2019	2018
	(thousands)
U.S. Housing Starts (a)
Single-family	990.1	887.7	875.8
Multi-family	389.9	402.3	374.1
	1,380.0	1,290.0	1,249.9

	(millions)
Segment Sales
Wood Products	$1,323.9	$1,275.2	$1,533.3
Building Materials Distribution	4,952.0	4,137.7	$4,287.7
Intersegment eliminations	(801.1)	(769.5)	(825.7)
	$5,474.8	$4,643.4	$4,995.3

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	17.3	17.9	17.7
I-joists (equivalent lineal feet)	241	227	237
Plywood (sq. ft.) (3/8" basis)	1,253	1,337	1,423
Lumber (board feet)	86	85	153

	(dollars per unit)
Wood Products
Average Net Selling Prices
LVL (cubic foot)	$18.26	$18.66	$18.11
I-joists (1,000 equivalent lineal feet)	1,244	1,270	1,218
Plywood (1,000 sq. ft.) (3/8" basis)	347	266	351
Lumber (1,000 board feet)	612	611	588

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	46.6%	41.7%	48.3%
General line	35.6%	38.2%	33.1%
Engineered wood products	17.8%	20.1%	18.6%

Gross margin percentage (b)	14.0%	12.6%	11.3%
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

2020 Compared With 2019

Sales

    For the year ended December 31, 2020, total sales increased $831.4 million, or 18%, to $5,474.8 million from $4,643.4 million during the year ended December 31, 2019. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute. During 2020, U.S. housing starts increased 7%, with single-family starts up 12%, compared with 2019. Single-family housing starts are the primary driver of our sales volumes and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2020, average composite lumber and average composite panel prices were 57% and 54% higher, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These increases in composite commodity pricing resulted in higher sales in both of our segments, as noted below.

    Wood Products.  During the year ended December 31, 2020, sales, including sales to our BMD segment, increased $48.7 million, or 4%, to $1,323.9 million from $1,275.2 million in 2019. The increase in sales was driven primarily by higher plywood prices of 30%, resulting in increased sales of $101.0 million. In addition, higher sales volumes for I-joists of 6% resulted in increased sales of $18.1 million. These increases were offset partially by lower sales volumes for plywood and LVL of 6% and 3%, respectively, resulting in decreased sales of $22.4 million and $10.4 million, respectively. The lower volume for plywood sales reflects our continued work to optimize veneer into EWP production, as well as periodic short-term disruptions related to COVID-19. Net sales prices for LVL and I-joists each decreased 2%, resulting in decreased sales of $6.9 million and $6.2 million, respectively. In addition, other sales, including by-products, freight, and logs, decreased compared with the prior year period.

    Building Materials Distribution.  During the year ended December 31, 2020, sales increased $814.3 million, or 20%, to $4,952.0 million from $4,137.7 million in 2019. Compared with the prior year, the overall increase in sales was driven by sales price and sales volume increases of 13% and 7%, respectively. By product line, commodity sales increased 34%, or $584.4 million, general line product sales increased 11%, or $181.7 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 6%, or $48.2 million.

Costs and Expenses

    Materials, labor, and other operating expenses (excluding depreciation) increased $570.3 million, or 14%, to $4,536.1 million for the year ended December 31, 2020, compared with $3,965.8 million during the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased, due to lower sales volumes, offset partially by higher per-unit costs of OSB (used in the manufacture of I-joists) of 36%, compared with 2019. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 640 basis points, which was primarily due to higher plywood sales prices, resulting in improved leveraging of manufacturing costs, including labor and wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher commodity prices and higher sales volumes, compared with 2019. However, the BMD segment MLO rate improved 140 basis points compared with 2019 due primarily to improved gross margin percentages for our commodity product sales, driven by an increasing commodity price environment during the majority of 2020.

    Depreciation and amortization expenses increased $15.0 million, or 19%, to $95.2 million for the year ended December 31, 2020, compared with $80.1 million during the prior year. The increase was due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    Selling and distribution expenses increased $37.5 million, or 10%, to $428.3 million for the year ended December 31, 2020, compared with $390.7 million for the prior year. The increase was due primarily to higher employee-related expenses, mostly incentive compensation, of $34.0 million, as well as higher shipping and handling costs of $3.3 million. These increases were offset partially by lower travel and entertainment expenses of $5.7 million.

    General and administrative expenses increased $7.6 million, or 11%, to $78.6 million for the year ended December 31, 2020, compared with $71.1 million for the prior year. The increase was due primarily to higher employee-related expenses, mostly incentive compensation, of $11.8 million, offset partially by lower travel and entertainment expenses of $2.2 million and other discretionary expenses.

    Loss on sale and curtailment of facilities of $1.7 million for the year ended December 31, 2020, represents various closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina, facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income From Operations

    Income from operations increased $198.6 million to $335.0 million for the year ended December 31, 2020, compared with $136.5 million for the year ended December 31, 2019.

 Wood Products.  For the year ended December 31, 2020, segment income increased $73.5 million to $127.7 million from $54.2 million for the year ended December 31, 2019. The increase in segment income was due primarily to higher plywood sales prices, as well as higher I-joist sales volumes and lower manufacturing costs. These improvements were offset partially by accelerated depreciation of $15.0 million and other closure-related costs of $1.7 million at our Roxboro, North Carolina facility, as well as lower EWP prices and higher wood fiber costs. In addition, selling and distribution expenses and general and administrative expenses increased $1.9 million and $0.6 million, respectively.

    Building Materials Distribution.  For the year ended December 31, 2020, segment income increased $131.3 million to $247.5 million from $116.2 million for the year ended December 31, 2019. The increase in segment income was driven by a gross margin increase of $173.0 million, resulting primarily from improved gross margins on commodity products, as well as higher sales of general line products compared with 2019. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $35.7 million and $4.2 million, respectively.

Corporate.  Unallocated corporate expenses increased $6.2 million to $40.2 million for the year ended December 31, 2020, from $34.0 million for the year ended December 31, 2019. The increase was due primarily to higher incentive compensation and business interruption losses. As part of our self-insured risk retention program, corporate absorbed approximately $3.5 million of estimated business interruption losses at Wood Products facilities in 2020. The losses resulted from downtime at our Louisiana manufacturing facilities due to hurricanes and from a fire-related production disruption at our Chester, South Carolina, plywood plant.

Other

Pension expense (excluding service costs). In December 2020, we eliminated our qualified defined benefit pension plan (Pension Plan). The process of eliminating the Pension Plan included lump-sum payments made to eligible plan participants at their election and the purchase of a buy-out group annuity contract (Buy-Out) from The Prudential Insurance Company of America (Prudential), which was funded with plan assets. When the Buy-Out became effective on December 31, 2020, we irrevocably transferred to Prudential the future benefit obligations and annuity administration for all remaining plan participants (or their beneficiaries) in the Pension Plan. These transactions fully eliminated the liabilities of our Pension Plan, resulting in a non-cash settlement charge of $6.2 million in fourth quarter 2020.

On September 30, 2019, we transferred $19.8 million of our Pension Plan assets to Prudential for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately 10% of our U.S. qualified pension plan projected benefit obligations at the time of the transaction. As a result of the transaction, we recognized a non-cash settlement charge of $1.3 million in third quarter 2019.

For additional information related to our Pension Plan, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Loss on extinguishment of debt. In connection with the issuance of the $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes), we commenced a tender offer to purchase any and all of our $350 million aggregate principal amount of 5.625% senior notes due September 1, 2024 (2024 Notes) then outstanding. On July 27, 2020, we accepted for purchase an aggregate principal amount of $212.5 million of the 2024 Notes that were tendered. On September 1, 2020, we redeemed the remaining $137.5 million in aggregate principal amount of the 2024 Notes outstanding. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.0 million during 2020. The loss includes $10.8 million in debt extinguishment premium payments and $3.2 million for the write-off of unamortized deferred financing costs. For more information related to our indebtedness, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

2019 Compared With 2018

Sales

For the year ended December 31, 2019, total sales decreased $351.9 million, or 7%, to $4,643.4 million from $4,995.3 million during the year ended December 31, 2018. As described below, the decline in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute. During 2019, U.S. housing starts increased 3%, with single- family starts up 1%, compared with 2018. Single-family housing starts are the primary driver of our sales volumes and typically result in higher building product utilization per start than multi-family units. For the year ended December 31, 2019, average composite panel and average composite lumber prices were 27% and 23% lower, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. These declines in composite commodity pricing resulted in lower sales in both of our segments, as noted below.

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

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $341.8 million, or 8%, to $3,965.8 million for the year ended December 31, 2019, compared with $4,307.6 million during the prior year. In our Wood Products segment, the decrease in materials, labor, and other operating expenses was primarily driven by lower sales volumes, as well as lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of 33% and 10%, respectively, compared with 2018. However, the MLO rate in our Wood Products segment increased by 100 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs, offset partially by lower wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower commodity prices, compared with 2018. However, the BMD segment MLO rate improved 130 basis points compared with 2018 driven primarily by a greater mix of general line sales, which have higher margins than commodity products. In addition, margin percentages for our commodity product sales improved because of a generally stable commodity pricing environment in 2019.

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

Loss on sale and curtailment of facilities of $38.3 million for the year ended December 31, 2018, relates to the following:

•Impairment and sale related losses of $24.0 million upon classifying the Wood Products facility in Moncure, North Carolina, as held for sale (Moncure Impairment Loss) and a loss of $11.5 million related to the sale of Wood Products facilities in Northeast Oregon (NEO Impairment Loss). For additional information, related to the sale of our manufacturing facilities, see Note 7, Sale of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•Construction in progress and spare parts write-offs of $2.6 million, as well as $0.2 million of severance-related expenses, due to the permanent curtailment of LVL production at our Roxboro, North Carolina, facility. For additional information, see Note 6, Curtailment of Manufacturing Facilities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Other

Pension expense (excluding service costs). On September 30, 2019, April 25, 2018, and August 10, 2018, we transferred $19.8 million, $151.8 million, and $124.8 million, respectively, of our Pension Plan assets to Prudential for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments of the related transferred Pension Plan obligations. As a result of the transactions, we recognized non-cash pension settlement charges of $1.3 million and $23.3 million, respectively, for the years ended December 31, 2019 and 2018.

For additional information related to the transfer of pension plan assets, see Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income Tax Provision

    For the years ended December 31, 2020, 2019, and 2018, we recorded $111.3 million, $27.3 million, and $1.6 million, respectively, of income tax expense and had an effective rate of 38.9%, 25.2%, and 7.4%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

During the year ended December 31, 2020, the primary reasons for the difference between the federal statutory income tax rate of 21% and the effective tax rate were the effect of the following:

•A $38.8 million increase in income tax expense, or an effect of 13.5%, from the required release of stranded tax effects upon elimination of our Pension Plan in December 2020 (Plan Termination). For additional information related to the Plan Termination and the related release of stranded tax effects, see Note 4, Income Taxes, and Note 12, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•A $12.3 million increase in income tax expense, or an effect of 4.3%, from state income taxes.

During the year ended December 31, 2019, the primary reasons for the difference between the federal statutory income     tax rate of 21% and the effective tax rate were the effect of the following:

•A $4.4 million increase in income tax expense, or an effect of 4.1%, from state income taxes.

•A $1.7 million increase in income tax expense, or an effect of 1.6%, from permanent differences, including meals and entertainment and nondeductible executive compensation.

•A $1.3 million reduction in income tax expense, or an effect of 1.2%, from tax credits and excess tax benefits of share-based payment awards.

    During the year ended December 31, 2018, the primary reasons for the difference between the federal statutory income tax rate of 21% and the effective tax rate were the effect of the following:

•A $3.8 million reduction in income tax expense, or an effect of 17.2%, resulting from the remeasurement of deferred income taxes to the new federal statutory rate of 21%, which mostly relates to a $20.0 million discretionary pension contribution made during 2018, for which we received a tax deduction at the 2017 federal income tax rate of 35%.

•A $1.7 million reduction in income tax expense, or an effect of 7.8%, from excess tax benefits of share-based payment awards.

•A $0.7 million increase in income tax expense, or an effect of 3.4%, from state income taxes.

•A $1.5 million increase in income tax expense, or an effect of 6.9%, from permanent differences, including meals and entertainment and nondeductible executive compensation.

Industry Mergers and Acquisitions

On November 19, 2020, West Fraser Timber Co. Ltd. (West Fraser) and Norbord Inc. (Norbord) announced a definitive agreement pursuant to which West Fraser will acquire all of the shares of Norbord. The acquisition closed during the first quarter of 2021. West Fraser supplies product to our BMD segment, and Norbord is a supplier to both our Wood Products and BMD segments. We believe we have good relationships with these vendors and we do not expect the transaction to have a material impact on our future results of operations.

On August 27, 2020, Builders FirstSource, Inc. (BFS) and BMC Stock Holdings (BMC) announced a definitive merger agreement. The merger closed in early January 2021. BFS and BMC are both customers of ours. We believe we have good relationships with these customers. Because this transaction closed recently, we cannot yet assess the impact, if any, this customer combination may have on our future results of operations.

Liquidity and Capital Resources

    We ended 2020 with $405.4 million of cash and cash equivalents and $443.8 million of long-term debt. At December 31, 2020, we had $750.6 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents increased by $120.1 million during the year ended December 31, 2020, as cash provided by operations and issuances of long-term debt were offset partially by debt payments, capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards, as further discussed below.

    At December 31, 2020, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, funding of acquisitions, lease obligations, working capital, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2021 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2021.

Sources and Uses of Cash

We generate cash primarily from sales of our products, as well as short-term and long-term borrowings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt, pay dividends, repurchase our common stock, and meet our contractual obligations and commercial commitments. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Year Ended December 31
	2020	2019	2018
	(thousands)
Net cash provided by operations	$294,516	$245,647	$163,611
Net cash used for investment	(78,716)	(94,065)	(89,257)
Net cash used for financing	(95,655)	(58,016)	(59,823)

Operating Activities

2020 Compared With 2019

In 2020, our operating activities generated $294.5 million of cash, compared with $245.6 million in 2019. The $48.9 million increase in cash provided by operations in 2020 relates primarily to the following:

•A $131.3 million increase in income in our BMD segment and a $73.5 million increase in income in our Wood Products segment. See "Operating Results" above for a discussion on our results for 2020.

•A $35.7 million increase in working capital during 2020, compared with a $47.4 million decrease in working capital during 2019. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increase in working capital in 2020 was primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2020 primarily reflects increased sales of approximately 55%, comparing sales for the month of December 2020 with sales for the month of December 2019. Inventories increased in 2020 primarily due to an increase in finished goods inventory in our BMD segment. However, inventories in our Wood Products segment decreased in 2020 due to strong product demand, lower log inventory, and reduced production levels as a result of periodic short-term disruptions at many locations due to COVID-19. The decrease in working capital in 2019 was primarily attributable to decreased inventories and higher accounts payable. Inventories decreased in 2019, particularly in our BMD segment, as a result of weaker commodity pricing during the period. The increase in accounts payable and accrued liabilities in 2020 was greater than the 2019 increase, reflecting the increase in inventories as of December 31, 2020, and higher incentive compensation accruals.

•A $76.5 million increase in cash paid for income taxes, net of refunds. During 2020, cash paid for taxes, net of refunds received was $75.1 million, compared to income tax refunds received, net of taxes paid of $1.4 million in 2019. The increase in cash paid for income taxes is primarily due to an increase in income from operations.

•An increase in cash contributions to our pension plans of $7.5 million. During 2020, we used $12.8 million of cash to make pension contributions, compared with $5.2 million during 2019.

2019 Compared With 2018

    In 2019, our operating activities generated $245.6 million of cash, compared with $163.6 million in 2018. The $82.0 million increase in cash provided by operations in 2019 relates primarily to the following:

•A $47.4 million decrease in working capital during 2019, compared with a $41.7 million increase in working capital during 2018. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The decrease in working capital in 2019 was primarily attributable to decreased inventories and higher accounts payable. The decrease in inventories provided $40.2 million of cash during 2019, compared with a use of cash of $64.2 million in the same period a year ago. Inventories decreased during 2019 as inventory in our BMD segment did not increase at the same rate as the comparative prior year period as a result of weaker commodity pricing in 2019. In addition, inventory levels at the end of 2018 were seasonally higher than normal with slower sales in the second half of 2018 due to slower housing activity and concerns regarding further commodity price declines impacting our customers purchasing patterns. The increase in accounts payable and accrued liabilities provided $5.2 million of cash during 2019, compared with a use of cash of $14.5 million in the same period a year ago. The increase in working capital in 2018 was primarily attributable to higher inventories and a decrease in accounts payable and accrued liabilities, offset partially by a decrease in receivables. As discussed above, inventories increased in 2018 primarily due to an increase in finished goods inventory in our BMD segment. The decrease in receivables and increase in inventory in 2018 primarily reflects decreased sales of approximately 12%, comparing sales for the month of December 2018 with sales for the month of December 2017. Accounts payable and accrued liabilities decreased in 2018 primarily due to lower inventory purchases in our BMD segment in December 2018, compared with December 2017.

•A decrease in cash contributions to our pension plans of $20.8 million. During 2019, we used $5.2 million of cash to make pension contributions, compared with $26.1 million during 2018.

•A $15.9 million decrease in cash paid for income taxes, net of refunds. The decrease in cash paid for income taxes is primarily due to an overpayment of taxes in 2018 which was applied to 2019 tax payment requirements.

•A decrease in cash generated by our Wood Products operations. Although operating income in our Wood Products segment increased $64.2 million, the 2018 results include approximately $90 million of non-cash charges including the accelerated depreciation of curtailed LVL production assets at our Roxboro, North Carolina facility, the Moncure Impairment Loss, and the NEO Impairment Loss. See "Operating Results" above for a discussion on our results for 2019 and 2018.

Investment Activities

Net cash used for investing activities was $78.7 million, $94.1 million, and $89.3 million during 2020, 2019, and 2018, respectively.

2020

    During the year ended December 31, 2020, we used approximately $79.4 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Included in our 2020 capital spending is the log utilization center improvement project at our plywood and veneer facility in Florien, Louisiana, BMD's door shop expansion in Dallas, Texas, the purchase and improvement of a BMD property in Gallatin, Tennessee, that expands our service capabilities in the Nashville market, and the purchase of a previously leased BMD property in Woodinville, Washington. Purchases of property and equipment also included approximately $1 million for environmental compliance in 2020, and we expect to spend approximately $2 million in environmental compliance related spending in 2021.

    We expect capital expenditures in 2021 to total approximately $80 million to $90 million. We expect our capital spending in 2021 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. This level of capital expenditures could increase or decrease as a result of a number of factors, including acquisitions, efforts to accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, and timing of equipment purchases.

2019

    During the year ended December 31, 2019, we used approximately $82.7 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2019, purchases of property and equipment included approximately $2 million for environmental compliance. In addition, we used $15.7 million for the acquisition of a wholesale building materials distribution location in Birmingham, Alabama. For the year ended December 31, 2019, we received asset sales proceeds of $2.5 million, from the sale of a hardwood plywood facility located in Moncure, North Carolina. For additional information related to the sale of our manufacturing facility and acquisition of the distribution facility, see Note 7, Sale of Manufacturing Facilities, and Note 8, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Financing Activities

    During 2020, our financing activities used $95.7 million of cash. On July 27, 2020, we issued $400 million of 2030 Notes. With proceeds from the 2030 Notes issuance, we retired our $350 million of 2024 Notes and paid-off our American AgCredit term loan of $45.0 million. In connection with the retirement of the 2024 Notes, we made debt extinguishment premium payments of $10.8 million. During 2020, our financing activities also used $79.2 million for common stock dividend payments, $6.2 million for financing costs related to the 2030 Notes, and $3.3 million of tax withholding payments on stock-based awards. See "Dividends on Common Stock" below for further discussion of common stock dividend payments. During 2020, we did not borrow under our revolving credit facility, and therefore have no borrowings outstanding on the facility as of December 31, 2020.

On March 13, 2020, we negotiated an extension of our $350 million revolving credit agreement and our related $50 million term loan. As of December 31, 2020, we have no debt maturities prior to 2025.

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

Debt Structure

    For information related to our debt transactions and debt structure, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Dividends on Common Stock

    On November 14, 2017, our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Future quarterly dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The dividend policy may be suspended or canceled at the discretion of the board of directors at any time.

    For more information regarding our dividend declarations and payments made during 2020, 2019, and 2018, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Stock Repurchase Program

    For information related to our stock repurchases, see Note 14, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2020. Some of the amounts included in the table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table. Purchase orders made in the ordinary course of business are excluded from the table below. Any amounts for which we are liable under purchase orders are reflected on the Consolidated Balance Sheets as accounts payable and accrued liabilities.

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
	(millions)
Long-term debt (a)	$—	$—	$50.0	$400.0	$450.0
Interest (b)	20.0	39.9	39.6	97.5	197.0
Operating leases (c)	13.6	25.1	20.6	25.5	84.9
Finance leases (c)	3.9	7.9	7.6	37.8	57.2
Purchase obligations
Raw materials (d)	41.6	75.1	49.0	48.7	214.4
Other	3.2	2.3	0.2	—	5.7
Other long-term liabilities reflected on our Balance Sheet (e)
Compensation and benefits, including pension funding obligations (f)	7.9	4.2	4.2	15.9	32.2
Other	2.9	3.7	1.8	6.8	15.2
	$93.1	$158.2	$173.0	$632.2	$1,056.6
_______________________________________

(a)    These borrowings are further explained in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    Amounts represent estimated interest payments on the 2030 Notes and ABL Term Loan as of December 31, 2020, assuming these instruments are held to maturity. Unused commitment fees and letter of credit fees payable under the Revolving Credit Facility are excluded from the table above. In addition, we have excluded our interest rate swaps from interest in the table above. For information regarding average pay rates and average receive rates on our interest rate swaps, see "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

(c)    We enter into operating and finance leases in the normal course of business. We lease a portion of our distribution centers as well as other property and equipment under operating and finance leases. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. Amounts exclude the minimum lease commitment for leases signed but not yet commenced as of December 31, 2020 of $7.3 million. For more information, see Note 11, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(d)    Amounts represent contracts to purchase approximately $214 million of logs, approximately $35 million of which will be purchased pursuant to fixed-price contracts and approximately $179 million of which will be purchased pursuant to variable-price contracts. The $179 million is estimated using current contractual index pricing, but actual prices depend on future market prices. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

(e)    Long-term deferred income tax liabilities and unrecognized tax benefits are excluded from this table, because the timing of future cash outflows related to these items are uncertain. For more information, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(f)    Amounts consist of our non-qualified pension and deferred compensation liabilities, including the current portion of those obligations of $6.3 million.

Off-Balance Sheet Arrangements

At December 31, 2020 and 2019, we had no material off-balance sheet arrangements with unconsolidated entities.

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

Seasonal Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodeling activities, and light commercial construction activities. We typically report lower sales volumes in the first and fourth quarters due to the impact of poor weather on the construction market, and we generally have higher sales volumes in the second and third quarters, reflecting an increase in construction due to more favorable weather conditions. We typically have higher working capital in the first and second quarters in preparation and response to the building season. Seasonally cold weather increases costs, especially energy consumption costs, at most of our manufacturing facilities.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2020, 2019, and 2018, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

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

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2020, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR after the pay-off of our $45.0 million term loan in July 2020, described in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. During the year ended December 31, 2020, we liquidated our interest rate swap agreements with notional principal amounts of $45.0 million in conjunction with the pay-off of the $45.0 million term loan. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2020, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million is due on a monthly basis at an annual fixed rate of 1.007% and expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39% and expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2019, we recorded a long-term asset of $0.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements.

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

    The table below provides information as of December 31, 2020, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2020 rates and does not attempt to project future rates.

							December 31, 2020
	2021	2022	2023	2024	2025	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$400.0	$400.0	$432.0
Average interest rates	—	—	—	—	—	4.875%	4.875%	—
Variable-rate debt payments (a)
Term Loan	$—	$—	$—	$—	$50.0	$—	$50.0	$50.0
Average interest rates	—	—	—	—	0.9%	—	0.9%	—
_______________________________________

(a)    These obligations are further explained in Note 10, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

    The table below provides information as of December 31, 2020, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 16, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value of the asset at December 31, 2020:

							December 31, 2020
	2021	2022	2023	2024	2025	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount (a)	$—	$50.0	$—	$—	$50.0	$—	$50.0	$(0.6)
Average pay rate (b)	—	1.0%	—	—	0.4%	—	0.7%	—
Average receive rate (c)	—	0.2%	—	—	0.2%	—	0.2%	—
_______________________________________

(a)    We have one interest rate swap with a notional principal amount of $50.0 million that expires in February 2022 (Initial Swap). Another forward interest rate swap agreement commences on the expiration date of the Initial Swap and expires in June 2025.

(b)    Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(c)    Represents the weighted average variable interest rate receivable on our interest rate swaps at December 31, 2020.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2020, we paid an insignificant amount in environmental fines and penalties.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2020 and 2019, we spent approximately $1 million and $2 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $2 million in 2021 for this purpose.

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

Climate Change

    In recent years, various legislative and regulatory proposals to restrict emissions of greenhouse gases (GHG), such as CO2, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). These proposals have included regulations to reduce GHG emissions from new and existing electric utilities, which may result in increased electricity and natural gas costs to our businesses. There are currently no specific regulations that require our wood products plants to reduce GHG emissions, and the current EPA administration has not announced plans to develop such federal regulations.

    States are taking various positions on climate change regulation. For example, Oregon and Washington are considering legislation and/or regulations to reduce GHG emissions that may impact our operations by increasing natural gas, transportation fuel, and/or electricity costs. Our manufacturing operations in these states derive a significant amount of their energy from biomass, although neither state currently plans to regulate biogenic CO2 emissions. We are not aware of any plans to regulate GHG emissions by other states in which we have manufacturing operations. However, there are on going efforts by various other organizations to encourage and/or require companies to calculate, report, and reduce their carbon footprint. Furthermore, our customers may impose carbon footprint standards on their vendors, which may require us to incur additional costs associated with the evaluation and reduction of GHGs. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.

Other Regulatory Initiatives

    From time to time, legislative bodies and environmental regulatory agencies may promulgate new regulatory programs imposing significant incremental operating costs or capital costs on us. In 2016, our facilities began complying with the final Boiler Maximum Achievable Control Technology (MACT) regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. Following litigation of the standards, in 2020 the EPA proposed more stringent MACT emission standards for several types of boilers, including boilers common to our facilities. The EPA has not finalized those standards and therefore, remain subject to change. We expect our facilities will meet the proposed limits, although certain of our boilers may yet require additional improvements to ensure compliance. We continue to monitor and evaluate the EPA’s revisions to the Boiler MACT emission limits.

    Some of our wood products facilities are subject to the Plywood and Composite Wood Products (PCWP) MACT standards for hazardous air pollutants, and they have complied with these standards since 2007 or 2008. In 2020, the EPA completed the Risk and Technology Review (RTR) for PCWP MACT standards. The EPA published the PCWP MACT RTR Rule on August 13, 2020, which concluded additional controls were not required for PCWP sources. However, the RTR Rule did not address certain remanded sources, including plywood presses, lumber kilns, and various other emission sources at wood products manufacturing mills. Furthermore, soon after publication of the RTR Rule, an environmental organization filed a petition for reconsideration which the EPA has granted. The EPA expects to begin working on the reconsideration and the remanded sources in 2021, but it may take the EPA two to three years to complete a final rule. It is expected that manufacturing facilities subject to the PCWP MACT standards would have three years after rule promulgation to comply with the revised rule. At this time we are unable to predict the impact to our business due to the potential revisions to this rule.

    The Oregon Department of Environmental Quality (ODEQ) Cleaner Air Oregon (CAO) rules regulate toxic air emissions from manufacturing facilities located in Oregon. The rules are risk-based, and in March 2019, the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first tier risk group, although our Medford plywood mill was identified in the second tier group. The second group is expected to be selected into the program in 2021 or 2022. Our other mills were identified in the third and fourth tier groups and will likely be selected several years from now. When selected into the program, the facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk. We are developing a strategy for our Medford plywood mill but cannot predict the impact on that operation at this time. Furthermore, the ODEQ is currently considering revisions to the CAO rules and released draft rules on January 20, 2021. Although we are still evaluating effect of the draft rules on our business, we may be required to incur additional costs and/or accelerate the timing of compliance by our facilities.

The Regional Haze Rule, promulgated by the EPA, sets standards for visual air clarity in "Federal Class I" areas such as national parks and wilderness areas. In 2020, the ODEQ required our Medford and Elgin plywood mills to submit a cost/benefit analysis of emission controls that would reduce pollution at the mills associated with regional haze. In January 2021 both facilities received a preliminary determination from the ODEQ that additional controls would “likely” be required for the facilities’ boilers. We are currently evaluating the preliminary determination from the ODEQ and assessing the need for additional emission controls.

Other

At our Elgin plywood facility, our ongoing ability to use waste and storm water has been modified by the ODEQ. The new constraints create uncertainty around the future operations at the site. In late 2020, we reduced our purchases of logs for the

Elgin operation considering the uncertainty created by the change in environmental constraints. As a result, we expect to operate with rolling curtailments in the first half of 2021, as we manage environmental permits, log supply availability, operating costs, and other factors influencing operations.

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

EWP Rebates and Allowances

    We provide EWP rebates at various stages of the supply chain (including distributors, retail lumberyards, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to the time lag of information and it is challenging to estimate sales subject to rebate as the products transition beyond our wholesale customers and through the supply chain to homebuilders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider when estimating sales activity at retail lumberyards and homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2020 and 2019, we had $40.7 million and $37.3 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

    We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2020. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company
Consolidated Statements of Operations

	Year Ended December 31
	2020	2019	2018
	(thousands, except per-share data)
Sales	$5,474,838	$4,643,404	$4,995,290

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	4,536,051	3,965,776	4,307,594
Depreciation and amortization	95,169	80,141	146,837
Selling and distribution expenses	428,279	390,739	363,138
General and administrative expenses	78,636	71,072	68,811
Loss on sale and curtailment of facilities	1,707	—	38,314
Other (income) expense, net	(33)	(783)	(1,442)
	5,139,809	4,506,945	4,923,252

Income from operations	335,029	136,459	72,038

Foreign currency exchange gain (loss)	357	449	(944)
Pension expense (excluding service costs)	(7,457)	(2,474)	(24,999)
Interest expense	(26,223)	(26,051)	(26,193)
Interest income	999	2,811	1,649
Change in fair value of interest rate swaps	(2,426)	(2,963)	551
Loss on extinguishment of debt	(13,968)	—	—
	(48,718)	(28,228)	(49,936)

Income before income taxes	286,311	108,231	22,102
Income tax provision	(111,332)	(27,306)	(1,625)
Net income	$174,979	$80,925	$20,477

Weighted average common shares outstanding:
Basic	39,277	39,039	38,932
Diluted	39,431	39,242	39,387

Net income per common share:
Basic	$4.45	$2.07	$0.53
Diluted	$4.44	$2.06	$0.52

Dividends declared per common share	$2.00	$1.37	$1.30

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2020	2019	2018
	(thousands)
Net income	$174,979	$80,925	$20,477
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $1,728, $(1,176), and $3,598, respectively	5,104	(3,466)	10,580
Amortization of actuarial (gain) loss, net of tax of $204, $(44), and $380, respectively	603	(131)	1,117
Effects of settlements, net of tax of $1,581, $341, and $5,902, respectively	4,669	1,001	17,353
Stranded tax effects of pension plan termination	38,794	—	—
Other comprehensive income (loss), net of tax	49,170	(2,596)	29,050
Comprehensive income	$224,149	$78,329	$49,527

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets

	December 31
	2020	2019
	(thousands)
ASSETS
Current
Cash and cash equivalents	$405,382	$285,237
Receivables
Trade, less allowances of $1,111 and $591	375,865	215,894
Related parties	201	568
Other	15,067	15,184
Inventories	503,480	497,596
Prepaid expenses and other	8,860	8,285
Total current assets	1,308,855	1,022,764

Property and equipment, net	461,456	476,949
Operating lease right-of-use assets	62,447	64,228
Finance lease right-of-use assets	29,523	21,798
Timber deposits	11,761	12,287
Goodwill	60,382	60,382
Intangible assets, net	16,574	17,797
Deferred income taxes	7,460	7,952
Other assets	7,260	9,194
Total assets	$1,965,718	$1,693,351

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)

	December 31
	2020	2019
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$307,653	$222,930
Related parties	1,199	1,624
Accrued liabilities
Compensation and benefits	118,400	83,943
Income taxes payable	8,101	—
Interest payable	8,477	6,723
Other	80,172	69,772
Total current liabilities	524,002	384,992

Debt
Long-term debt	443,792	440,544

Other
Compensation and benefits	25,951	45,586
Operating lease liabilities, net of current portion	56,001	58,029
Finance lease liabilities, net of current portion	31,607	23,419
Deferred income taxes	18,263	26,694
Other long-term liabilities	15,303	12,757
	147,125	166,485

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,568 and 44,353 shares issued, respectively	446	444
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	538,006	533,345
Accumulated other comprehensive loss	(1,078)	(50,248)
Retained earnings	452,334	356,698
Total stockholders' equity	850,799	701,330
Total liabilities and stockholders' equity	$1,965,718	$1,693,351

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2020	2019	2018
	(thousands)
Cash provided by (used for) operations
Net income	$174,979	$80,925	$20,477
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	97,131	82,377	148,937
Stock-based compensation	7,820	7,973	8,831
Pension expense	8,125	3,121	25,793
Deferred income taxes	27,497	9,025	(7,965)
Change in fair value of interest rate swaps	2,426	2,963	(551)
Loss on sale and curtailment of facilities (excluding severance)	1,476	—	37,331
Other	169	(353)	(1,688)
Loss on extinguishment of debt	13,968	—	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(159,906)	2,160	37,561
Inventories	(6,249)	40,176	(64,190)
Prepaid expenses and other	(1,133)	(132)	(500)
Accounts payable and accrued liabilities	131,541	5,212	(14,531)
Pension contributions	(12,759)	(5,238)	(26,081)
Income taxes payable	9,022	19,387	(4,186)
Other	409	(1,949)	4,373
Net cash provided by operations	294,516	245,647	163,611

Cash provided by (used for) investment
Expenditures for property and equipment	(79,429)	(82,720)	(79,987)
Acquisitions of businesses and facilities	—	(15,676)	(25,482)
Proceeds from sale of facilities	—	2,493	15,003
Proceeds from sales of assets and other	713	1,838	1,209
Net cash used for investment	(78,716)	(94,065)	(89,257)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	400,000	5,500	7,500
Payments of long-term debt, including revolving credit facility	(405,774)	(5,500)	(7,500)
Dividends paid on common stock	(79,195)	(53,954)	(50,615)
Tax withholding payments on stock-based awards	(3,309)	(3,574)	(5,135)
Payments of deferred financing costs	(6,222)	—	—
Treasury stock purchased	—	—	(4,930)
Other	(1,155)	(488)	857
Net cash used for financing	(95,655)	(58,016)	(59,823)

Net increase in cash and cash equivalents	120,145	93,566	14,531

Balance at beginning of the period	285,237	191,671	177,140

Balance at end of the period	$405,382	$285,237	$191,671

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2017	43,748	$437	5,167	$(133,979)	$523,550	$(76,702)	$361,243	$674,549
Net income							20,477	20,477
Other comprehensive income						29,050		29,050
Common stock issued	328	4						4
Treasury stock purchased			200	(4,930)				(4,930)
Stock-based compensation					8,831			8,831
Common stock dividends ($1.30 per share)							(51,664)	(51,664)
Tax withholding payments on stock-based awards					(5,135)			(5,135)
Proceeds from exercise of stock options					1,412			1,412
Other					(4)		—	(4)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							80,925	80,925
Other comprehensive loss						(2,596)		(2,596)
Common stock issued	277	3						3
Stock-based compensation					7,973			7,973
Common stock dividends ($1.37 per share)							(54,283)	(54,283)
Tax withholding payments on stock-based awards					(3,574)			(3,574)
Proceeds from exercise of stock options					295			295
Other					(3)			(3)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330
Net income							174,979	174,979
Other comprehensive income						49,170		49,170
Common stock issued	215	2						2
Stock-based compensation					7,820			7,820
Common stock dividends ($2.00 per share)							(79,343)	(79,343)
Tax withholding payments on stock-based awards					(3,309)			(3,309)
Proceeds from exercise of stock options					152			152
Other					(2)			(2)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799

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

Cash and Cash Equivalents

    Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. At December 31, 2020 and 2019, the majority of our cash and cash equivalents were invested in money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2020 and 2019, we had $1.1 million and $0.6 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2020, our top ten customers represented approximately 42% of sales, with one customer accounting for approximately 11% of total sales. At December 31, 2020, receivables from two customers accounted for approximately 13% and 12% of total receivables. At December 31, 2019, receivables from these two customers accounted for approximately 14% and 12% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectable accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2020 and 2019, we held $371.8 million and $259.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2020 and 2019, the book value of our fixed-rate debt was $400.0 million and $350.0 million, respectively, and the fair value was estimated to be $432.0 million and $364.7 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

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

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2020 and 2019, we had $9.9 million and $9.2 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories included the following (work in process is not material):

	December 31, 2020	December 31, 2019
	(thousands)
Finished goods and work in process	$431,663	$413,020
Logs	35,622	45,574
Other raw materials and supplies	36,195	39,002
	$503,480	$497,596

Property and Equipment

    Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2020, 2019, and 2018, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

    Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2020	December 31, 2019	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$47,099	$39,304
Buildings	151,718	140,008	20	-	40
Improvements	64,178	61,187	10	-	15
Mobile equipment, information technology, and office furniture	178,271	165,445	3	-	7
Machinery and equipment	687,768	666,467	7	-	12
Construction in progress	40,606	34,846
	1,169,640	1,107,257
Less accumulated depreciation	(708,184)	(630,308)
	$461,456	$476,949

Long-Lived Asset Impairment

    We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the years ended December 31, 2020 and 2019. For a description of the impairment losses recorded during the year ended December 31, 2018, see Note 7, Sale of Manufacturing Facilities.

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

    We completed our annual assessment of goodwill in fourth quarter 2020 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2020, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 9, Goodwill and Intangible Assets, for additional information.

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

    At December 31, 2020 and 2019, we had $2.3 million and $2.2 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

    We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.1 million and $4.6 million, respectively, of deferred software costs at December 31, 2020 and 2019. During the year ended December 31, 2020, we amortized $1.9 million of deferred software costs. We amortized $2.0 million of deferred software costs for both of the years ended December 31, 2019 and 2018.

Labor Concentration and Unions

As of December 31, 2020, we had approximately 5,970 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of December 31, 2020, we had ten collective bargaining agreements. Two agreements covering approximately 740 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2021. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2020 and 2019, self-insurance related liabilities of $9.5 million and $9.9 million, respectively, were classified within "Accrued liabilities," and $10.0 million and $10.0 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Our current contracts that reference LIBOR include certain debt instruments and interest rate swaps. The amendments are effective for eligible contract modifications subsequent to March 12, 2020, and through December 31, 2022. The adoption of this standard did not have a material effect on our financial statements, but we will assess any eligible contract modifications in the future.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to reduce complexity in accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We adopted this standard in first quarter of 2021 and it did not have a material effect on our financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant related to defined benefit pension and other postretirement plans. The ASU's changes related to disclosures are part of the FASB's disclosure framework project. The updated guidance is effective retrospectively for annual reporting periods ending after December 15, 2020, with early adoption permitted. We adopted this standard in fourth quarter of 2020 and it did not have a material effect on our financial statement disclosures.

    There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Revenues

Wood Products Segment

    Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of oriented strand board (OSB) with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial plywood panels, and ponderosa pine lumber. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our Building Materials Distribution segment), home improvement centers, retail lumberyards, and industrial converters.

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

Building Materials Distribution Segment

    Our Building Materials Distribution segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including OSB, plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to retail lumberyards, home improvement centers, and specialty distributors that then sell the products to the final end customers, who are typically homebuilders, independent contractors, and homeowners engaged in residential construction projects. Substantially all of Building Materials Distribution's EWP is sourced from our Wood Products segment.

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

Rebates and Cash Discounts

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2020 and 2019, we had $56.3 million and $49.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Shipping and Handling

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $177.1 million, $169.2 million, and $156.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Other

    Our payment terms vary by the type of customer and the products offered. The term between invoicing and when payment is due is not significant.

    Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

    We expense sales commissions when incurred as they are earned. These costs are recorded within "Selling and distribution expenses."

    For revenue disaggregated by major product line for each reportable segment, see Note 17, Segment Information.

4.    Income Taxes

Income Tax Provision

    Income before income taxes includes the following components:

	Year Ended December 31
	2020	2019	2018
	(thousands)
Domestic	$284,147	$105,341	$21,704
Foreign	2,164	2,890	398
Income before income taxes	$286,311	$108,231	$22,102

    The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2020	2019	2018
	(thousands)
Current income tax provision
Federal	$66,401	$13,700	$6,459
State	17,434	4,574	3,126
Foreign	—	7	5
Total current	83,835	18,281	9,590

Deferred income tax provision (benefit)
Federal	22,321	7,430	(5,987)
State	4,529	925	(2,127)
Foreign	647	670	149
Total deferred	27,497	9,025	(7,965)
Income tax provision	$111,332	$27,306	$1,625

    The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2020	2019	2018
	(thousands, except percentages)
Income before income taxes	$286,311	$108,231	$22,102
Statutory U.S. income tax rate	21.0%	21.0%	21.0%

Statutory tax provision	$60,125	$22,728	$4,642
State taxes	12,267	4,390	741
Stranded tax effects of Plan Termination (a)	38,794	—	—
Unrecognized tax benefits	87	(178)	(181)
Benefit from enactment of the Tax Act (b)	—	—	(3,806)
Tax credits	(712)	(725)	(272)
Foreign rate differential	65	71	432
Share-based compensation	(411)	(532)	(1,718)
Nondeductible executive compensation	808	852	366
Meals and entertainment	340	738	886
Other	(31)	(38)	535
Total	$111,332	$27,306	$1,625

Effective income tax rate	38.9%	25.2%	7.4%
______________________________________

(a)    In December 2020, we eliminated our qualified defined benefit pension plan (Plan Termination), as discussed in Note 12, Retirement and Benefit Plans. Prior to the Plan Termination, "Accumulated other comprehensive loss" on our Consolidated Balance Sheet included the stranded tax effects of our conversion from a limited liability company to a corporation in 2013 and the adoption of the Tax Cuts and Jobs Act (the "Tax Act") in 2017. Upon Plan Termination, these stranded tax effects of $38.8 million were required to be released into income tax expense under GAAP.

(b)    As of December 31, 2018, we completed our assessment of the effects of the Tax Act on our financial statements. In connection with our analysis of the Tax Act, we recorded a discrete tax benefit of $3.8 million during the year ended December 31, 2018. The $3.8 million reduction in income tax expense resulted from the remeasurement of deferred income taxes to the new federal statutory rate of 21%, which mostly related to a $20.0 million discretionary pension contribution made during 2018, for which we received a tax deduction at the 2017 federal income tax rate of 35%.

    During the year ended December 31, 2020, cash paid for taxes, net of refunds received, was $75.1 million. During the year ended December 31, 2019, income tax refunds received, net of cash taxes paid, was $1.4 million. During the year ended December 31, 2018, cash paid for taxes, net of refunds received, was $14.5 million.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2020 and 2019, are summarized as follows:

	December 31, 2020	December 31, 2019
	(thousands)
Deferred tax assets
Employee benefits	$29,258	$26,914
Lease liabilities	25,057	23,241
Inventories	3,711	3,358
Foreign net operating loss carryforward	1,279	1,514
Other	6,921	6,256
Deferred tax assets	$66,226	$61,283

Deferred tax liabilities
Property and equipment	$(45,652)	$(50,751)
Right-of-use assets	(23,256)	(21,753)
Intangible assets and other	(6,823)	(5,924)
Other	(1,298)	(1,597)
Deferred tax liabilities	$(77,029)	$(80,025)

Total deferred tax liabilities, net	$(10,803)	$(18,742)

    As of December 31, 2020, we have foreign net operating loss carryforwards of $9.9 million, which if unused, will expire in years 2032 through 2036. We have state income tax credits totaling $1.3 million as of December 31, 2020, which if unused will expire in years 2021 through 2032. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating loss and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

    The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2020	2019	2018
	(thousands)
Balance as of January 1	$1,685	$1,850	$2,083
Increases related to prior years' tax positions	97	—	13
Increases related to current years' tax positions	89	53	—
Decreases related to prior years' tax positions	—	—	(43)
Lapse of statute of limitations	(91)	(218)	(203)
Balance as of December 31	$1,780	$1,685	$1,850

    As of December 31, 2020, 2019, and 2018, we had $1.8 million, $1.7 million, and $1.9 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.8 million, $1.7 million, and $1.8 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

    We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2020, 2019, and 2018, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

    We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2017 to present remain open to examination in the U.S. and tax years 2016 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2020	2019	2018
	(thousands, except per-share data)
Net income	$174,979	$80,925	$20,477
Weighted average common shares outstanding during the period (for basic calculation)	39,277	39,039	38,932
Dilutive effect of other potential common shares	154	203	455
Weighted average common shares and potential common shares (for diluted calculation)	39,431	39,242	39,387

Net income per common share - Basic	$4.45	$2.07	$0.53
Net income per common share - Diluted	$4.44	$2.06	$0.52

    The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in the year ended December 31, 2020, and 0.1 million shares of common stock in both the years ended December 31, 2019 and 2018. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

6.     Curtailment of Manufacturing Facilities

    On February 20, 2020, we decided to permanently curtail I-joist production at our Roxboro, North Carolina facility by March 31, 2020. As a result of the curtailment, we recorded $15.0 million of accelerated depreciation during first quarter 2020 to fully depreciate the curtailed I-joist assets. In addition, we recorded $1.7 million of various closure-related costs in "Loss on sale and curtailment of facilities" in our Consolidated Statements of Operations.

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

7.     Sale of Manufacturing Facilities

    In December 2018, we committed to sell a hardwood plywood facility located in Moncure, North Carolina, and subsequently entered into a definitive sale agreement in January 2019 (the Moncure Sale). This facility generated net sales and operating loss of approximately $5.5 million and $1.4 million, respectively, during the year ended December 31, 2019, and net sales and operating loss of approximately $32.7 million and $7.0 million, respectively, during the year ended December 31, 2018. These results are included in the operating results of our Wood Products segment.

    On March 1, 2019, we closed on the Moncure Sale and received proceeds of $2.5 million. The disposal group met the criteria to be classified as held for sale in December 2018. Upon classification as held for sale, we discontinued depreciation of the long-lived assets, and performed an assessment of impairment to identify and expense any excess of carrying value over fair value less costs to sell. As a result, we recorded pre-tax impairment and sale-related losses of $24.0 million during the year ended December 31, 2018, recorded in "Loss on sale and curtailment of facilities" in our Consolidated Statements of Operations.

    On September 10, 2018, we entered into an agreement to sell two lumber mills and a particleboard plant located in Northeast Oregon (the Sale). These facilities generated net sales and operating loss of approximately $74.1 million and $0.2 million, respectively, for the year ended December 31, 2018. These results are included in the operating results of our Wood Products segment.

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

    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2020 and 2019	$11,792	$48,590	$60,382

    At December 31, 2020 and 2019, intangible assets represented the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. Amortization expense is expected to be approximately $1.2 million per year for the next five years.

    Intangible assets consisted of the following:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(4,776)	7,674
	$21,350	$(4,776)	$16,574

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(3,553)	8,897
	$21,350	$(3,553)	$17,797
10.    Debt

Long-term debt consisted of the following:

	December 31, 2020	December 31, 2019
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
Term loan due 2026	—	45,000
4.875% senior notes due 2030	400,000	—
5.625% senior notes due 2024	—	350,000
Deferred financing costs	(6,208)	(4,456)
Long-term debt	$443,792	$440,544

    At December 31, 2020, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2021	$—
2022	—
2023	—
2024	—
2025	50,000
Thereafter	400,000

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2020, was $345.2 million.

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

    At both December 31, 2020 and 2019, we had no borrowings outstanding under the Revolving Credit Facility and $4.8 million and $4.6 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the year ended December 31, 2020, the average interest rate on the ABL Term Loan was approximately 2.33%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.3% during the year ended December 31, 2020.

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

Interest rates under the Term Loan Agreement were based, at our election, on either the LIBOR or a base rate, as defined in the Term Loan Agreement, plus a spread over the index. The applicable spread for the Term Loan ranges from 1.875% to 2.125% for LIBOR rate loans, and 0.875% to 1.125% for base rate loans, both dependent on our Interest Coverage Ratio (as defined in the Term Loan Agreement). During the year ended December 31, 2020, the average interest rate on the Term Loan was approximately 2.82%. We have received and expect to receive patronage credits through the period in which the Term Loan was outstanding. After giving effect to expected patronage distributions, the effective average net interest rate on the Term Loan was approximately 1.8%.

2024 Notes

    On August 29, 2016, Boise Cascade issued $350 million of 5.625% senior notes due September 1, 2024 (2024 Notes), through a private placement that was exempt from the registration requirements of the Securities Act of 1933, as amended (Securities Act). Interest on our 2024 Notes was payable semiannually in arrears on March 1 and September 1.

    In connection with the issuance of the $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes) described below, we commenced a tender offer to purchase any and all of our $350 million aggregate principal amount of 2024 Notes then outstanding. On July 27, 2020, we accepted for purchase an aggregate principal amount of $212.5 million of the 2024 Notes that were tendered. On September 1, 2020, we redeemed the remaining $137.5 million in aggregate principal amount of the 2024 Notes outstanding and our obligations under the indenture, pursuant to which the 2024 Notes were issued, were satisfied and discharged. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.0 million during the year ended December 31, 2020. The loss includes $10.8 million of debt extinguishment premium payments and $3.2 million for the write-off of unamortized deferred financing costs.

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

Following the sale of our 2030 Notes, as noted above, we used the net proceeds of the sale to repurchase or redeem any and all of our 2024 Notes, to pay off our Term Loan of $45.0 million, and to pay related financing fees and expenses related to the offering of the 2030 Notes and incurred in connection with the repurchase or redemption of the 2024 Notes.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 16, Financial Instrument Risk.

Cash Paid for Interest

For the years ended December 31, 2020, 2019, and 2018, cash payments for interest were $22.2 million, $24.1 million, and $24.1 million, respectively.

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

Lease Costs

    The components of lease expense were as follows:

	Year Ended December 31
	2020	2019
	(thousands)
Operating lease cost	$13,339	$13,541
Finance lease cost
Amortization of right-of-use assets	2,210	1,616
Interest on lease liabilities	2,271	1,899
Variable lease cost	2,967	2,645
Short-term lease cost	4,115	4,614
Sublease income	(140)	(540)
Total lease cost	$24,762	$23,775

Other Information

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2020	2019
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,018	$13,508
Operating cash flows from finance leases	2,271	1,862
Financing cash flows from finance leases	1,307	783
Right-of-use assets obtained in exchange for lease obligations
Operating leases	8,310	4,211
Finance leases	9,969	2,637

    Other information related to leases was as follows:

	December 31, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	15	14
Weighted-average discount rate
Operating leases (a)	6.4%	6.5%
Finance leases	7.7%	8.5%
___________________________________

(a)    Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

    As of December 31, 2020, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2021	$13,593	$3,924
2022	13,024	3,930
2023	12,073	3,970
2024	11,189	3,967
2025	9,448	3,607
Thereafter	25,545	37,801
Total future minimum lease payments	84,872	57,199
Less: interest	(18,945)	(24,035)
Total lease obligations	65,927	33,164
Less: current obligations	(9,926)	(1,557)
Long-term lease obligations	$56,001	$31,607

    As of December 31, 2020, the minimum lease payment amount for leases signed but not yet commenced was $7.3 million.

Disclosures Related to Periods Prior to Adoption of ASC Topic 842, "Leases"

Rental expense for operating leases was $18.2 million for the year ended December 31, 2018, and sublease rental income was not material. During the year ended December 31, 2018, we recorded two capital leases for distribution centers with initial lease terms of 13 and 20 years, respectively, in the amount of $18.9 million, which represents non-cash investing and financing activities.

12.                               Retirement and Benefit Plans

    Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, a deferred compensation plan, and a multiemployer health and welfare plan.

Defined Benefit Plans

    Some of our employees are covered by noncontributory defined benefit pension plans, including a qualified defined benefit pension plan (Pension Plan) which was eliminated in December 2020 (Plan Termination). Benefits under the Pension Plan have been frozen for salaried employees since 2009 and substantially all eligible hourly employees since 2012. The following summarizes recent activity of each individual plan:

•In conjunction with the Plan Termination, we purchased a buy-in group annuity contract (Buy-In) from The Prudential Insurance Company of America (Prudential), which was funded with plan assets on August 6, 2020. In addition, we froze accrual of all remaining benefits of hourly employees on our Pension Plan effective August 31, 2020. In anticipation of the Plan Termination, the Buy-In funded lump-sum payments made to eligible plan participants at their election, on or about December 2, 2020, after which, neither the Pension Plan nor Prudential has any further obligations to those participants.

After completion of the lump-sum program, we exercised our option to convert the Buy-In to a buy-out group annuity contract (Buy-Out) for no additional premium. When the Buy-Out became effective on December 31, 2020, we irrevocably transferred to Prudential the future benefit obligations and annuity administration for all remaining plan participants (or their beneficiaries) in the Pension Plan. These transactions fully eliminated the liabilities of our Pension Plan, resulting in a non-cash settlement charge of $6.2 million in fourth quarter 2020.

•On September 30, 2019, we transferred $19.8 million of our Pension Plan assets to Prudential for the purchase of a group annuity contract. Under the arrangement, Prudential assumed ongoing responsibility for administration and benefit payments for approximately 10% of our U.S. qualified pension plan projected benefit obligations at the time of the transaction. As a result of the transaction, we recognized a non-cash settlement charge of $1.3 million in third quarter 2019.

•On April 25, 2018, and August 10, 2018, we transferred $151.8 million and $124.8 million, respectively, of our Pension Plan assets to Prudential for the purchase of group annuity contracts. Under the arrangements, Prudential assumed ongoing responsibility for administration and benefit payments for over 60% of our U.S. qualified pension plan projected benefit obligations. As a result of the transfers of pension plan assets, we recorded settlement expense in second and third quarters 2018 of $12.0 million and $11.3 million, respectively. See "Assumptions" below for the impact on our discount rate and expected return on plan asset assumptions.

    We also have nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

Defined Contribution Plans

    We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2020, 2019, and 2018, company performance resulted in additional contributions in the range of 2% to 4%, 1.6% to 3.1%, and 2% to 4%, respectively, of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2020, 2019, and 2018, were $23.4 million, $19.8 million, and $22.2 million, respectively.

Defined Contributory Trust

    We participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2020, 2019, and 2018 approximately 735, 1,215, and 1,221, respectively, of our employees participated in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute $0.90, $0.90, and $0.85, respectively, per hour per active employee during 2020, 2019, and 2018. For certain other of these employees, we were required to contribute 4.5% of the employee's earnings during 2020, 2019, and 2018. Company contributions to the multiemployer defined contributory trust plan were $2.4 million, $2.6 million, and $2.8 million, respectively, for each of the years ended December 31, 2020, 2019, and 2018. Effective fourth quarter 2020, through collective bargaining negotiations, some of our employees no longer participate in this plan. In addition, for the remaining plan participants, we expect to contribute 4.5% of the employees earnings. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

Deferred Compensation Plan

    We sponsor a deferred compensation plan. Under the plan, participating employees and directors irrevocably elect each year to defer receipt of a portion of their compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. In addition, subject to plan revisions that became effective January 1, 2019, participants may also receive distributions of their deferred compensation accounts while still employed by the company. The deferred compensation plan is unfunded; therefore, benefits are paid from our general assets.

    For the years ended December 31, 2020, 2019, and 2018, we recognized $1.0 million, $1.1 million, and $1.0 million, respectively, of interest expense related to the plan. At December 31, 2020 and 2019, we had liabilities related to the plan of $5.9 million and $2.1 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $19.8 million and $21.6 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

    We have participated in a multiemployer health and welfare plan that covered medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. Effective November 30, 2020, through collective bargaining negotiations, our employees no longer participate in this plan. As of December 31, 2019 and 2018, approximately 475 and 604, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $6.10 per hour per active employee from January 1, 2018, to May 31, 2018. From June 1, 2018, to May 31, 2019, we were required to contribute $6.40 per hour per active employee. From June 1, 2019, to May 31, 2020, we were required to contribute $6.70 per hour per active employee. From June 1, 2020, to November 30, 2020, we were required to contribute $7.00 per hour per active employee. During the years ended December 31, 2020, 2019, and 2018 company contributions to the multiemployer health and welfare plan were $5.8 million, $6.7 million, and $7.7 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

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

	December 31
	2020	2019
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$192,061	$176,852
Service cost	668	647
Interest cost	5,893	7,210
Actuarial loss	18,605	29,065
Group annuity transactions (a)	(76,650)	(19,848)
Benefits paid (b)	(135,690)	(1,865)
Benefit obligation at end of year	4,887	192,061

Change in plan assets
Fair value of plan assets at beginning of year	168,651	154,801
Actual return on plan assets	30,930	29,769
Employer contributions	12,759	5,238
Group annuity transactions (a)	(76,650)	(19,292)
Benefits paid (b)	(135,690)	(1,865)
Fair value of plan assets at end of year	—	168,651

Underfunded status	$(4,887)	$(23,410)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(367)	$(878)
Noncurrent liabilities	(4,520)	(22,532)
Net liability	$(4,887)	$(23,410)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,443	$15,332
Prior service cost	—	—
Net loss recognized	$1,443	$15,332
______________________________________

(a)    See Defined Benefits Plans above for description of group annuity transactions.

(b)    See Defined Benefits Plans above for description of lump-sum payments.

    The accumulated benefit obligation for all defined benefit pension plans was $4.9 million and $192.1 million at December 31, 2020 and 2019, respectively. After the Plan Termination, the remaining accumulated benefit obligations are from our unfunded nonqualified defined benefit pension plans.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

    The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2020	2019	2018
	(thousands)
Net periodic benefit cost
Service cost	$668	$647	$794
Interest cost	5,893	7,210	11,344
Expected return on plan assets	(5,493)	(5,903)	(11,097)
Amortization of actuarial (gain) loss	807	(175)	1,497
Plan settlement expense (a)	6,250	1,342	23,255
Net periodic benefit cost	8,125	3,121	25,793

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	(6,832)	4,642	(14,178)
Amortization of actuarial gain (loss)	(807)	175	(1,497)
Effect of settlements	(6,250)	(1,342)	(23,255)
Total recognized in other comprehensive (income) loss	(13,889)	3,475	(38,930)
Total recognized in net periodic cost and other comprehensive (income) loss	$(5,764)	$6,596	$(13,137)
______________________________________

(a)    Plan settlement expense during the years ended December 31, 2020, 2019, and 2018 includes $6.3 million, $1.3 million and $23.3 million, respectively, of settlement charges related to the transfers of pension plan assets to Prudential for the purchase of group annuity contracts, as well as lump-sum payments in 2020.

Assumptions

    The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future contributions. The following table presents the assumptions used in the measurement of our benefit obligations:

	December 31
	2020	2019
Weighted average assumptions
Discount rate	2.00%	3.10%
Rate of compensation increases (a)	—%	—%

    The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2020	2019	2018 (b)
Weighted average assumptions
Discount rate	3.10%	4.15%	3.95%	/	4.05%	/	3.40%
Expected long-term rate of return on plan assets	3.50%	3.85%	3.85%	/	4.50%	/	4.75%
Rate of compensation increases (a)	—%	—%					—%
_______________________________________

(a)    Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero.

(b)    Prior to the remeasurements of our qualified defined benefit pension plan on April 25, 2018, and August 10, 2018, the discount rates were 3.40% and 4.05%, respectively, and the expected rates of return on plan assets were 4.75% and 4.50%, respectively. The discount rate and expected rate of return on plan assets after the August 10, 2018 remeasurement were 3.95% and 3.85%, respectively.

    Discount Rate Assumption. The discount rate reflects the current rate at which the pension obligations could be settled at each measurement date of the plan. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

    Asset Return Assumption. Prior to the Plan Termination, we based our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. The weights we assigned each asset class were based on our investment strategy. Expected returns for the asset classes were based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class and expected long-term rates of return from external investment managers.

    Retirement and Mortality Rates. These rates are developed to reflect actual and projected plan experience. In 2020, we used the Pri-2012 mortality tables projected forward using MP-2020 on a generational basis. In 2019, we used the Pri-2012 mortality tables projected forward using MP-2019 on a generational basis.

Fair Value Measurements of Plan Assets

The following table sets forth by level, within the fair value hierarchy, the pension plan assets, by major asset category, at fair value at December 31, 2019:

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
_______________________________________

(a)Securities represent common collective trusts managed and valued by Russell Trust Company, the administrator of the funds. While the underlying assets are actively traded on an exchange, the funds are not. The investments in equity and fixed-income securities are considered to have a readily determinable fair value because the fair value per share (unit) is determined and published and is the basis for current transactions. We had the ability to redeem these securities with a 1 day notice.

(b)Invested in the Russell Long Duration Fixed Income Fund, which is designed to provide current income and capital appreciation through diversified strategies including sector rotation, modest interest rate timing, security selection, and tactical use of high-yield, emerging market bonds and other non-index securities. In addition, our investments in this category included the Russell 14 Year LDI Fixed Income Fund. We also were invested in the Russell 8 Year LDI Fixed Income Fund. These LDI funds invest primarily in investment grade bonds that closely match those found in discount rate curves used to value U.S. pension liabilities and seeks to provide additional incremental return through modest interest rate timing, security selection, and tactical use of non-credit sectors. In addition, our investments in this category included Russell STRIPS Fixed Income Funds with duration profiles of 10, 15, and 28 years. These funds invest in a subset of the STRIPS universe with a similar duration profile as their respective Bloomberg Barclays U.S. STRIPS Index.

(c)Invested in the Russell Multi-Asset Core Plus Fund, which is designed to provide long-term growth by providing a diversified portfolio of investments that has an overall strategic allocation of 75% global equity, 15% marketable real assets, and 10% global fixed income.

Cash Flows
     Since 2012, we contributed a total of four company-owned real property locations from our Building Materials Distribution segment to our Pension Plan, which we then leased from the Pension Plan. These contributions constituted related party transactions. We determined that these contributed properties did not meet the accounting definition of a plan asset within the scope of Accounting Standards Codification 715, Compensation - Retirement Benefits, and, therefore, were not included in plan assets and had no impact on the net pension liability. However, the lease payments and payments for the repurchase of the contributed properties are recorded as pension contributions. During the years ended December 31, 2020, 2019, and 2018, we repurchased two, one, and one, respectively, of the real property locations we previously had contributed to our Pension Plan for approximately $11.4 million (the 2020 Repurchases), $3.6 million (the 2019 Repurchase) and $4.0 million (the 2018 Repurchase), respectively, which were recorded as pension contributions.

    Our practice is to fund the pension plans in amounts sufficient to meet the minimum requirements of U.S. federal laws and regulations. For the years ended December 31, 2020, 2019, and 2018, we made cash contributions to our pension plans totaling $12.8 million, $5.2 million, and $26.1 million, respectively. During 2020, cash contributions include $11.4 million for the 2020 Repurchases and $0.6 million of lease payments. During 2019, cash contributions include $3.6 million for the 2019 Repurchase and $1.1 million of lease payments. During 2018, cash contributions include a $20.0 million discretionary contribution, $4.0 million for the 2018 Repurchase, and $1.5 million of lease payments. After the Plan Termination, we will have no federally required contributions to the Pension Plan. For 2021, we expect to make cash contributions of approximately $0.4 million to our nonqualified pension plans, reflecting benefit payments to plan participants. Nonqualified pension benefit payments are paid by the company.

The following benefit payments are expected to be paid to nonqualified plan participants (in thousands):

2021	$367
2022	380
2023	382
2024	368
2025	314
Years 2026-2030	1,373

13.    Long-Term Incentive Compensation Plans

Stock-Based Compensation

    In April 2016, we adopted the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which superseded the 2013 Incentive Compensation Plan (2013 Incentive Plan). After the effective date of the 2016 Incentive Plan, no awards were granted under the 2013 Incentive Plan. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, cash-based compensation, and performance awards. Directors, officers, and other employees, as well as consultants and advisors, are eligible for grants under the 2016 Incentive Plan. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2016 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid when the awards vest. Shares issued pursuant to awards under the incentive plans are from our authorized but unissued shares. The maximum number of shares approved for grant under the 2016 Incentive Plan is 3.7 million shares.

In 2020, 2019, and 2018, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). As of December 31, 2020, 2.5 million shares remained available for future issuance under the 2016 Incentive Plan.
    PSU and RSU Awards

    In 2020, we granted 94,850 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $36.45. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, dependent upon Boise Cascade's 2020 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2020 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    In 2019 and 2018, we granted 110,923 and 78,976 PSUs, at a weighted average grant date fair value of $29.48 and $43.05, respectively, to our officers and other employees, subject to performance and service conditions. During the 2019 performance period, officers and other employees earned 93% and 96%, respectively, of the target based on Boise Cascade’s 2019 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreements. During the 2018 performance period, officers and other employees earned 100% and 110%, respectively, of the target based on Boise Cascade’s 2018 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the grant date, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    In 2020, 2019, and 2018, we granted an aggregate of 125,716, 167,861, and 99,087 RSUs, at a weighted average grant date fair value of $36.45, $29.13, and $43.08, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2020, 2019, and 2018, the total fair value of PSUs and RSUs vested was $11.1 million, $11.4 million, and $15.4 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2020:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2019	295,347	$31.09	257,564	$31.14
Granted	94,850	36.45	125,716	36.45
Performance condition adjustment (a)	(6,989)	29.48	—	—
Vested	(162,622)	28.93	(143,807)	30.88
Forfeited	(24,246)	32.57	(26,707)	32.82
Outstanding, December 31, 2020	196,340	$35.34	212,766	$34.24
__________________

(a)    Represents total PSUs forfeited during the year ended December 31, 2020, related to the 2019 performance condition adjustment described above.

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

	Year Ended December 31
	2020	2019	2018
	(thousands)
PSUs	$3,795	$3,340	$4,005
RSUs	4,025	4,633	4,826
Total	$7,820	$7,973	$8,831

    For the years ended December 31, 2020, 2019, and 2018, the related tax benefit was $2.0 million, $2.0 million, and $2.2 million, respectively. As of December 31, 2020, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $9.2 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

Long-Term Incentive Cash Plan

    In 2020, 2019, and 2018, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides an award notice to participants granting them the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, determined in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

    In 2020, 2019, and 2018, we recognized $3.9 million, $2.2 million, and $1.4 million, respectively, of LTI Cash Plan expense, primarily recorded in "General and administrative expenses" in our Consolidated Statements of Operations. During the 2019 and 2018 performance periods, cash awards earned 96% and 110%, respectively, of the target based on Boise Cascade’s 2019 and 2018 EBITDA, respectively, determined by our Compensation Committee in accordance with the related grant agreements.

14.    Stockholders' Equity

    Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2020 and 2019. We had 44,568,299 and 44,352,778 shares of common stock issued and 39,201,226 and 38,985,705 shares of common stock outstanding as of December 31, 2020 and 2019, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2020, 2019, and 2018:

	Dividends Per Share	Amount Paid
2020		(in thousands)
First Quarter (a)	$0.10	$4,645
Second Quarter	0.10	3,917
Third Quarter (b)	1.70	3,991
Fourth Quarter (b)	0.10	66,642
Total	$2.00	$79,195

2019
First Quarter (a)	$0.09	$4,053
Second Quarter	0.09	3,509
Third Quarter	0.09	3,508
Fourth Quarter (c)	1.10	42,884
Total	$1.37	$53,954

2018
First Quarter (a)	$0.07	$2,758
Second Quarter	0.07	2,723
Third Quarter (c)	1.07	41,632
Fourth Quarter	0.09	3,502
Total	$1.30	$50,615
__________________

(a)Includes payments of dividend equivalents on RSUs and PSUs which vested in first quarter of each year.

(b)During third quarter 2020, our board of directors declared a supplemental dividend of $1.60 per share on our common stock, which was paid in fourth quarter 2020.

(c)During each fourth quarter 2019 and third quarter 2018, our board of directors declared and paid a supplemental dividend of $1.00 per share of our common stock.

    On February 5, 2021, our board of directors declared a dividend of $0.10 per share of our common stock, payable on March 15, 2021, to stockholders of record on February 22, 2021. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 10, Debt.

Future quarterly dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant.

Stock Repurchase

    On February 25, 2015, our board of directors authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2020 and 2019, we did not purchase any shares under the Program. During 2018, we repurchased 200,000 shares under the program at a cost of $4.9 million, or an average of $24.65 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of December 31, 2020, there were 496,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss are as follows:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2020	2019	2018
	(thousands)
Beginning Balance, net of taxes	$(50,248)	$(47,652)	$(76,702)
Net actuarial gain (loss), before taxes	6,832	(4,642)	14,178
Amortization of actuarial (gain) loss, before taxes (a)	807	(175)	1,497
Effect of settlements, before taxes (a)	6,250	1,342	23,255
Income taxes (b)	35,281	879	(9,880)
Ending Balance, net of taxes	$(1,078)	$(50,248)	$(47,652)
___________________________________

(a)    Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12, Retirement and Benefit Plans.

(b)    For the year ended December 31, 2020, income taxes include $38.8 million related to the release of stranded tax effects upon Plan Termination, as discussed in Note 4, Income Taxes.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $12.6 million, $16.5 million, and $16.7 million, respectively, during the years ended December 31, 2020, 2019, and 2018. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $70.6 million, $81.7 million, and $83.1 million, respectively, during the years ended December 31, 2020, 2019, and 2018. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

16.    Financial Instrument Risk

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2020, 2019, and 2018, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

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

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2020, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR after the pay-off of our $45.0 million term loan in July 2020, described in Note 10, Debt. During the year ended December 31, 2020, we liquidated our interest rate swap agreements with notional principal amounts of $45.0 million in conjunction with the pay-off of the $45.0 million term loan. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2020, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million is due on a monthly basis at an annual fixed rate of 1.007% and expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39% and expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2019, we recorded a long-term asset of $0.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

For the year ended December 31, 2020, one customer accounted for 11% of total sales, when combining sales from Wood Products and BMD to that customer. For the years ended December 31, 2019 and 2018, no customers accounted for 10% or more of total sales. Sales to foreign unaffiliated customers were approximately $71 million, $76 million, and $96 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

    At December 31, 2020, 2019, and 2018, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

    Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2020	2019	2018
	(millions)
Wood Products (a)
LVL	$18.4	$39.5	$42.2
I-joists	7.3	22.1	29.3
Other engineered wood products	23.9	26.8	25.3
Plywood and veneer	332.7	255.1	336.2
Lumber (b)	54.7	52.5	86.0
Byproducts	68.6	75.1	87.3
Particleboard (b)	—	—	37.5
Other	17.1	34.7	63.9
	522.8	505.7	707.7

Building Materials Distribution
Commodity	2,309.9	1,725.4	2,070.1
General line	1,762.3	1,580.7	1,421.5
Engineered wood products	879.9	831.6	796.0
	4,952.0	4,137.7	4,287.6
	$5,474.8	$4,643.4	$4,995.3
  ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and homebuilders). For the years ended December 31, 2020, 2019, and 2018, approximately 80%, 77%, and 74%, respectively, of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

(b)In fourth quarter 2018, we sold two lumber mills and our particleboard plant located in Northeast Oregon. For additional information, see Note 7, Sale of Manufacturing Facilities.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2020	2019	2018
	(thousands)
Net sales by segment
Wood Products	$1,323,901	$1,275,167	$1,533,270
Building Materials Distribution	4,952,018	4,137,719	4,287,702
Intersegment eliminations (a)	(801,081)	(769,482)	(825,682)
Total net sales	$5,474,838	$4,643,404	$4,995,290

Segment operating income (loss)
Wood Products (b)	$127,720	$54,197	$(10,022)
Building Materials Distribution	247,494	116,236	112,510
Total segment operating income	375,214	170,433	102,488
Unallocated corporate costs	(40,185)	(33,974)	(30,450)
Income from operations	$335,029	$136,459	$72,038

Depreciation and amortization
Wood Products (c)	$71,141	$57,671	$126,989
Building Materials Distribution	22,460	20,769	18,280
Corporate	1,568	1,701	1,568
Total depreciation and amortization	$95,169	$80,141	$146,837

Capital expenditures
Wood Products	$38,230	$53,460	$53,392
Building Materials Distribution (d)	39,976	40,722	51,306
Corporate	1,223	4,214	771
Total capital expenditures	$79,429	$98,396	$105,469
__________________

(a)Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment. During 2020, 2019, and 2018, approximately 61%, 60%, and 54%, respectively, of Wood Products' overall sales were to our Building Materials Distribution segment.

(b)Wood Products segment operating income for the year ended December 31, 2020, includes $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. In addition, Wood Products segment operating loss for the year ended December 31, 2018, includes pre-tax facility impairment and sales related losses of $35.5 million, as well as $57.8 million of accelerated depreciation and other curtailment costs related to the permanent curtailment of LVL production at our Roxboro, North Carolina facility. For more information, see Note 6, Curtailment of Manufacturing Facilities and Note 7, Sale of Manufacturing Facilities.

(c)Depreciation and amortization for Wood Products includes $15.0 million and $55.0 million, respectively, of accelerated depreciation to fully depreciate the curtailed I-joist and LVL production assets at our Roxboro, North Carolina facility during first quarter 2020 and fourth quarter 2018, respectively. For more information, see Note 6, Curtailment of Manufacturing Facilities.

(d)Capital spending in 2019 and 2018 for Building Materials Distribution includes $15.7 million and $25.5 million, respectively, for the acquisition of wholesale building material distribution locations. For more information, see Note 8, Acquisitions.

	December 31
	2020	2019
	(thousands)
Assets
Wood Products	$605,359	$635,475
Building Materials Distribution	957,177	768,095
Corporate	403,182	289,781
Total assets	$1,965,718	$1,693,351

18.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 10, Debt, and Note 11, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log supply agreements. At December 31, 2020, our total obligation for log purchases under contracts with third parties was approximately $214 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility and ABL Term Loan, described in Note 10, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

    Boise Cascade has issued $400.0 million of 4.875% senior notes due in 2030. At December 31, 2020, $400.0 million of the 2030 Notes were outstanding. The 2030 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 10, Debt, for more information.

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

    We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2020, we are not aware of any material liabilities arising from these indemnifications.

19.    Quarterly Results of Operations (unaudited)

	2020
	First Quarter (a)	Second Quarter	Third Quarter (b)	Fourth Quarter (c)
	(millions, except per-share amounts)
Net sales	$1,170.5	$1,242.8	$1,589.3	$1,472.2
Income from operations	$25.5	$51.8	$158.6	$99.1
Net income	$12.2	$33.6	$103.2	$26.0
Net income per common share – Basic	$0.31	$0.85	$2.62	$0.66
Net income per common share – Diluted	$0.31	$0.85	$2.61	$0.66

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per-share amounts)
Net sales	$1,042.1	$1,230.1	$1,269.5	$1,101.7
Income from operations	$21.7	$45.1	$44.9	$24.8
Net income	$11.4	$27.7	$27.2	$14.6
Net income per common share – Basic	$0.29	$0.71	$0.70	$0.37
Net income per common share – Diluted	$0.29	$0.71	$0.69	$0.37
__________________

(a)First quarter 2020 results include $15.0 million and $1.7 million, respectively, of pre-tax accelerated depreciation and other curtailment related costs, or $0.32 per share after-tax, related to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility, as discussed in Note 6, Curtailment of Manufacturing Facilities.

(b)Third quarter 2020 results include $14.0 million of pre-tax losses on extinguishment of debt, or $0.27 per share after-tax, as we refinanced our senior notes at a lower interest rate with an extended maturity, as discussed in Note 10, Debt.

(c)Fourth quarter 2020 results include $6.2 million of pre-tax losses, or $0.12 per share after-tax, from a non-cash pension settlement charge related to the Plan Termination, as discussed in Note 12, Retirement and Benefit Plans. Fourth quarter 2020 results also include $38.8 million, or $0.98 per share, of incremental income tax expense related to the release of stranded tax effects upon Plan Termination, as discussed in Note 4, Income Taxes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

    Customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates payable to third parties. The Company provides engineered wood products (EWP) rebates at various stages of the supply chain (including distributors, retail lumberyards, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. As of December 31, 2020, the Company has recorded $56.3 million of rebates payable to third parties of which $40.7 million represents payables related to EWP rebates.
We identified the rebates payable for EWP as a critical audit matter. Evaluating the Company's estimate of the year-end rebates payable for EWP, which is based on a sell-through model as EWP products transition through the supply chain, required a high degree of subjective auditor judgement. Specifically, the estimate required significant auditor judgement because it is challenging, due to the time lag of information, to estimate sales subject to rebate as the products transition through the supply chain from the Company's wholesale distribution customers to retail lumberyards, and homebuilders.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the customer rebates payable process. This included controls related to the Company's process to evaluate the information used to estimate sales subject to rebate related to the products as they transition through the supply chain. We evaluated the Company’s ability to accurately estimate its year-end EWP rebate payable in the aggregate by comparing the prior year estimate to the actual rebate payments made. In addition, subsequent to year end, we tested a sample of EWP rebates at the individual entity level by developing an independent estimate of the payable utilizing key contract terms, current year reported sales and usage metrics, current year payment detail, and historic sales and usage metrics to compare to the Company’s estimate of the EWP payable required.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.
Boise, Idaho
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2021

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

    The management of Boise Cascade Company (Boise Cascade) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

    Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2020, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2020, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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
Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections “Proposal No. 1 - Election of Four Class II Directors,” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021, to be filed with the Commission no later than 120 days after December 31, 2020, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021, to be filed with the Commission no later than 120 days after December 31, 2020, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference from information contained under the sections "Stock Ownership" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021, to be filed with the Commission no later than 120 days after December 31, 2020, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021, to be filed with the Commission no later than 120 days after December 31, 2020, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is incorporated herein by reference from information contained under the section "Audit Committee Report" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021, to be filed with the Commission no later than 120 days after December 31, 2020, in accordance with General Instruction G(3) to the Form 10-K.

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

-    Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018.

-    Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018.

-    Consolidated Balance Sheets as of December 31, 2020 and 2019.

-    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.

-    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of Boise Cascade Company effective May 29, 2020					X

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016	10-Q	001-35805	3.2	7/28/2016

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030	10-Q	001-35805	4.1	10/30/2020

4.2	Form of 4.875% Senior Note due 2030 (included as Exhibit 1 to Appendix to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.3	Form of 4.875% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35805	4.4	2/24/2020

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Sixth Amendment to Amended and Restated Credit Agreement, dated March 13, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/7/2020

10.9	Seventh Amendment to Amended and Restated Credit Agreement, dated July 27, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/30/2020

10.10	Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024	10-Q	001-35805	10.1	10/26/2016

10.11	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.12	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.13+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.14+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.15+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.16+	Pension Plan Group Annuity Contract, effective April 25, 2018	10-K	001-35805	10.15	2/26/2019

10.17+	Pension Plan Group Annuity Contract, effective August 10, 2018	10-K	001-35805	10.16	2/26/2019

10.18+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.19+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.2	11/14/2013

10.20+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.21+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.22+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.23+	Boise Cascade Company 2019 CFO Leadership Recognition Agreement	10-K	001-35805	10.23	2/26/2019

10.24+	Form of Indemnification Agreement for directors and executive officers	8-K	001-35805	10.4	2/13/2013

10.25+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.26+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.27+	Form of Severance Agreement between Boise Cascade Company and executive officers	8-K	001-35805	10.1	8/30/2016

10.28+	Form of 2018 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/4/2018

10.29+	Form of 2018 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/4/2018

10.30+	2019 CFO Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-K	001-35805	10.35	2/26/2019

10.31+	Form of 2019 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/7/2019

10.32+	Form of 2019 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/7/2019

10.33+	Form of 2020 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/7/2020

10.34+	Form of 2020 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.3	5/7/2020
14.1	Boise Cascade Company Code of Ethics	8-K	001-35805	14.1	2/26/2018

21.1	List of Subsidiaries of Boise Cascade Company	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Nathan R. Jorgensen
Nathan R. Jorgensen
Chief Executive Officer

Date:  February 22, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

Principal Executive Officer:

/s/ Nathan R. Jorgensen	Chief Executive Officer, Director
Nathan R. Jorgensen

Principal Financial Officer:

/s/ Wayne M. Rancourt	Executive Vice President, Chief Financial Officer, and Treasurer
Wayne M. Rancourt

Principal Accounting Officer:

/s/ Kelly E. Hibbs	Vice President and Controller
Kelly E. Hibbs

Directors:

/s/ Thomas E. Carlile	/s/ Mack L. Hogans
Thomas E. Carlile, Chairman	Mack L. Hogans

/s/ Steven C. Cooper	/s/ Kristopher J. Matula
Steven C. Cooper	Kristopher J. Matula

/s/ Richard H. Fleming	/s/ Duane C. McDougall
Richard H. Fleming	Duane C. McDougall

/s/ Karen E. Gowland	/s/ Christopher J. McGowan
Karen E. Gowland	Christopher J. McGowan

/s/ David H. Hannah	/s/ Sue Y. Taylor
David H. Hannah	Sue Y. Taylor