Form 10-Q
period 2021-03-31
BOISE CASCADE Co
filed 2021-05-06
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 39,330,807 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 30, 2021.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2021	2020
	(thousands, except per-share data)
Sales	$1,821,316	$1,170,534

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,450,434	992,270
Depreciation and amortization	19,539	35,332
Selling and distribution expenses	120,917	99,463
General and administrative expenses	25,262	16,084
Loss on curtailment of facility	—	1,669
Other (income) expense, net	(97)	169
	1,616,055	1,144,987

Income from operations	205,261	25,547

Foreign currency exchange gain (loss)	154	(873)
Pension expense (excluding service costs)	(19)	(387)
Interest expense	(5,875)	(6,421)
Interest income	59	655
Change in fair value of interest rate swaps	1,024	(2,314)
	(4,657)	(9,340)

Income before income taxes	200,604	16,207
Income tax provision	(51,448)	(4,007)
Net income	$149,156	$12,200

Weighted average common shares outstanding:
Basic	39,355	39,163
Diluted	39,630	39,405

Net income per common share:
Basic	$3.79	$0.31
Diluted	$3.76	$0.31

Dividends declared per common share	$0.10	$0.10

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31
	2021	2020
	(thousands)
Net income	$149,156	$12,200
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $(1) and $51, respectively	(4)	151
Effect of settlements, net of tax of $— and $22, respectively	—	64
Other comprehensive income (loss), net of tax	(4)	215
Comprehensive income	$149,152	$12,415

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	March 31, 2021	December 31, 2020
	(thousands)
ASSETS
Current
Cash and cash equivalents	$456,982	$405,382
Receivables
Trade, less allowances of $1,840 and $1,111	540,197	375,865
Related parties	416	201
Other	12,261	15,067
Inventories	611,700	503,480
Prepaid expenses and other	11,304	8,860
Total current assets	1,632,860	1,308,855

Property and equipment, net	456,067	461,456
Operating lease right-of-use assets	60,065	62,447
Finance lease right-of-use assets	28,744	29,523
Timber deposits	10,025	11,761
Goodwill	60,382	60,382
Intangible assets, net	16,268	16,574
Deferred income taxes	7,329	7,460
Other assets	6,997	7,260
Total assets	$2,278,737	$1,965,718

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2021	December 31, 2020
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$457,132	$307,653
Related parties	1,026	1,199
Accrued liabilities
Compensation and benefits	87,907	118,400
Income taxes payable	60,677	8,101
Interest payable	5,011	8,477
Other	84,761	80,172
Total current liabilities	696,514	524,002

Debt
Long-term debt	444,001	443,792

Other
Compensation and benefits	27,176	25,951
Operating lease liabilities, net of current portion	53,437	56,001
Finance lease liabilities, net of current portion	31,059	31,607
Deferred income taxes	15,783	18,263
Other long-term liabilities	15,506	15,303
	142,961	147,125

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,698 and 44,568 shares issued, respectively	447	446
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	537,431	538,006
Accumulated other comprehensive loss	(1,082)	(1,078)
Retained earnings	597,374	452,334
Total stockholders' equity	995,261	850,799
Total liabilities and stockholders' equity	$2,278,737	$1,965,718

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2021	2020
	(thousands)
Cash provided by (used for) operations
Net income	$149,156	$12,200
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	19,950	35,859
Stock-based compensation	2,092	1,674
Pension expense	19	555
Deferred income taxes	(2,244)	1,197
Change in fair value of interest rate swaps	(1,024)	2,314
Loss on curtailment of facility (excluding severance)	—	1,438
Other	4	155
Decrease (increase) in working capital
Receivables	(161,833)	(108,229)
Inventories	(108,220)	(39,045)
Prepaid expenses and other	(2,444)	(3,205)
Accounts payable and accrued liabilities	125,064	55,629
Pension contributions	(78)	(726)
Income taxes payable	52,565	(2,111)
Other	(756)	(172)
Net cash provided by (used for) operations	72,251	(42,467)

Cash provided by (used for) investment
Expenditures for property and equipment	(13,301)	(18,563)
Proceeds from sales of assets and other	136	103
Net cash used for investment	(13,165)	(18,460)

Cash provided by (used for) financing
Dividends paid on common stock	(4,440)	(4,645)
Tax withholding payments on stock-based awards	(2,729)	(3,309)
Other	(317)	(1,364)
Net cash used for financing	(7,486)	(9,318)

Net increase (decrease) in cash and cash equivalents	51,600	(70,245)

Balance at beginning of the period	405,382	285,237

Balance at end of the period	$456,982	$214,992

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799
Net income							149,156	149,156
Other comprehensive loss						(4)		(4)
Common stock issued	130	1						1
Stock-based compensation					2,092			2,092
Common stock dividends ($0.10 per share)							(4,116)	(4,116)
Tax withholding payments on stock-based awards					(2,729)			(2,729)
Proceeds from exercise of stock options					63			63
Other					(1)			(1)
Balance at March 31, 2021	44,698	$447	5,367	$(138,909)	$537,431	$(1,082)	$597,374	$995,261

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

Consolidation

    The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2020 Form 10-K and the other reports we file with the Securities and Exchange Commission (SEC).

2.    Summary of Significant Accounting Policies

Accounting Policies

    The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K.

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

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $46.5 million and $40.7 million, for the three months ended March 31, 2021 and 2020, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2021, and December 31, 2020, we had $56.4 million and $56.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2021, and December 31, 2020, we had $8.2 million and $9.9 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	March 31, 2021	December 31, 2020
	(thousands)
Finished goods and work in process	$533,772	$431,663
Logs	40,872	35,622
Other raw materials and supplies	37,056	36,195
	$611,700	$503,480

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2021	December 31, 2020
	(thousands)
Land	$47,099	$47,099
Buildings	152,076	151,718
Improvements	64,310	64,178
Mobile equipment, information technology, and office furniture	178,102	178,271
Machinery and equipment	686,442	687,768
Construction in progress	48,917	40,606
	1,176,946	1,169,640
Less accumulated depreciation	(720,879)	(708,184)
	$456,067	$461,456

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2021, and December 31, 2020, we held $399.0 million and $371.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2021, and December 31, 2020, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $418.5 million and $432.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2021, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At March 31, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate of 1.007%, and this swap expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39%, and this swap expires in June 2025.

The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2021, we recorded a long-term asset of $0.9 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.4 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2021, receivables from two customers accounted for approximately 17% and 11% of total receivables. At December 31, 2020, receivables from these two customers accounted for approximately 12% and 13% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance as it related to recent rate reform activities. Our current contracts that reference LIBOR include certain debt instruments and interest rate swaps. The amendments are effective for eligible contract modifications subsequent to March 12, 2020, and through December 31, 2022. The adoption of these standards did not and are not expected to have a material effect on our financial statements, but we will assess any eligible contract modifications in the future.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Income Taxes

    For the three months ended March 31, 2021 and 2020, we recorded $51.4 million and $4.0 million, respectively, of income tax expense and had an effective rate of 25.6% and 24.7%, respectively. During the three months ended March 31, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. During the three months ended March 31, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards and accounting for the tax impact of the CARES Act.

    During the three months ended March 31, 2021 and 2020, cash paid for taxes, net of refunds received, were $1.0 million and $5.3 million, respectively.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2021	2020
	(thousands, except per-share data)
Net income	$149,156	$12,200
Weighted average common shares outstanding during the period (for basic calculation)	39,355	39,163
Dilutive effect of other potential common shares	275	242
Weighted average common shares and potential common shares (for diluted calculation)	39,630	39,405

Net income per common share - Basic	$3.79	$0.31
Net income per common share - Diluted	$3.76	$0.31

    The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in both the three months ended March 31, 2021 and 2020. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

6.    Debt

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,999)	(6,208)
Long-term debt	$444,001	$443,792

Asset-Based Credit Facility

    On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $350 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a $50.0 million term loan (ABL Term Loan) maturing on March 13, 2025. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2021, was $345.3 million.

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

    At both March 31, 2021, and December 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility and $4.7 million and $4.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the three months ended March 31, 2021, the average interest rate on the ABL Term Loan was approximately 1.87%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 0.9% during the three months ended March 31, 2021.

2030 Notes

On July 27, 2020, we issued $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes) through a private placement that was exempt from the registration requirements of the Securities Act. Interest on our 2030 Notes is payable semiannually in arrears on January 1 and July 1. The 2030 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Amended Agreement.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the three months ended March 31, 2021 and 2020, cash payments for interest were $8.7 million and $10.7 million, respectively.

7.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended March 31
	2021	2020
	(thousands)
Operating lease cost	$3,363	$3,346
Finance lease cost
Amortization of right-of-use assets	606	447
Interest on lease liabilities	592	485
Variable lease cost	785	707
Short-term lease cost	1,083	1,133
Sublease income	(30)	(39)
Total lease cost	$6,399	$6,079

Other Information

    Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2021	2020
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,250	$3,329
Operating cash flows from finance leases	586	485
Financing cash flows from finance leases	380	264
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	2,608
Finance leases	—	974

Other information related to leases was as follows:

	March 31, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	15	15
Weighted-average discount rate
Operating leases	6.3%	6.4%
Finance leases	7.7%	7.7%

    As of March 31, 2021, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2021	$10,327	$2,910
2022	13,007	3,879
2023	12,055	3,919
2024	11,171	3,916
2025	9,428	3,601
Thereafter	25,545	37,801
Total future minimum lease payments	81,533	56,026
Less: interest	(17,963)	(23,418)
Total lease obligations	63,570	32,608
Less: current obligations	(10,133)	(1,549)
Long-term lease obligations	$53,437	$31,059

As of March 31, 2021, the minimum lease payment amount for leases signed but not yet commenced was $7.3 million.

8.    Retirement and Benefit Plans

    The following table presents the pension benefit costs:

	Three Months Ended March 31
	2021	2020
	(thousands)
Service cost	$—	$168
Interest cost	24	1,473
Expected return on plan assets	—	(1,374)
Amortization of actuarial (gain) loss	(5)	202
Plan settlement loss	—	86
Net periodic benefit expense	$19	$555

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

    During the three months ended March 31, 2021, we paid $0.1 million in cash to the nonqualified pension plan participants. For the remainder of 2021, we expect to make approximately $0.3 million in cash payments to our nonqualified pension plan participants.

9.    Stock-Based Compensation

    In first quarter 2021 and 2020, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the three months ended March 31, 2021, we granted 73,265 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2021 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2021 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    During the three months ended March 31, 2020, we granted 94,850 PSUs to our officers and other employees, subject to performance and service conditions. During the 2020 performance period, officers and other employees both earned 200% of the target based on Boise Cascade’s 2020 ROIC and EBITDA, determined by our Compensation Committee in accordance with the related grant agreement.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    During the three months ended March 31, 2021 and 2020, we granted an aggregate of 96,622 and 125,716 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2021 and 2020, the total fair value of PSUs and RSUs vested was $9.2 million and $11.1 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2021:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	196,340	$35.34	212,766	$34.24
Granted	73,265	52.45	96,622	52.45
Performance condition adjustment (a)	94,850	36.45	—	—
Vested	(68,223)	38.70	(106,200)	35.64
Forfeited	(11,775)	34.89	(7,398)	33.79
Outstanding, March 31, 2021	284,457	$39.33	195,790	$42.48
_______________________________
(a)    Represents additional PSUs granted during the three months ended March 31, 2021, related to the 2020 performance condition adjustment described above.

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

	Three Months Ended March 31
	2021	2020
	(thousands)
PSUs	$1,089	$610
RSUs	1,003	1,064
Total	$2,092	$1,674

    The related tax benefit for the three months ended March 31, 2021 and 2020, was $0.5 million and $0.4 million respectively. As of March 31, 2021, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $18.9 million. This expense is expected to be recognized over a weighted-average period of 2.3 years.

10.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the three months ended March 31, 2021 and 2020, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

     On May 6, 2021, our board of directors declared a quarterly dividend of $0.10 per share on our common stock, payable on June 15, 2021, to stockholders of record on June 1, 2021. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

    Future dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant.

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
	(thousands)
Beginning balance, net of taxes	$(1,078)	$(50,248)
Amortization of actuarial (gain) loss, before taxes (a)	(5)	202
Effect of settlements, before taxes (a)	—	86
Income taxes	1	(73)
Ending balance, net of taxes	$(1,082)	$(50,033)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.3 million and $4.2 million, respectively, during the three months ended March 31, 2021 and 2020. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.3 million and $22.6 million, respectively, during the three months ended March 31, 2021 and 2020. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.    Segment Information

We operate our business using two reportable segments: Wood Products and Building Materials Distribution. Unallocated corporate costs are presented as reconciling items to arrive at operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended March 31
	2021	2020
	(millions)
Wood Products (a)
LVL	$6.0	$6.1
I-joists	4.8	4.5
Other engineered wood products	10.6	6.4
Plywood and veneer	122.9	63.8
Lumber	18.9	12.3
Byproducts	17.6	20.7
Other	5.8	6.8
	186.5	120.5

Building Materials Distribution
Commodity	906.2	440.3
General line	472.7	397.3
Engineered wood products	255.9	212.4
	1,634.8	1,050.0
	$1,821.3	$1,170.5
 ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the three months ended March 31, 2021 and 2020, approximately 78% and 79%, respectively, of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2021	2020
	(thousands)
Net sales by segment
Wood Products	$432,335	$320,061
Building Materials Distribution	1,634,777	1,049,997
Intersegment eliminations (a)	(245,796)	(199,524)
Total net sales	$1,821,316	$1,170,534

Segment operating income
Wood Products (b)	$97,052	$3,763
Building Materials Distribution	120,219	29,302
Total segment operating income	217,271	33,065
Unallocated corporate costs	(12,010)	(7,518)
Income from operations	$205,261	$25,547
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)    Wood Products segment operating income for the three months ended March 31, 2020, included $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 5, Curtailment of Manufacturing Facility.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2021, there have been no material changes to the above commitments disclosed in the 2020 Form 10-K.

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

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2021, there have been no material changes to the guarantees disclosed in the 2020 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2020 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2020 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

    We recorded income from operations of $205.3 million during the three months ended March 31, 2021, compared with income from operations of $25.5 million during the three months ended March 31, 2020. In our Wood Products segment, income increased $93.3 million to $97.1 million for the three months ended March 31, 2021, from $3.8 million for the three months ended March 31, 2020, due primarily to higher plywood, lumber and EWP sales prices, higher I-joists sales volumes, and lower depreciation and amortization expense, offset partially by higher wood fiber and other manufacturing costs. In our Building Materials Distribution segment, income increased $90.9 million to $120.2 million for the three months ended March 31, 2021, from $29.3 million for the three months ended March 31, 2020, driven by a gross margin increase of $115.3 million, resulting primarily from improved sales volumes and gross margins on substantially all products lines, particularly commodity products, compared with first quarter 2020. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $20.5 million and $3.4 million, respectively. These changes are discussed further in "Our Operating Results" below.

    We ended first quarter 2021 with $457.0 million of cash and cash equivalents and $345.3 million of undrawn committed bank line availability, for total available liquidity of $802.3 million. We had $444.0 million of outstanding debt at March 31, 2021. We generated $51.6 million of cash during the three months ended March 31, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the three month comparative periods are discussed in "Liquidity and Capital Resources" below.
As both a manufacturer and a distributor, our first quarter 2021 financial results were favorably impacted by higher commodity wood products pricing compared to pricing in the same period last year. The momentum of robust construction activity experienced in the latter half of 2020 continued throughout first quarter 2021, with stronger than typical demand during the winter months. Across commodity product lines, product demand in the first quarter exceeded supply, and certain producers also struggled with production due to raw material constraints or winter storms, causing significant increases in commodity products prices. While not subject to the significant price fluctuations of commodity products, demand also exceeded supply for many of the general line and EWP products distributed by BMD. Our BMD warehouse sales were strong throughout the first quarter as our retail lumberyard customers relied on our broad base of inventory and high service levels to minimize their working capital investment given historically high commodity product prices. In addition, we have had strong demand from our home center customers in response to elevated repair and remodel and "do-it-yourself" activity as people are spending more time at home during the pandemic.

Wood Products continues to experience periodic short-term disruptions at many locations due to COVID-19 as we continue efforts to increase production rates in response to strong end-product demand, particularly for our EWP. In addition, we have experienced COVID-19 related short-term disruptions at our BMD locations, and our activity levels across our distribution network continue to vary widely as COVID-19 or weather impacts geographies across the U.S. to differing degrees. Furthermore, supply side constraints across product lines and lean inventories throughout the supply chain have limited the industry's ability to meet underlying demand. We continue to conduct business with modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders.

While there continues to be a heightened level of economic uncertainty due to the pandemic, low mortgage rates, continuation of work-from-home practices by many in the economy, and demographics in the U.S. have created a favorable demand environment for new residential construction, particularly single-family housing starts, which we expect to continue in 2021 and into next year. Furthermore, with homeowners spending more time at home, repair and remodel spending may remain elevated as homeowners invest in existing homes. As of April 2021, the Blue Chip Economic Indicators consensus forecast for 2021 and 2022 single- and multi-family housing starts in the U.S. were 1.55 million and 1.54 million units, respectively, compared with actual housing starts of 1.38 million in 2020, as reported by the U.S. Census Bureau. Although we believe that current U.S. demographics support the higher level of forecasted housing starts, and many national home builders are reporting strong near-term backlogs, supply induced constraints on residential construction and repair-and-remodeling activity may continue to extend build times and limit activity.

Strong demand when coupled with capacity constraints in first quarter 2021 created supply/demand imbalances in the marketplace and historically high pricing levels for commodity lumber and panel products. Future commodity product pricing will be dependent on the impact of COVID-19 on residential construction, capacity restoration and industry operating rates, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, our sales and profitability are influenced by changes in commodity product prices.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2020 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
	(millions)
Sales	$1,821.3	$1,170.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,450.4	992.3
Depreciation and amortization	19.5	35.3
Selling and distribution expenses	120.9	99.5
General and administrative expenses	25.3	16.1
Loss on curtailment of facility	—	1.7
Other (income) expense, net	(0.1)	0.2
	1,616.1	1,145.0

Income from operations	$205.3	$25.5

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.6%	84.8%
Depreciation and amortization	1.1	3.0
Selling and distribution expenses	6.6	8.5
General and administrative expenses	1.4	1.4
Loss on curtailment of facility	—	0.1
Other (income) expense, net	—	—
	88.7%	97.8%

Income from operations	11.3%	2.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31
	2021	2020
	(thousands)
U.S. Housing Starts (a)
Single-family	256.5	214.4
Multi-family	106.2	114.8
	362.7	329.2

	(thousands)
Segment Sales
Wood Products	$432,335	$320,061
Building Materials Distribution	1,634,777	1,049,997
Intersegment eliminations	(245,796)	(199,524)
Total sales	$1,821,316	$1,170,534

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.4	4.7
I-joists (equivalent lineal feet)	72	59
Plywood (sq. ft.) (3/8" basis)	303	318

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$19.00	$18.50
I-joists (1,000 equivalent lineal feet)	1,319	1,276
Plywood (1,000 sq. ft.) (3/8" basis)	556	267

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	55.4%	41.9%
General line	28.9%	37.9%
Engineered wood	15.7%	20.2%

Gross margin percentage (b)	15.1%	12.6%
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

Sales

    For the three months ended March 31, 2021, total sales increased $650.8 million, or 56%, to $1,821.3 million from $1,170.5 million during the three months ended March 31, 2020. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2021, U.S. housing starts increased 10%, with single-family starts up 20% from the same period in 2020. Average composite panel and average composite lumber prices for the three months ended March 31, 2021, were 151% and 143% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

    Wood Products.  Sales, including sales to our BMD segment, increased $112.3 million, or 35%, to $432.3 million for the three months ended March 31, 2021, from $320.1 million for the three months ended March 31, 2020. The increase in sales was driven primarily by higher plywood prices of 108%, resulting in increased sales of $87.6 million. Plywood demand in the first quarter far outpaced industry production levels, driving the favorable pricing. Higher sales volumes for I-joists of 20% resulted in increased sales of $15.4 million and higher sales prices for lumber of 88% resulted in increased sales of $8.8 million. In addition, sales prices for I-joists and LVL each increased 3%, resulting in increased sales of $3.1 million and $2.2 million, respectively. These increases were offset partially by lower sales volumes for LVL and plywood of 7% and 5%, respectively, resulting in decreased sales of $5.8 million and $3.9 million, respectively. The lower volume for plywood sales reflects our continued work to optimize veneer into EWP production, as well as rolling curtailments at our Elgin plywood facility as we manage environmental permits and log supply availability, periodic short-term disruptions related to COVID-19, and a significant winter storm in Louisiana during February 2021.

Building Materials Distribution.  Sales increased $584.8 million, or 56%, to $1,634.8 million for the three months ended March 31, 2021, from $1,050.0 million for the three months ended March 31, 2020. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales volume and sales price increases of 34% and 22%, respectively. By product line, commodity sales increased 106%, or $465.9 million; general line product sales increased 19%, or $75.4 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 21%, or $43.5 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) increased $458.2 million, or 46%, to $1,450.4 million for the three months ended March 31, 2021, compared with $992.3 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased, due to higher per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 42% and 11%, compared with first quarter 2020. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 1,420 basis points, which was primarily due to higher plywood sales prices, resulting in improved leveraging of wood fiber costs, labor costs, and other manufacturing costs. In BMD, materials, labor, and other operating expenses increased, driven by higher purchased materials costs as a result of higher sales volumes and higher commodity prices, compared with first quarter 2020. However, the BMD segment MLO rate improved 250 basis points compared with the first quarter 2020 due primarily to improved sales volumes and gross margin percentages for substantially all product lines, particularly commodity product sales, driven by an increasing commodity price environment during first quarter 2021.

    Depreciation and amortization expenses decreased $15.8 million, or 45%, to $19.5 million for the three months ended March 31, 2021, compared with $35.3 million during the same period in the prior year, due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

    Selling and distribution expenses increased $21.5 million, or 22%, to $120.9 million for the three months ended March 31, 2021, compared with $99.5 million during the same period in the prior year, due primarily to higher employee-related expenses of $21.6 million, most of which relates to incentive compensation, as well as higher shipping and handling costs of $2.2 million. These increases were offset partially by lower travel and entertainment expenses of $1.7 million.

    General and administrative expenses increased $9.2 million, or 57%, to $25.3 million for the three months ended March 31, 2021, compared with $16.1 million for the same period in the prior year. The increase was primarily a result of higher employee-related expenses of $9.8 million, most of which relates to incentive compensation, offset partially by lower travel and entertainment expenses.

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

Income From Operations

    Income from operations increased $179.7 million to $205.3 million for the three months ended March 31, 2021, compared with $25.5 million for the three months ended March 31, 2020.
    Wood Products.  Segment income increased $93.3 million to $97.1 million for the three months ended March 31, 2021, compared with $3.8 million for the three months ended March 31, 2020. The increase in segment income was due primarily to higher plywood, lumber and EWP sales prices, as well as higher I-joists sales volumes. In addition, first quarter 2020 results included accelerated depreciation and amortization expense and loss on curtailment of facility of $15.0 million and $1.7 million, respectively, related to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. These increases in segment income were offset partially by higher wood fiber and other manufacturing costs. In addition, selling and distribution expenses and general and administrative expenses increased $1.0 million and $1.3 million, respectively.

Building Materials Distribution.  Segment income increased $90.9 million to $120.2 million for the three months ended March 31, 2021, from $29.3 million for the three months ended March 31, 2020. The increase in segment income was driven by a gross margin increase of $115.3 million, resulting primarily from improved sales volumes and gross margins on substantially all product lines, particularly commodity products, compared with first quarter 2020. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $20.5 million and $3.4 million, respectively.

Corporate.  Unallocated corporate expenses increased $4.5 million to $12.0 million for the three months ended March 31, 2021, from $7.5 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses, most of which relates to incentive compensation.

Other
    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three months ended March 31, 2021 and 2020, we recorded $51.4 million and $4.0 million, respectively, of income tax expense and had an effective rate of 25.6% and 24.7%, respectively. During the three months ended March 31, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. During the three months ended March 31, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes, offset by excess tax benefits of vested share-based payment awards and accounting for the tax impact of the CARES Act.

Industry Mergers and Acquisitions

    On November 19, 2020, West Fraser Timber Co. Ltd. (West Fraser) and Norbord Inc. (Norbord) announced a definitive agreement pursuant to which West Fraser would acquire all of the shares of Norbord. The acquisition closed during the first quarter of 2021. West Fraser supplies product to our BMD segment, and Norbord is a supplier to both our Wood Products and BMD segments. We believe we have a good relationship with this vendor and we do not expect the transaction to have a material impact on our future results of operations.

On August 27, 2020, Builders FirstSource, Inc. (BFS) and BMC Stock Holdings (BMC) announced a definitive merger agreement. The merger closed in early January 2021. Prior to the merger, BFS and BMC were both customers of ours. We believe we have a good relationship with the combined company and we do not expect the transaction to have a material impact on our future results of operations. The merger resulted in the combined company accounting for 17% of total receivables as of March 31, 2021.

Liquidity and Capital Resources

    We ended first quarter 2021 with $457.0 million of cash and cash equivalents and $444.0 million of debt. At March 31, 2021, we had $802.3 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $51.6 million of cash during the three months ended March 31, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the three month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2021 from cash on hand and, if necessary, borrowings under our revolving credit facility. We also estimate remitting between $130 million and $150 million of income tax payments during second quarter 2021 as we extend 2020 income tax filings and pay estimated payments on 2021 income.

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

	Three Months Ended March 31
	2021	2020
	(thousands)
Net cash provided by (used for) operations	$72,251	$(42,467)
Net cash used for investment	(13,165)	(18,460)
Net cash used for financing	(7,486)	(9,318)

Operating Activities

    For the three months ended March 31, 2021, our operating activities generated $72.3 million of cash, compared with $42.5 million of cash used in the same period in 2020. The $114.7 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. In addition, cash paid for taxes, net of refunds received, decreased $4.2 million, compared to the prior year. Income taxes payable increased $52.6 million during the three months ended March 31, 2021, compared with a decrease of $2.1 million during the same period last year, resulting from the significant improvement in income from operations in first quarter 2021. These increases in cash were offset partially by an increase in working capital of $147.4 million during the three months ended March 31, 2021, compared with a $94.9 million increase for the same period in the prior year.

    The change in working capital in both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 46% and 29%, comparing sales for the months of March 2021 and 2020 with sales for the months of December 2020 and 2019, respectively. The increase in accounts payable and accrued liabilities provided $125.1 million of cash during the three months ended March 31, 2021, compared with $55.6 million in the same period a year ago. During both periods, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during both periods.

Investment Activities

    During the three months ended March 31, 2021 and 2020, we used $13.3 million and $18.6 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

    We expect capital expenditures in 2021 to total approximately $90 million to $100 million. We expect our capital spending in 2021 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Included in our capital spending range is the completion of a log utilization center project at our Florien plywood and veneer plant, a new door assembly operation in Houston, and expansion of our distribution capabilities in the Nashville market. This level of capital expenditures could increase or decrease as a result of a number of factors, including acquisitions, efforts to accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the three months ended March 31, 2021, our financing activities used $7.5 million of cash, including $4.4 million for common stock dividend payments and $2.7 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2021, we did not borrow under our revolving credit facility, and therefore have no borrowings outstanding on the facility as of March 31, 2021.

    During the three months ended March 31, 2020, our financing activities used $9.3 million of cash, including $4.6 million for common stock dividend payments and $3.3 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2020, we did not borrow under our revolving credit facility.

    Future dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, contractual obligations, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant.

    For more information related to our debt transactions and structure, and our dividend policy, see the discussion in Note 6, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. As of March 31, 2021, there have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2020.

Off-Balance-Sheet Activities

At March 31, 2021, and December 31, 2020, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2021, there have been no material changes to the guarantees disclosed in our 2020 Form 10-K.

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

Employees

As of May 2, 2021, we had approximately 6,060 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of May 2, 2021, we had ten collective bargaining agreements. Two agreements covering approximately 760 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2021. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2021, there have been no material changes to financial market risks disclosed in our 2020 Form 10-K.

Environmental

    As of March 31, 2021, there have been no material changes to environmental issues disclosed in our 2020 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. At March 31, 2021, there have been no material changes to our critical accounting estimates from those disclosed in our 2020 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. As of March 31, 2021, there have been no material changes in our exposure to market risk from those disclosed in our 2020 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2020 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.          OTHER INFORMATION

    None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021

Number	Description

10.1	Form of 2021 Restricted Stock Unit Agreement

10.2	Form of 2021 Performance Stock Unit Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Vice President and Controller
(As Duly Authorized Officer and Chief Accounting Officer)

Date:  May 6, 2021