Form 10-Q
period 2021-06-30
BOISE CASCADE Co
filed 2021-08-02
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

There were 39,330,807 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 30, 2021.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands, except per-share data)
Sales	$2,443,161	$1,242,760	$4,264,477	$2,413,294

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,864,523	1,048,902	3,314,957	2,041,172
Depreciation and amortization	20,420	19,899	39,959	55,231
Selling and distribution expenses	130,736	103,566	251,653	203,029
General and administrative expenses	17,988	18,755	43,250	34,839
Loss on curtailment of facility	—	38	—	1,707
Other (income) expense, net	(281)	(170)	(378)	(1)
	2,033,386	1,190,990	3,649,441	2,335,977

Income from operations	409,775	51,770	615,036	77,317

Foreign currency exchange gain (loss)	147	409	301	(464)
Pension expense (excluding service costs)	(19)	(302)	(38)	(689)
Interest expense	(6,347)	(6,633)	(12,222)	(13,054)
Interest income	51	190	110	845
Change in fair value of interest rate swaps	(25)	(514)	999	(2,828)
	(6,193)	(6,850)	(10,850)	(16,190)

Income before income taxes	403,582	44,920	604,186	61,127
Income tax provision	(101,026)	(11,334)	(152,474)	(15,341)
Net income	$302,556	$33,586	$451,712	$45,786

Weighted average common shares outstanding:
Basic	39,442	39,312	39,399	39,238
Diluted	39,688	39,387	39,633	39,381

Net income per common share:
Basic	$7.67	$0.85	$11.47	$1.17
Diluted	$7.62	$0.85	$11.40	$1.16

Dividends declared per common share	$2.10	$0.10	$2.20	$0.20

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
Net income	$302,556	$33,586	$451,712	$45,786
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $(1) , $51, $(2), and $102, respectively	(3)	150	(7)	301
Effect of settlements, net of tax of $—, $—, $—, and $22, respectively	—	—	—	64
Other comprehensive income (loss), net of tax	(3)	150	(7)	365
Comprehensive income	$302,553	$33,736	$451,705	$46,151

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2021	December 31, 2020
	(thousands)
ASSETS
Current
Cash and cash equivalents	$653,767	$405,382
Receivables
Trade, less allowances of $2,513 and $1,111	592,953	375,865
Related parties	412	201
Other	16,785	15,067
Inventories	727,205	503,480
Prepaid expenses and other	16,308	8,860
Total current assets	2,007,430	1,308,855

Property and equipment, net	457,291	461,456
Operating lease right-of-use assets	57,650	62,447
Finance lease right-of-use assets	28,146	29,523
Timber deposits	7,469	11,761
Goodwill	60,382	60,382
Intangible assets, net	15,962	16,574
Deferred income taxes	7,261	7,460
Other assets	5,849	7,260
Total assets	$2,647,440	$1,965,718

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2021	December 31, 2020
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$507,237	$307,653
Related parties	2,811	1,199
Accrued liabilities
Compensation and benefits	116,596	118,400
Income taxes payable	15,460	8,101
Interest payable	9,879	8,477
Dividends payable	78,662	—
Other	123,612	80,172
Total current liabilities	854,257	524,002

Debt
Long-term debt	444,210	443,792

Other
Compensation and benefits	28,312	25,951
Operating lease liabilities, net of current portion	50,967	56,001
Finance lease liabilities, net of current portion	30,661	31,607
Deferred income taxes	7,378	18,263
Other long-term liabilities	15,945	15,303
	133,263	147,125

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,698 and 44,568 shares issued, respectively	447	446
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	538,841	538,006
Accumulated other comprehensive loss	(1,085)	(1,078)
Retained earnings	816,416	452,334
Total stockholders' equity	1,215,710	850,799
Total liabilities and stockholders' equity	$2,647,440	$1,965,718

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2021	2020
	(thousands)
Cash provided by (used for) operations
Net income	$451,712	$45,786
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	40,826	56,295
Stock-based compensation	3,503	3,345
Pension expense	38	1,023
Deferred income taxes	(10,481)	(1,501)
Change in fair value of interest rate swaps	(999)	2,828
Loss on curtailment of facility (excluding severance)	—	1,476
Other	1,017	164
Decrease (increase) in working capital
Receivables	(219,112)	(129,532)
Inventories	(225,006)	41,102
Prepaid expenses and other	(7,448)	(6,989)
Accounts payable and accrued liabilities	248,139	95,505
Pension contributions	(153)	(1,062)
Income taxes payable	7,253	8,616
Other	1,890	1,220
Net cash provided by operations	291,179	118,276

Cash provided by (used for) investment
Expenditures for property and equipment	(31,502)	(28,849)
Proceeds from sales of assets and other	500	406
Net cash used for investment	(31,002)	(28,443)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	28,000	—
Payments of long-term debt, including revolving credit facility	(28,000)	—
Dividends paid on common stock	(8,373)	(8,562)
Tax withholding payments on stock-based awards	(2,729)	(3,309)
Other	(690)	(1,763)
Net cash used for financing	(11,792)	(13,634)

Net increase in cash and cash equivalents	248,385	76,199

Balance at beginning of the period	405,382	285,237

Balance at end of the period	$653,767	$361,436

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799
Net income							149,156	149,156
Other comprehensive loss						(4)		(4)
Common stock issued	130	1						1
Stock-based compensation					2,092			2,092
Common stock dividends ($0.10 per share)							(4,116)	(4,116)
Tax withholding payments on stock-based awards					(2,729)			(2,729)
Proceeds from exercise of stock options					63			63
Other					(1)			(1)
Balance at March 31, 2021	44,698	$447	5,367	$(138,909)	$537,431	$(1,082)	$597,374	$995,261
Net income							302,556	302,556
Other comprehensive loss						(3)		(3)
Stock-based compensation					1,411			1,411
Common stock dividends ($2.10 per share)							(83,514)	(83,514)
Other					(1)			(1)
Balance at June 30, 2021	44,698	$447	5,367	$(138,909)	$538,841	$(1,085)	$816,416	$1,215,710

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

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our Building Materials Distribution segment, costs related to shipping and handling of $49.7 million and $44.2 million, for the three months ended June 30, 2021 and 2020, respectively, and $96.2 million and $84.9 million for the six months ended June 30, 2021 and 2020, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our Building Materials Distribution segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2021, and December 31, 2020, we had $93.1 million and $56.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2021, and December 31, 2020, we had $11.6 million and $9.9 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	June 30, 2021	December 31, 2020
	(thousands)
Finished goods and work in process	$641,695	$431,663
Logs	48,095	35,622
Other raw materials and supplies	37,415	36,195
	$727,205	$503,480

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2021	December 31, 2020
	(thousands)
Land	$47,099	$47,099
Buildings	154,318	151,718
Improvements	64,972	64,178
Mobile equipment, information technology, and office furniture	182,427	178,271
Machinery and equipment	715,155	687,768
Construction in progress	28,620	40,606
	1,192,591	1,169,640
Less accumulated depreciation	(735,300)	(708,184)
	$457,291	$461,456

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2021, and December 31, 2020, we held $585.5 million and $371.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2021, and December 31, 2020, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $423.5 million and $432.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2021, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At June 30, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate of 1.007%, and this swap expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39%, and this swap expires in June 2025.

The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2021, we recorded a long-term asset of $0.7 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.3 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2021, receivables from two customers accounted for approximately 18% and 10% of total receivables. At December 31, 2020, receivables from these two customers accounted for approximately 13% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

    For the three and six months ended June 30, 2021, we recorded $101.0 million and $152.5 million, respectively, of income tax expense and had an effective rate of 25.0% and 25.2%, respectively. During the three and six months ended June 30, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2020, we recorded $11.3 million and $15.3 million, respectively, of income tax expense and had an effective rate of 25.2% and 25.1%, respectively. During the three and six months ended June 30, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    During the six months ended June 30, 2021 and 2020, cash paid for taxes, net of refunds received, were $155.5 million and $8.9 million, respectively.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands, except per-share data)
Net income	$302,556	$33,586	$451,712	$45,786
Weighted average common shares outstanding during the period (for basic calculation)	39,442	39,312	39,399	39,238
Dilutive effect of other potential common shares	246	75	234	143
Weighted average common shares and potential common shares (for diluted calculation)	39,688	39,387	39,633	39,381

Net income per common share - Basic	$7.67	$0.85	$11.47	$1.17
Net income per common share - Diluted	$7.62	$0.85	$11.40	$1.16

    The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares and 0.1 million shares of common stock, respectively, in the three months ended June 30, 2021 and 2020, and 0.2 million and 0.1 million shares of common stock, respectively, in the six months ended June 30, 2021 and 2020. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

6.    Debt

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,790)	(6,208)
Long-term debt	$444,210	$443,792

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2021, was $345.3 million.

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

    At both June 30, 2021, and December 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility and $4.7 million and $4.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the six months ended June 30, 2021, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $28.0 million, respectively, and the average interest rate on borrowings was approximately 1.37%.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the six months ended June 30, 2021, the average interest rate on the ABL Term Loan was approximately 1.86%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 0.9% during the six months ended June 30, 2021.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the six months ended June 30, 2021 and 2020, cash payments for interest were $9.6 million and $11.5 million, respectively.

7.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
Operating lease cost	$3,363	$3,361	$6,725	$6,707
Finance lease cost
Amortization of right-of-use assets	598	552	1,204	999
Interest on lease liabilities	591	559	1,183	1,044
Variable lease cost	939	754	1,724	1,461
Short-term lease cost	1,165	937	2,248	2,070
Sublease income	(31)	(38)	(62)	(77)
Total lease cost	$6,625	$6,125	$13,022	$12,204

Other Information

    Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30
	2021	2020
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,656	$6,588
Operating cash flows from finance leases	1,177	1,044
Financing cash flows from finance leases	752	591
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	5,769
Finance leases	—	9,338

Other information related to leases was as follows:

	June 30, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	15	15
Weighted-average discount rate
Operating leases	6.4%	6.4%
Finance leases	7.7%	7.7%

    As of June 30, 2021, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2021	$6,922	$1,948
2022	13,007	3,879
2023	12,055	3,919
2024	11,171	3,916
2025	9,428	3,601
Thereafter	25,545	37,801
Total future minimum lease payments	78,128	55,064
Less: interest	(17,016)	(22,828)
Total lease obligations	61,112	32,236
Less: current obligations	(10,145)	(1,575)
Long-term lease obligations	$50,967	$30,661

As of June 30, 2021, the minimum lease payment amount for leases signed but not yet commenced was $7.3 million.

8.    Retirement and Benefit Plans

    The following table presents the pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
Service cost	$—	$166	$—	$334
Interest cost	23	1,473	47	2,946
Expected return on plan assets	—	(1,372)	—	(2,746)
Amortization of actuarial (gain) loss	(4)	201	(9)	403
Plan settlement loss	—	—	—	86
Net periodic benefit expense	$19	$468	$38	$1,023

Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

    During the six months ended June 30, 2021, we paid $0.2 million in cash to the nonqualified pension plan participants. For the remainder of 2021, we expect to make approximately $0.2 million in cash payments to our nonqualified pension plan participants.

9.    Stock-Based Compensation

    In first quarter 2021 and 2020, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the six months ended June 30, 2021, we granted 73,265 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2021 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2021 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

    During the six months ended June 30, 2021 and 2020, we granted an aggregate of 99,588 and 125,716 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2021 and 2020, the total fair value of PSUs and RSUs vested was $9.2 million and $11.1 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2021:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	196,340	$35.34	212,766	$34.24
Granted	73,265	52.45	99,588	52.96
Performance condition adjustment (a)	94,850	36.45	—	—
Vested	(68,223)	38.70	(106,200)	35.64
Forfeited	(49,259)	37.19	(45,562)	33.76
Outstanding, June 30, 2021	246,973	$39.54	160,592	$45.06
_______________________________
(a)    Represents additional PSUs granted during the six months ended June 30, 2021, related to the 2020 performance condition adjustment described above.

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

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
PSUs	$745	$691	$1,834	$1,301
RSUs	666	980	1,669	2,044
Total	$1,411	$1,671	$3,503	$3,345

    The related tax benefit for the six months ended June 30, 2021 and 2020, was $0.9 million and $0.8 million respectively. As of June 30, 2021, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $14.9 million. This expense is expected to be recognized over a weighted-average period of 2.1 years.

10.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2021 and 2020, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

     On June 28, 2021, our board of directors declared a supplemental dividend of $2.00 per share on our common stock, payable on July 30, 2021, to stockholders of record on July 15, 2021. At June 30, 2021, we accrued $78.7 million in "Dividends payable" on our Consolidated Balance Sheets, representing our supplemental dividend declaration. On July 29, 2021, our board of directors declared a quarterly dividend of $0.10 per share on our common stock, payable on September 15, 2021, to stockholders of record on September 1, 2021. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Accumulated Other Comprehensive Loss
The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
Beginning balance, net of taxes	$(1,082)	$(50,033)	$(1,078)	$(50,248)
Amortization of actuarial (gain) loss, before taxes (a)	(4)	201	(9)	403
Effect of settlements, before taxes (a)	—	—	—	86
Income taxes	1	(51)	2	(124)
Ending balance, net of taxes	$(1,085)	$(49,883)	$(1,085)	$(49,883)
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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.4 million and $2.5 million, respectively, during the three months ended June 30, 2021 and 2020, and $6.7 million and $6.8 million, respectively, during the six months ended June 30, 2021 and 2020. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.7 million and $13.8 million, respectively, during the three months ended June 30, 2021 and 2020, and $41.0 million and $36.4 million, respectively, during the six months ended June 30, 2021 and 2020. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

Wood Products and Building Materials Distribution segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(millions)
Wood Products (a)
LVL	$3.7	$5.3	$9.7	$11.3
I-joists	3.1	2.6	7.9	7.1
Other engineered wood products	12.6	5.2	23.2	11.6
Plywood and veneer	201.2	65.2	324.1	129.0
Lumber	25.7	12.3	44.6	24.6
Byproducts	19.0	15.7	36.6	36.4
Other	5.1	2.2	10.9	9.0
	270.5	108.5	457.0	229.0

Building Materials Distribution
Commodity	1,308.8	490.0	2,215.1	930.1
General line	566.5	448.1	1,039.1	845.6
Engineered wood products	297.4	196.2	553.3	408.6
	2,172.7	1,134.3	3,807.5	2,184.3
	$2,443.2	$1,242.8	$4,264.5	$2,413.3
 ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our Building Materials Distribution segment, as well as the cost of EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the six months ended June 30, 2021 and 2020, approximately 78% and 80%, respectively, of Wood Products' EWP sales volumes were to our Building Materials Distribution segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
Net sales by segment
Wood Products	$594,569	$281,505	$1,026,904	$601,566
Building Materials Distribution	2,172,744	1,134,260	3,807,521	2,184,257
Intersegment eliminations (a)	(324,152)	(173,005)	(569,948)	(372,529)
Total net sales	$2,443,161	$1,242,760	$4,264,477	$2,413,294

Segment operating income
Wood Products (b)	$213,761	$17,074	$310,813	$20,837
Building Materials Distribution	206,338	43,210	326,557	72,512
Total segment operating income	420,099	60,284	637,370	93,349
Unallocated corporate costs	(10,324)	(8,514)	(22,334)	(16,032)
Income from operations	$409,775	$51,770	$615,036	$77,317
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our Building Materials Distribution segment.

(b)    Wood Products segment operating income for the six months ended June 30, 2020, included $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 5, Curtailment of Manufacturing Facility.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2021, there have been no material changes to the above commitments disclosed in the 2020 Form 10-K.

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

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2021, there have been no material changes to the guarantees disclosed in the 2020 Form 10-K.

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

Executive Overview

    We recorded income from operations of $409.8 million during the three months ended June 30, 2021, compared with income from operations of $51.8 million during the three months ended June 30, 2020. In our Wood Products segment, income increased $196.7 million to $213.8 million for the three months ended June 30, 2021, from $17.1 million for the three months ended June 30, 2020, due primarily to higher plywood, EWP, and lumber sales prices, as well as higher EWP sales volumes, offset partially by higher wood fiber costs. In our Building Materials Distribution segment, income increased $163.1 million to $206.3 million for the three months ended June 30, 2021, from $43.2 million for the three months ended June 30, 2020, driven by a gross margin increase of $187.9 million, resulting primarily from improved sales volumes and gross margins on substantially all products lines, particularly commodity products, compared with second quarter 2020. The margin improvement was offset partially by increased selling and distribution expenses of $25.9 million. These changes are discussed further in "Our Operating Results" below.

    We ended second quarter 2021 with $653.8 million of cash and cash equivalents and $345.3 million of undrawn committed bank line availability, for total available liquidity of $999.1 million. We had $444.2 million of outstanding debt at June 30, 2021. We generated $248.4 million of cash during the six months ended June 30, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are discussed in "Liquidity and Capital Resources" below.
As both a manufacturer and a distributor, our second quarter 2021 financial results were favorably impacted by higher commodity wood products pricing compared to pricing in the same period last year, driven by continued robust construction activity during second quarter 2021. While not subject to the significant price fluctuations of commodity products, demand also exceeded supply for many of the general line and EWP products distributed by BMD. Lumber pricing peaked in May 2021, then dropped sharply driven by declining repair and remodel and "do-it-yourself" activity, causing hesitancy in the marketplace because of expectations for potential price erosion. With COVID-19 vaccines and easing pandemic restrictions, people are spending less time at home on home improvement projects, resulting in reduced demand from our home center customers.

In recent months, the effects of the COVID-19 vaccine and COVID-19 safety protocols have resulted in fewer pandemic-related disruptions to both our manufacturing and distribution locations. Although many restrictions related to COVID-19 have been lightened, we continue to conduct business with certain modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments, including the impact of COVID-19 variants, and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders.

Economic uncertainty due to the pandemic continues. However, low mortgage rates, continuation of work-from-home practices by many in the economy, and demographics in the U.S. have created a favorable demand environment for new residential construction, particularly single-family housing starts, which we expect to continue in 2021 and into next year. As of July 2021, the Blue Chip Economic Indicators consensus forecast for 2021 and 2022 single- and multi-family housing starts in the U.S. were 1.60 million and 1.58 million units, respectively, compared with actual housing starts of 1.38 million in 2020, as reported by the U.S. Census Bureau. Although we believe that current U.S. demographics support the higher level of forecasted housing starts, and many national home builders are reporting strong near-term backlogs, labor shortages and supply induced constraints on residential construction activity may continue to extend build times and limit activity. In addition, while the age of the U.S. housing stock and limited home inventory availability will continue to provide a favorable backdrop for repair and remodel spending, we expect the recent decline in home improvement demand to continue near-term as travel restrictions are rescinded and pent-up demand for leisure spending occurs.

As a wholesale distributor of a broad mix of commodity products and a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices. Lumber pricing was very volatile during second quarter 2021, with rapidly rising prices in April and most of May followed by sharp price declines during the remainder of the quarter. Our BMD segment purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Current composite panel and lumber prices have declined by approximately 53% and 48% from levels at the end of second quarter 2021. Future commodity product pricing and commodity input costs could be volatile in response to capacity restoration and industry operating rates, the impact of COVID-19 on residential construction, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

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

•the duration and magnitude of impacts of the COVID-19 pandemic and related variants;

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2020 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(millions)
Sales	$2,443.2	$1,242.8	$4,264.5	$2,413.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,864.5	1,048.9	3,315.0	2,041.2
Depreciation and amortization	20.4	19.9	40.0	55.2
Selling and distribution expenses	130.7	103.6	251.7	203.0
General and administrative expenses	18.0	18.8	43.3	34.8
Loss on curtailment of facility	—	—	—	1.7
Other (income) expense, net	(0.3)	(0.2)	(0.4)	—
	2,033.4	1,191.0	3,649.4	2,336.0

Income from operations	$409.8	$51.8	$615.0	$77.3

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	76.3%	84.4%	77.7%	84.6%
Depreciation and amortization	0.8	1.6	0.9	2.3
Selling and distribution expenses	5.4	8.3	5.9	8.4
General and administrative expenses	0.7	1.5	1.0	1.4
Loss on curtailment of facility	—	—	—	0.1
Other (income) expense, net	—	—	—	—
	83.2%	95.8%	85.6%	96.8%

Income from operations	16.8%	4.2%	14.4%	3.2%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our Building Materials Distribution segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(thousands)
U.S. Housing Starts (a)
Single-family	308.1	217.4	563.4	431.8
Multi-family	120.4	81.4	223.0	196.2
	428.5	298.8	786.4	628.0

	(thousands)
Segment Sales
Wood Products	$594,569	$281,505	$1,026,904	$601,566
Building Materials Distribution	2,172,744	1,134,260	3,807,521	2,184,257
Intersegment eliminations	(324,152)	(173,005)	(569,948)	(372,529)
Total sales	$2,443,161	$1,242,760	$4,264,477	$2,413,294

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.7	3.8	9.1	8.5
I-joists (equivalent lineal feet)	76	50	147	109
Plywood (sq. ft.) (3/8" basis)	338	314	641	632

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$19.63	$18.36	$19.33	$18.44
I-joists (1,000 equivalent lineal feet)	1,363	1,260	1,342	1,268
Plywood (1,000 sq. ft.) (3/8" basis)	878	287	726	277

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	60.2%	43.2%	58.2%	42.6%
General line	26.1%	39.5%	27.3%	38.7%
Engineered wood	13.7%	17.3%	14.5%	18.7%

Gross margin percentage (b)	15.6%	13.4%	15.4%	13.0%
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

Sales

    For the three months ended June 30, 2021, total sales increased $1,200.4 million, or 97%, to $2,443.2 million from $1,242.8 million during the three months ended June 30, 2020. For the six months ended June 30, 2021, total sales increased by $1,851.2 million, or 77%, to $4,264.5 million from $2,413.3 million for the same period in the prior year. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2021, U.S. housing starts increased 43%, with single-family starts up 42% from the same period in 2020. On a year-to-date basis through June 2021, total and single-family housing starts increased 25% and 30%, respectively, compared with the same period in 2020. Average composite panel and average composite lumber prices for the three months ended June 30, 2021, were 280% and 210% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. For the six months ended June 30, 2021, average composite panel and average composite lumber prices were 217% and 177% higher, respectively, compared with the same period in the prior year.

    Wood Products.  Sales, including sales to our BMD segment, increased $313.1 million, or 111%, to $594.6 million for the three months ended June 30, 2021, from $281.5 million for the three months ended June 30, 2020. The increase in sales was driven primarily by higher plywood prices of 206%, resulting in increased sales of $199.5 million. Plywood demand in the second quarter outpaced industry production levels, driving the favorable pricing. Higher sales volumes for I-joists and LVL of 53% and 22%, respectively, resulted in increased sales of $33.0 million and $15.7 million, respectively. In addition, sales prices for I-joists and LVL increased 8% and 7%, respectively, resulting in increased sales of $7.8 million and $5.9 million, respectively. Improved lumber sales prices and plywood sales volumes of 124% and 8%, respectively, contributed $14.0 million and $6.8 million, respectively, to the increase in sales.

For the six months ended June 30, 2021, sales, including sales to our BMD segment, increased $425.3 million, or 71%, to $1,026.9 million from $601.6 million for the same period in the prior year. The increase in sales was driven primarily by higher plywood prices of 162%, resulting in increased sales of $287.5 million. Higher sales volumes for I-joists and LVL of 35% and 6%, respectively, resulted in increased sales of $48.6 million and $10.0 million, respectively. In addition, sales prices for I-joists and LVL increased 6% and 5%, respectively, resulting in increased sales of $10.8 million and $8.0 million, respectively. Improved lumber sales prices and plywood sales volumes of 107% and 1%, respectively, contributed $22.8 million and $2.5 million, respectively, to the increase in sales.

Building Materials Distribution.  Sales increased $1,038.5 million, or 92%, to $2,172.7 million for the three months ended June 30, 2021, from $1,134.3 million for the three months ended June 30, 2020. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price and volume increases of 83% and 9%, respectively. By product line, commodity sales increased 167%, or $818.8 million; general line product sales increased 26%, or $118.5 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 52%, or $101.2 million.

During the six months ended June 30, 2021, sales increased $1,623.3 million, or 74%, to $3,807.5 million from $2,184.3 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales price and volume increases of 67% and 7%, respectively. By product line, commodity sales increased 138%, or $1,285.0 million; general line product sales increased 23%, or $193.6 million; and sales of EWP increased 35%, or $144.7 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) increased $815.6 million, or 78%, to $1,864.5 million for the three months ended June 30, 2021, compared with $1,048.9 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased, due to higher sales volumes, as well as higher per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 28% and 17%, compared with second quarter 2020. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 2,560 basis points, which was primarily due to higher plywood, EWP, and lumber sales prices, resulting in improved leveraging of labor costs, wood fiber costs, and other manufacturing costs. In BMD, materials, labor, and other operating expenses increased, driven by higher purchased materials costs as a result of higher sales volumes and higher commodity prices, compared with second quarter 2020. However, the BMD segment MLO rate improved 220 basis points compared with second quarter 2020 due primarily to improved sales volumes and gross margin percentages for commodity products, driven by an increasing commodity price environment during most of second quarter 2021. In addition, higher sales volumes and gross margin percentages for EWP contributed to the improved MLO rate.

For the six months ended June 30, 2021, materials, labor, and other operating expenses (excluding depreciation), increased $1,273.8 million or 62%, to $3,315.0 million, compared with $2,041.2 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased, due to higher sales volumes, as well as higher per-unit costs of OSB and logs of approximately 36% and 15%, compared with the first half of 2020. However, the MLO rate in our Wood Products segment decreased by 2,090 basis points, which was primarily due to higher plywood, EWP, and lumber sales prices, resulting in improved leveraging of labor costs, wood fiber costs, and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher sales volumes and higher commodity prices, compared with the first half of 2020. However, the BMD segment MLO rate improved 240 basis points compared with the first half of 2020 due primarily to improved sales volumes and gross margin percentages for our commodity products, driven by an increasing commodity price environment during most of the first half of 2021. In addition, higher sales volumes and gross margin percentages for EWP contributed to the improved MLO rate.

    Depreciation and amortization expenses increased $0.5 million, or 3%, to $20.4 million for the three months ended June 30, 2021, compared with $19.9 million during the same period in the prior year. For the six months ended June 30, 2021. these expenses decreased $15.3 million, or 28%, to $40.0 million, compared with $55.2 million in the same period in the prior year, due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

    Selling and distribution expenses increased $27.2 million, or 26%, to $130.7 million for the three months ended June 30, 2021, compared with $103.6 million during the same period in the prior year, due primarily to higher employee-related expenses of $19.7 million, most of which relates to incentive compensation. In addition, the increase in selling and distribution expenses was driven by an increase in shipping and handling costs of $2.8 million, as well increased other costs associated with higher sales volumes. For the six months ended June 30, 2021, selling and distribution expenses increased $48.6 million, or 24%, to $251.7 million, compared with $203.0 million during the same period in 2020, due primarily to higher employee-related expenses of $41.3 million, most of which relates to incentive compensation, as well as higher shipping and handling costs of $5.0 million.

    General and administrative expenses decreased $0.8 million, or 4%, to $18.0 million for the three months ended June 30, 2021, compared with $18.8 million for the same period in the prior year, due primarily to lower incentive compensation expenses driven by the departure of two officers and related forfeiture of accrued incentive compensation. For the six months ended June 30, 2021, general and administrative expenses increased $8.4 million, or 24%, to $43.3 million, compared with $34.8 million during the same period in 2020. The increase was primarily a result of higher employee-related expenses of $9.0 million, most of which relates to incentive compensation.

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

Income From Operations

    Income from operations increased $358.0 million to $409.8 million for the three months ended June 30, 2021, compared with $51.8 million for the three months ended June 30, 2020. Income from operations increased $537.7 million to $615.0 million for the six months ended June 30, 2021, compared with $77.3 million for the six months ended June 30, 2020.
    Wood Products.  Segment income increased $196.7 million to $213.8 million for the three months ended June 30, 2021, compared with $17.1 million for the three months ended June 30, 2020. The increase in segment income was due primarily to higher plywood, EWP, and lumber sales prices, as well as higher EWP sales volumes. These increases in segment income were offset partially by higher wood fiber costs, as well as increased selling and distribution expenses of $1.3 million.

For the six months ended June 30, 2021, segment income increased $290.0 million to $310.8 million from $20.8 million for the six months ended June 30, 2020. The increase in segment income was due primarily to higher plywood, EWP, and lumber sales prices, as well as higher EWP sales volumes. In addition, first quarter 2020 results included accelerated depreciation and amortization expense and loss on curtailment of facility of $15.0 million and $1.7 million, respectively, related to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. These increases were offset partially by higher wood fiber and other manufacturing costs. In addition, selling and distribution expenses and general and administrative expenses increased $2.3 million and $1.7 million, respectively.

Building Materials Distribution.  Segment income increased $163.1 million to $206.3 million for the three months ended June 30, 2021, from $43.2 million for the three months ended June 30, 2020. The increase in segment income was driven by a gross margin increase of $187.9 million, resulting from improved sales volumes and gross margins on substantially all product lines, particularly commodity products, compared with second quarter 2020. The margin improvement was offset partially by increased selling and distribution expenses of $25.9 million.

For the six months ended June 30, 2021, segment income increased $254.0 million to $326.6 million from $72.5 million for the six months ended June 30, 2020. The increase in segment income was driven by a gross margin increase of $303.2 million, resulting from improved sales volumes and gross margins on substantially all product lines, particularly commodity products, compared with the first half of 2020. This improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $46.4 million and $3.5 million, respectively.

Corporate.  Unallocated corporate expenses increased $1.8 million to $10.3 million for the three months ended June 30, 2021, from $8.5 million for the same period in the prior year. As part of our self-insured risk retention program, corporate absorbed approximately $3.4 million of estimated insurance losses resulting from a fire at our BMD Phoenix location. These losses were offset partially by lower incentive compensation driven by the departure of an officer and related forfeiture of accrued incentive compensation.

For the six months ended June 30, 2021, unallocated corporate expenses increased $6.3 million to $22.3 million from $16.0 million for the six months ended June 30, 2020. The increase was due primarily to higher incentive compensation and $3.4 million of estimated insurance losses absorbed by corporate, as discussed above.

Other
    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three and six months ended June 30, 2021, we recorded $101.0 million and $152.5 million, respectively, of income tax expense and had an effective rate of 25.0% and 25.2%, respectively. During the three and six months ended June 30, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2020, we recorded $11.3 million and $15.3 million, respectively, of income tax expense and had an effective rate of 25.2% and 25.1%, respectively. During the three and six months ended June 30, 2020, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

On August 27, 2020, Builders FirstSource, Inc. (BFS) and BMC Stock Holdings (BMC) announced a definitive merger agreement. The merger closed in early January 2021. Prior to the merger, BFS and BMC were both customers of ours. We believe we have a good relationship with the combined company and we do not expect the transaction to have a material impact on our future results of operations. The merger resulted in the combined company accounting for 18% of total receivables as of June 30, 2021.

Liquidity and Capital Resources

    We ended second quarter 2021 with $653.8 million of cash and cash equivalents and $444.2 million of debt. At June 30, 2021, we had $999.1 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $248.4 million of cash during the six months ended June 30, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2021 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2021	2020
	(thousands)
Net cash provided by operations	$291,179	$118,276
Net cash used for investment	(31,002)	(28,443)
Net cash used for financing	(11,792)	(13,634)

Operating Activities

    For the six months ended June 30, 2021, our operating activities generated $291.2 million of cash, compared with $118.3 million of cash generated in the same period in 2020. The $172.9 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. These increases in cash were offset partially by an increase in working capital of $203.4 million during the six months ended June 30, 2021, compared with a $0.1 million decrease for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, increased $146.6 million, compared to the prior year, resulting from the significant improvement in income from operations during the first half of 2021.

    The increase in working capital during the six months ended June 30, 2021 was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The changes in working capital during the six months ended June 30, 2020 included an increase in receivables, offset by an increase in accounts payable and accrued liabilities and lower inventories. The increases in receivables in both periods primarily reflect increased sales of approximately 69% and 47%, comparing sales for the months of June 2021 and 2020 with sales for the months of December 2020 and 2019, respectively. Inventories increased during the six months ended June 30, 2021 primarily due to the growth of inventory for the building season, as well as elevated commodity prices. During the six months ended June 30, 2020, distribution inventories decreased due to stronger than expected demand and higher inventory turns, while manufacturing inventories decreased due to reduced production levels in response to lower market demand. The increase in accounts payable and accrued liabilities provided $248.1 million of cash during the six months ended June 30, 2021, compared with $95.5 million in the same period a year ago. During both periods, seasonally higher purchasing activity and extended terms offered by major vendors to our Building Materials Distribution segment led to the increase in accounts payable. During the six months ended June 30, 2021, an increase in accrued rebates contributed to the increase in accrued liabilities. During the six months ended June 30, 2020, the increase in accounts payable was offset partially by a decrease in accrued liabilities, most notably annual employee incentive compensation payouts.

Investment Activities

    During the six months ended June 30, 2021 and 2020, we used $31.5 million and $28.8 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

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

Financing Activities

During the six months ended June 30, 2021, our financing activities used $11.8 million of cash, including $8.4 million for common stock dividend payments and $2.7 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2021, we also borrowed $28.0 million under our revolving credit facility, which were subsequently repaid during the same period with cash on hand.

    During the six months ended June 30, 2020, our financing activities used $13.6 million of cash, including $8.6 million for common stock dividend payments and $3.3 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2020, we did not borrow under our revolving credit facility.

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

Contractual Obligations

For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. As of June 30, 2021, there have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2020.

Off-Balance-Sheet Activities

At June 30, 2021, and December 31, 2020, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2021, there have been no material changes to the guarantees disclosed in our 2020 Form 10-K.

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

Employees

As of July 25, 2021, we had approximately 6,130 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of July 25, 2021, we had ten collective bargaining agreements. Two agreements covering approximately 780 employees at our Oakdale and Florien plywood plants expired on July 15, 2021, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2021, there have been no material changes to financial market risks disclosed in our 2020 Form 10-K.

Environmental

    As of June 30, 2021, there have been no material changes to environmental issues disclosed in our 2020 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. At June 30, 2021, there have been no material changes to our critical accounting estimates from those disclosed in our 2020 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. As of June 30, 2021, there have been no material changes in our exposure to market risk from those disclosed in our 2020 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021

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

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  August 2, 2021