Form 10-Q
period 2021-09-30
BOISE CASCADE Co
filed 2021-11-01
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,330,807 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 29, 2021.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands, except per-share data)
Sales	$1,879,451	$1,589,313	$6,143,928	$4,002,607

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,594,405	1,261,697	4,909,362	3,302,869
Depreciation and amortization	20,299	20,029	60,258	75,260
Selling and distribution expenses	114,466	122,884	366,119	325,913
General and administrative expenses	21,002	26,060	64,252	60,899
Loss on curtailment of facility	—	—	—	1,707
Other (income) expense, net	(107)	71	(485)	70
	1,750,065	1,430,741	5,399,506	3,766,718

Income from operations	129,386	158,572	744,422	235,889

Foreign currency exchange gain (loss)	(353)	265	(52)	(199)
Pension expense (excluding service costs)	(19)	(302)	(57)	(991)
Interest expense	(6,279)	(7,002)	(18,501)	(20,056)
Interest income	63	113	173	958
Change in fair value of interest rate swaps	59	147	1,058	(2,681)
Loss on extinguishment of debt	—	(13,968)	—	(13,968)
	(6,529)	(20,747)	(17,379)	(36,937)

Income before income taxes	122,857	137,825	727,043	198,952
Income tax provision	(31,158)	(34,633)	(183,632)	(49,974)
Net income	$91,699	$103,192	$543,411	$148,978

Weighted average common shares outstanding:
Basic	39,442	39,315	39,413	39,264
Diluted	39,661	39,526	39,623	39,396

Net income per common share:
Basic	$2.32	$2.62	$13.79	$3.79
Diluted	$2.31	$2.61	$13.71	$3.78

Dividends declared per common share	$0.10	$1.70	$2.30	$1.90

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
Net income	$91,699	$103,192	$543,411	$148,978
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $(2) , $51, $(4), and $153, respectively	(3)	151	(10)	452
Effect of settlements, net of tax of $—, $—, $—, and $22, respectively	—	—	—	64
Other comprehensive income (loss), net of tax	(3)	151	(10)	516
Comprehensive income	$91,696	$103,343	$543,401	$149,494

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	September 30, 2021	December 31, 2020
	(thousands)
ASSETS
Current
Cash and cash equivalents	$786,886	$405,382
Receivables
Trade, less allowances of $3,393 and $1,111	473,727	375,865
Related parties	180	201
Other	17,016	15,067
Inventories	644,370	503,480
Prepaid expenses and other	15,812	8,860
Total current assets	1,937,991	1,308,855

Property and equipment, net	459,254	461,456
Operating lease right-of-use assets	64,678	62,447
Finance lease right-of-use assets	27,549	29,523
Timber deposits	9,333	11,761
Goodwill	60,382	60,382
Intangible assets, net	15,657	16,574
Deferred income taxes	6,969	7,460
Other assets	6,552	7,260
Total assets	$2,588,365	$1,965,718

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2021	December 31, 2020
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$412,097	$307,653
Related parties	1,184	1,199
Accrued liabilities
Compensation and benefits	118,926	118,400
Income taxes payable	109	8,101
Interest payable	5,004	8,477
Other	162,975	80,172
Total current liabilities	700,295	524,002

Debt
Long-term debt	444,419	443,792

Other
Compensation and benefits	28,600	25,951
Operating lease liabilities, net of current portion	57,468	56,001
Finance lease liabilities, net of current portion	30,263	31,607
Deferred income taxes	5,720	18,263
Other long-term liabilities	15,995	15,303
	138,046	147,125

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,698 and 44,568 shares issued, respectively	447	446
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	541,022	538,006
Accumulated other comprehensive loss	(1,088)	(1,078)
Retained earnings	904,133	452,334
Total stockholders' equity	1,305,605	850,799
Total liabilities and stockholders' equity	$2,588,365	$1,965,718

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2021	2020
	(thousands)
Cash provided by (used for) operations
Net income	$543,411	$148,978
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	61,559	76,784
Stock-based compensation	5,684	5,839
Pension expense	57	1,492
Deferred income taxes	(12,017)	(2,460)
Change in fair value of interest rate swaps	(1,058)	2,681
Loss on curtailment of facility (excluding severance)	—	1,476
Other	928	205
Loss on extinguishment of debt	—	13,968
Decrease (increase) in working capital
Receivables	(99,881)	(205,995)
Inventories	(142,171)	42,904
Prepaid expenses and other	(7,007)	(9,641)
Accounts payable and accrued liabilities	186,090	213,935
Pension contributions	(229)	(12,659)
Income taxes payable	(7,927)	17,121
Other	(348)	(857)
Net cash provided by operations	527,091	293,771

Cash provided by (used for) investment
Expenditures for property and equipment	(51,460)	(46,994)
Proceeds from sales of assets and other	636	563
Net cash used for investment	(50,824)	(46,431)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	28,000	400,000
Payments of long-term debt, including revolving credit facility	(28,000)	(405,774)
Payments of deferred financing costs	—	(6,222)
Dividends paid on common stock	(90,969)	(12,553)
Tax withholding payments on stock-based awards	(2,729)	(3,309)
Other	(1,065)	(784)
Net cash used for financing	(94,763)	(28,642)

Net increase in cash and cash equivalents	381,504	218,698

Balance at beginning of the period	405,382	285,237

Balance at end of the period	$786,886	$503,935

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799
Net income							149,156	149,156
Other comprehensive loss						(4)		(4)
Common stock issued	130	1						1
Stock-based compensation					2,092			2,092
Common stock dividends ($0.10 per share)							(4,116)	(4,116)
Tax withholding payments on stock-based awards					(2,729)			(2,729)
Proceeds from exercise of stock options					63			63
Other					(1)			(1)
Balance at March 31, 2021	44,698	$447	5,367	$(138,909)	$537,431	$(1,082)	$597,374	$995,261
Net income							302,556	302,556
Other comprehensive loss						(3)		(3)
Stock-based compensation					1,411			1,411
Common stock dividends ($2.10 per share)							(83,514)	(83,514)
Other					(1)			(1)
Balance at June 30, 2021	44,698	$447	5,367	$(138,909)	$538,841	$(1,085)	$816,416	$1,215,710
Net income							91,699	91,699
Other comprehensive loss						(3)		(3)
Stock-based compensation					2,181			2,181
Common stock dividends ($0.10 per share)							(3,982)	(3,982)
Balance at September 30, 2021	44,698	$447	5,367	$(138,909)	$541,022	$(1,088)	$904,133	$1,305,605

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

Condensed Notes to Unaudited Quarterly Consolidated Financial Statements

1.    Nature of Operations and Consolidation

Nature of Operations

    Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest producers of engineered wood products (EWP) and plywood in North America and a leading United States wholesale distributor of building products.

    We operate our business using two reportable segments: (1) Wood Products, which primarily manufactures EWP and plywood, and (2) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 12, Segment Information.

Consolidation

    The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2020 Form 10-K and the other reports we file with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

Accounting Policies

    The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement, medical, and workers' compensation benefits; assumptions used in the determination of right-of-use (ROU) assets and related lease liabilities; stock-based compensation; fair value measurements; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

    Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 12, Segment Information.

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $48.3 million and $49.2 million, for the three months ended September 30, 2021 and 2020, respectively, and $144.5 million and $134.1 million for the nine months ended September 30, 2021 and 2020, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2021, and December 31, 2020, we had $131.5 million and $56.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2021, and December 31, 2020, we had $12.3 million and $9.9 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

Leases

    We primarily lease land, building, and equipment under operating and finance leases. We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or upon modification. Substantially all of our leases with initial terms greater than one year are for real estate, including distribution centers, corporate headquarters, land, and other office space. Substantially all of these lease agreements have fixed payment terms based on the passage of time and are recorded in our BMD segment. Many of our leases include fixed escalation clauses, renewal options and/or termination options that are factored into our determination of lease term and lease payments when appropriate. Renewal options generally range from one to ten years with fixed payment terms similar to those in the original lease agreements. Some lease agreements provide us with the option to purchase the leased property at market value. Our lease agreements do not contain any residual value guarantees.

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

Inventories

    Inventories included the following (work in process is not material):

	September 30, 2021	December 31, 2020
	(thousands)
Finished goods and work in process	$556,123	$431,663
Logs	50,344	35,622
Other raw materials and supplies	37,903	36,195
	$644,370	$503,480

Property and Equipment

    Property and equipment consisted of the following asset classes:

	September 30, 2021	December 31, 2020
	(thousands)
Land	$47,099	$47,099
Buildings	154,984	151,718
Improvements	65,570	64,178
Mobile equipment, information technology, and office furniture	185,053	178,271
Machinery and equipment	721,713	687,768
Construction in progress	35,334	40,606
	1,209,753	1,169,640
Less accumulated depreciation	(750,499)	(708,184)
	$459,254	$461,456

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2021, and December 31, 2020, we held $710.7 million and $371.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2021, and December 31, 2020, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $428.0 million and $432.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At September 30, 2021, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At September 30, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate of 1.007%, and this swap expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39%, and this swap expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2021, we recorded a long-term asset of $0.7 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.2 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

    We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2021, receivables from two customers accounted for approximately 19% and 12% of total receivables. At December 31, 2020, receivables from these two customers accounted for approximately 13% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

    For the three and nine months ended September 30, 2021, we recorded $31.2 million and $183.6 million, respectively, of income tax expense and had an effective rate of 25.4% and 25.3%, respectively. For the three and nine months ended September 30, 2020, we recorded $34.6 million and $50.0 million, respectively, of income tax expense and had an effective rate of 25.1% in both periods. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    During the nine months ended September 30, 2021 and 2020, cash paid for taxes, net of refunds received, were $203.5 million and $35.3 million, respectively.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands, except per-share data)
Net income	$91,699	$103,192	$543,411	$148,978
Weighted average common shares outstanding during the period (for basic calculation)	39,442	39,315	39,413	39,264
Dilutive effect of other potential common shares	219	211	210	132
Weighted average common shares and potential common shares (for diluted calculation)	39,661	39,526	39,623	39,396

Net income per common share - Basic	$2.32	$2.62	$13.79	$3.79
Net income per common share - Diluted	$2.31	$2.61	$13.71	$3.78

    The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in both the three months ended September 30, 2021 and 2020, and 0.1 million and 0.2 million shares of common stock, respectively, in the nine months ended September 30, 2021 and 2020. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

6.    Debt

    Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,581)	(6,208)
Long-term debt	$444,419	$443,792

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2021, was $345.3 million.

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

    At both September 30, 2021, and December 31, 2020, we had no borrowings outstanding under the Revolving Credit Facility and $4.7 million and $4.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the nine months ended September 30, 2021, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $28.0 million, respectively, and the average interest rate on borrowings was approximately 1.37%.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the nine months ended September 30, 2021, the average interest rate on the ABL Term Loan was approximately 1.85%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 0.9% during the nine months ended September 30, 2021.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the nine months ended September 30, 2021 and 2020, cash payments for interest were $20.4 million and $21.2 million, respectively.

7.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
Operating lease cost	$3,474	$3,313	$10,199	$10,020
Finance lease cost
Amortization of right-of-use assets	598	603	1,803	1,602
Interest on lease liabilities	592	615	1,775	1,659
Variable lease cost	927	754	2,651	2,215
Short-term lease cost	1,391	899	3,646	2,969
Sublease income	(113)	(31)	(176)	(108)
Total lease cost	$6,869	$6,153	$19,898	$18,357

Other Information

    Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30
	2021	2020
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,080	$9,744
Operating cash flows from finance leases	1,768	1,659
Financing cash flows from finance leases	1,127	936
Right-of-use assets obtained in exchange for lease obligations
Operating leases	9,532	6,628
Finance leases	—	9,871

    Other information related to leases was as follows:

	September 30, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	15	15
Weighted-average discount rate
Operating leases	5.9%	6.4%
Finance leases	7.7%	7.7%

    As of September 30, 2021, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2021	$3,550	$982
2022	14,250	3,879
2023	14,010	3,919
2024	12,593	3,916
2025	10,472	3,601
Thereafter	30,723	37,801
Total future minimum lease payments	85,598	54,098
Less: interest	(17,463)	(22,236)
Total lease obligations	68,135	31,862
Less: current obligations	(10,667)	(1,599)
Long-term lease obligations	$57,468	$30,263

8.    Retirement and Benefit Plans

    The following table presents the pension benefit costs:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
Service cost	$—	$167	$—	$501
Interest cost	24	1,474	71	4,420
Expected return on plan assets	—	(1,374)	—	(4,120)
Amortization of actuarial (gain) loss	(5)	202	(14)	605
Plan settlement loss	—	—	—	86
Net periodic benefit expense	$19	$469	$57	$1,492

    Service cost is recorded in the same income statement line items as other employee compensation costs arising from services rendered, and the other components of net periodic benefit expense are recorded in "Pension expense (excluding service costs)" in our Consolidated Statements of Operations.

    During the nine months ended September 30, 2021, we paid $0.2 million in cash to the nonqualified pension plan participants. For the remainder of 2021, we expect to make approximately $0.1 million in cash payments to our nonqualified pension plan participants.

9.    Stock-Based Compensation

    In first quarter 2021 and 2020, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the nine months ended September 30, 2021, we granted 73,265 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2021 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2021 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, determined in accordance with the related grant agreement. Because the ROIC and EBITDA components contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

    During the nine months ended September 30, 2021 and 2020, we granted an aggregate of 101,059 and 125,716 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2021 and 2020, the total fair value of PSUs and RSUs vested was $9.2 million and $11.1 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2021:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	196,340	$35.34	212,766	$34.24
Granted	73,265	52.45	101,059	52.95
Performance condition adjustment (a)	94,850	36.45	—	—
Vested	(68,223)	38.70	(106,200)	35.64
Forfeited	(50,022)	37.43	(46,325)	34.07
Outstanding, September 30, 2021	246,210	$39.50	161,300	$45.08
_______________________________
(a)    Represents additional PSUs granted during the nine months ended September 30, 2021, related to the 2020 performance condition adjustment described above.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
PSUs	$1,190	$1,503	$3,024	$2,804
RSUs	991	991	2,660	3,035
Total	$2,181	$2,494	$5,684	$5,839

    The related tax benefit for the nine months ended September 30, 2021 and 2020, was $1.4 million and $1.5 million respectively. As of September 30, 2021, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $12.7 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

10.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the nine months ended September 30, 2021 and 2020, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

    On October 28, 2021, our board of directors declared a quarterly dividend of $0.12 per share on our common stock, as well as a supplemental dividend of $3.00 per share on our common stock, both payable on December 15, 2021, to stockholders of record on December 1, 2021. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Accumulated Other Comprehensive Loss
    The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
Beginning balance, net of taxes	$(1,085)	$(49,883)	$(1,078)	$(50,248)
Amortization of actuarial (gain) loss, before taxes (a)	(5)	202	(14)	605
Effect of settlements, before taxes (a)	—	—	—	86
Income taxes	2	(51)	4	(175)
Ending balance, net of taxes	$(1,088)	$(49,732)	$(1,088)	$(49,732)
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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.6 million and $2.8 million, respectively, during the three months ended September 30, 2021 and 2020, and $10.2 million and $9.5 million, respectively, during the nine months ended September 30, 2021 and 2020. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $22.3 million and $15.6 million, respectively, during the three months ended September 30, 2021 and 2020, and $63.3 million and $52.0 million, respectively, during the nine months ended September 30, 2021 and 2020. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.    Segment Information

    We operate our business using two reportable segments: Wood Products and BMD. Unallocated corporate costs are presented as reconciling items to arrive at operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(millions)
Wood Products (a)
LVL (b)	$(5.1)	$4.3	$4.6	$15.6
I-joists (b)	(9.3)	3.3	(1.4)	10.4
Other engineered wood products (b)	9.6	5.6	32.8	17.2
Plywood and veneer	119.2	105.1	443.2	234.2
Lumber	21.3	13.3	65.9	37.9
Byproducts	17.7	16.1	54.3	52.5
Other	4.9	3.9	15.8	12.9
	158.3	151.6	615.3	380.7

Building Materials Distribution
Commodity	770.9	718.9	2,985.3	1,649.1
General line	580.8	483.0	1,620.2	1,328.5
Engineered wood products	369.5	235.8	923.1	644.3
	1,721.1	1,437.7	5,528.6	3,621.9
	$1,879.5	$1,589.3	$6,143.9	$4,002.6
 ___________________________________
(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, retail lumberyards, and professional builders). For the nine months ended September 30, 2021 and 2020, approximately 78% and 80%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

    An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
Net sales by segment
Wood Products	$497,316	$363,674	$1,524,220	$965,240
Building Materials Distribution	1,721,244	1,437,683	5,528,765	3,621,940
Intersegment eliminations (a)	(339,109)	(212,044)	(909,057)	(584,573)
Total net sales	$1,879,451	$1,589,313	$6,143,928	$4,002,607

Segment operating income
Wood Products (b)	$122,056	$66,035	$432,869	$86,872
Building Materials Distribution	16,565	107,901	343,122	180,413
Total segment operating income	138,621	173,936	775,991	267,285
Unallocated corporate costs	(9,235)	(15,364)	(31,569)	(31,396)
Income from operations	$129,386	$158,572	$744,422	$235,889
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

(b)    Wood Products segment operating income for the nine months ended September 30, 2020, included $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 5, Curtailment of Manufacturing Facility.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2021, there have been no material changes to the above commitments disclosed in the 2020 Form 10-K.

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

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2021, there have been no material changes to the guarantees disclosed in the 2020 Form 10-K.

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

Background

    Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. Demand for the products we manufacture, as well as the products we purchase and distribute, is closely correlated with new residential construction in the United States (U.S.) To a lesser extent, demand for our products correlates with residential repair-and-remodeling activity and light commercial construction. For more information, see Note 12, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

    We recorded income from operations of $129.4 million during the three months ended September 30, 2021, compared with income from operations of $158.6 million during the three months ended September 30, 2020. In our Wood Products segment, income increased $56.0 million to $122.1 million for the three months ended September 30, 2021, from $66.0 million for the three months ended September 30, 2020, due primarily to higher EWP, plywood, and lumber sales prices, as well as higher EWP sales volumes, offset partially by higher wood fiber costs and lower margins on inventory purchased for resale through certain customer programs. In our BMD segment, income decreased $91.3 million to $16.6 million for the three months ended September 30, 2021, from $107.9 million for the three months ended September 30, 2020, driven primarily by a gross margin decrease of $100.5 million, resulting from a sharp decline in commodity prices during third quarter 2021. The negative impacts from commodity price declines were offset partially by higher sales volumes and gross margin percentages for EWP and general line products, as well as decreased selling and distribution expenses of $7.8 million. These changes are discussed further in "Our Operating Results" below.

    We ended third quarter 2021 with $786.9 million of cash and cash equivalents and $345.3 million of undrawn committed bank line availability, for total available liquidity of $1,132.2 million. We had $444.4 million of outstanding debt at September 30, 2021. We generated $381.5 million of cash during the nine months ended September 30, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the nine month comparative periods are discussed in "Liquidity and Capital Resources" below.

    After seeing fewer pandemic-related disruptions during second quarter 2021, we experienced short-term disruptions at many locations during the third quarter as COVID-19 variants spread throughout the United States. We continue to conduct business with certain modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments, including the impact of COVID-19 variants, and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders. Furthermore, we are monitoring the development of government mandates that companies ensure workers are vaccinated or tested regularly for COVID-19. While we educate our associates on the effectiveness of vaccines and strongly encourage vaccination for its long-term health benefits, the new regulation may have the near-term effect of increasing costs, straining company resources, interrupting operations, reducing employee morale, or increasing employee turnover, which could adversely affect our business, results of operations, or financial condition.

    Economic uncertainty due to the pandemic continues. However, low mortgage rates, continuation of work-from-home practices by many in the economy, and demographics in the U.S. have created a favorable demand environment for new residential construction, particularly single-family housing starts, which we expect to continue in 2021 and into next year. As of October 2021, the Blue Chip Economic Indicators consensus forecast for 2021 and 2022 single- and multi-family housing starts in the U.S. were 1.59 million and 1.57 million units, respectively, compared with actual housing starts of 1.38 million in 2020, as reported by the U.S. Census Bureau. In addition, the age of the U.S. housing stock and limited home inventory availability will continue to provide a favorable backdrop for repair-and-remodel spending. Although we believe that current U.S. demographics support a higher level of forecasted housing starts, and many national home builders are reporting strong near-term backlogs, labor shortages and supply induced constraints on residential construction activity may continue to extend build times and limit activity. In addition, the pace of residential construction and repair-and-remodeling activity may be affected by the economic impact of the cost of building materials and construction, housing affordability, mortgage interest rates, wage growth, prospective home buyers' access to financing, consumer confidence, as well as other factors.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Reflected in our operating results, lumber and panel pricing was very volatile during second and third quarters 2021, with rapidly rising prices in April and most of May followed by sharp price declines through the month of August before stabilizing in September. Future commodity product pricing and commodity input costs could be volatile in response to capacity restoration and industry operating rates, the impact of COVID-19 on residential construction, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

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

•the enactment of tax reform legislation;

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2020 Form 10-K.

Our Operating Results

    The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(millions)
Sales	$1,879.5	$1,589.3	$6,143.9	$4,002.6

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,594.4	1,261.7	4,909.4	3,302.9
Depreciation and amortization	20.3	20.0	60.3	75.3
Selling and distribution expenses	114.5	122.9	366.1	325.9
General and administrative expenses	21.0	26.1	64.3	60.9
Loss on curtailment of facility	—	—	—	1.7
Other (income) expense, net	(0.1)	0.1	(0.5)	0.1
	1,750.1	1,430.7	5,399.5	3,766.7

Income from operations	$129.4	$158.6	$744.4	$235.9

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	84.8%	79.4%	79.9%	82.5%
Depreciation and amortization	1.1	1.3	1.0	1.9
Selling and distribution expenses	6.1	7.7	6.0	8.1
General and administrative expenses	1.1	1.6	1.0	1.5
Loss on curtailment of facility	—	—	—	—
Other (income) expense, net	—	—	—	—
	93.1%	90.0%	87.9%	94.1%

Income from operations	6.9%	10.0%	12.1%	5.9%

Sales Volumes and Prices

    Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(thousands)
U.S. Housing Starts (a)
Single-family	294.4	281.3	859.0	713.1
Multi-family	125.9	106.2	354.7	302.4
	420.3	387.5	1,213.7	1,015.5

	(thousands)
Segment Sales
Wood Products	$497,316	$363,674	$1,524,220	$965,240
Building Materials Distribution	1,721,244	1,437,683	5,528,765	3,621,940
Intersegment eliminations	(339,109)	(212,044)	(909,057)	(584,573)
Total sales	$1,879,451	$1,589,313	$6,143,928	$4,002,607

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.6	13.7	13.1
I-joists (equivalent lineal feet)	76	63	224	172
Plywood (sq. ft.) (3/8" basis)	314	316	955	948

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$22.30	$18.14	$20.33	$18.33
I-joists (1,000 equivalent lineal feet)	1,575	1,237	1,421	1,257
Plywood (1,000 sq. ft.) (3/8" basis)	561	428	672	328

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	44.8%	50.0%	54.0%	45.5%
General line	33.7%	33.6%	29.3%	36.7%
Engineered wood	21.5%	16.4%	16.7%	17.8%

Gross margin percentage (b)	7.9%	16.4%	13.1%	14.4%
_______________________________________

(a)    Actual U.S. housing starts data reported by the U.S. Census Bureau.

(b)    We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our BMD segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

    For the three months ended September 30, 2021, total sales increased $290.1 million, or 18%, to $1,879.5 million from $1,589.3 million during the three months ended September 30, 2020. For the nine months ended September 30, 2021, total sales increased by $2,141.3 million, or 53%, to $6,143.9 million from $4,002.6 million for the same period in the prior year. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2021, U.S. housing starts increased 8%, with single-family starts up 5% from the same period in 2020. On a year-to-date basis through September 2021, total and single-family housing starts both increased 20% compared with the same period in 2020. Average composite panel prices for the three months ended September 30, 2021 were 29% higher than in the same period in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three months ended September 30, 2021 were 34% lower than in the same period in the prior year, as reflected by Random Lengths composite lumber pricing. For the nine months ended September 30, 2021, average composite panel and average composite lumber prices were 130% and 76% higher, respectively, compared with the same period in the prior year.

    Wood Products.  Sales, including sales to our BMD segment, increased $133.6 million, or 37%, to $497.3 million for the three months ended September 30, 2021, from $363.7 million for the three months ended September 30, 2020. The increase in sales was driven by higher plywood prices of 31%, resulting in increased sales of $41.6 million. Higher sales prices for I-joists and LVL of 27% and 23%, respectively, resulted in increased sales of $25.8 million and $19.4 million, respectively. In addition, sales volumes for I-joists and LVL increased 21% and 2%, respectively, resulting in increased sales of $16.4 million and $1.6 million, respectively. Improved lumber sales prices of 99% contributed $10.4 million to the increase in sales. Plywood volumes were flat compared with the same period in the prior year.

    For the nine months ended September 30, 2021, sales, including sales to our BMD segment, increased $559.0 million, or 58%, to $1,524.2 million from $965.2 million for the same period in the prior year. The increase in sales was driven primarily by higher plywood prices of 105%, resulting in increased sales of $328.4 million. Higher sales volumes for I-joists and LVL of 30% and 5%, respectively, resulted in increased sales of $64.7 million and $11.6 million, respectively. In addition, sales prices for I-joists and LVL increased 13% and 11%, respectively, resulting in increased sales of $36.8 million and $27.4 million, respectively. Improved lumber sales prices and plywood sales volumes of 104% and 1%, respectively, contributed $33.1 million and $2.2 million, respectively, to the increase in sales.

    Building Materials Distribution.  Sales increased $283.6 million, or 20%, to $1,721.2 million for the three months ended September 30, 2021, from $1,437.7 million for the three months ended September 30, 2020. Compared with the same quarter in the prior year, the overall increase in sales was driven by a sales price increase of 23%, offset partially by a sales volume decrease of 3%. By product line, commodity sales increased 7%, or $52.0 million; general line product sales increased 20%, or $97.9 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 57%, or $133.7 million.

    During the nine months ended September 30, 2021, sales increased $1,906.8 million, or 53%, to $5,528.8 million from $3,621.9 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by sales price and volume increases of 50% and 3%, respectively. By product line, commodity sales increased 81%, or $1,336.2 million; general line product sales increased 22%, or $291.8 million; and sales of EWP increased 43%, or $278.8 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) increased $332.7 million, or 26%, to $1,594.4 million for the three months ended September 30, 2021, compared with $1,261.7 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased, due to higher EWP sales volumes, as well as higher per-unit costs of logs and OSB (used in the manufacture of I-joists) of approximately 19% and 13%, compared with third quarter 2020. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 390 basis points, which was primarily due to higher plywood, EWP, and lumber sales prices, resulting in improved leveraging of labor and wood fiber costs. In BMD, materials, labor, and other operating expenses increased, driven by higher purchased materials costs across all product lines. In addition, BMD's MLO rate increased by 850 basis points compared with third quarter 2020. This increase in MLO rate was driven primarily by a sharp decline in commodity prices during the third quarter 2021, offset partially by improved gross margins on our EWP and general line sales. In our BMD Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments generally result in declines in sales and profitability, as we experienced in commodity products during third quarter 2021.

    For the nine months ended September 30, 2021, materials, labor, and other operating expenses (excluding depreciation), increased $1,606.5 million or 49%, to $4,909.4 million, compared with $3,302.9 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased, due to higher sales volumes, as well as higher per-unit costs of OSB and logs of approximately 27% and 16%, compared with the first nine months of 2020. However, the MLO rate in our Wood Products segment decreased by 1,480 basis points, which was primarily due to higher plywood, EWP, and lumber sales prices, resulting in improved leveraging of labor costs, wood fiber costs, and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher prices and higher sales volumes across all product lines. In addition, BMD's MLO rate increased by 130 basis points compared with the first nine months of 2020. Our MLO rate for the nine months ended September 30, 2021, was negatively impacted by the sharp decline in commodity prices during the third quarter 2021, offset partially by improved gross margin percentages on our EWP and general line sales.

    Depreciation and amortization expenses increased $0.3 million, or 1%, to $20.3 million for the three months ended September 30, 2021, compared with $20.0 million during the same period in the prior year. For the nine months ended September 30, 2021, these expenses decreased $15.0 million, or 20%, to $60.3 million, compared with $75.3 million in the same period in the prior year, due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility. For additional information, see Note 5, Curtailment of Manufacturing Facility, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

    Selling and distribution expenses decreased $8.4 million, or 7%, to $114.5 million for the three months ended September 30, 2021, compared with $122.9 million during the same period in the prior year, due primarily to lower employee-related expenses of $13.0 million, most of which relates to incentive compensation. The decrease in selling and distribution expenses was offset partially by an increase in occupancy expenses, as well increased discretionary expenses, including travel and entertainment and professional fees. For the nine months ended September 30, 2021, selling and distribution expenses increased $40.2 million, or 12%, to $366.1 million, compared with $325.9 million during the same period in 2020, due primarily to higher employee-related expenses, including incentive compensation, of $28.3 million, as well as higher shipping and handling costs and occupancy expenses of $5.3 million and $3.4 million, respectively.

    General and administrative expenses decreased $5.1 million, or 19%, to $21.0 million for the three months ended September 30, 2021, compared with $26.1 million for the same period in the prior year, due primarily to lower employee-related expenses of $5.9 million, most of which relates to incentive compensation. The decreases were offset partially by increased discretionary expenses, including travel and entertainment expenses and professional fees. For the nine months ended September 30, 2021, general and administrative expenses increased $3.4 million, or 6%, to $64.3 million, compared with $60.9 million during the same period in 2020. The increase was primarily a result of higher employee-related expenses of $3.0 million.

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

Income From Operations

    Income from operations decreased $29.2 million to $129.4 million for the three months ended September 30, 2021, compared with $158.6 million for the three months ended September 30, 2020. Income from operations increased $508.5 million to $744.4 million for the nine months ended September 30, 2021, compared with $235.9 million for the nine months ended September 30, 2020.

    Wood Products.  Segment income increased $56.0 million to $122.1 million for the three months ended September 30, 2021, compared with $66.0 million for the three months ended September 30, 2020. The increase in segment income was due primarily to higher EWP, plywood, and lumber sales prices, as well as higher EWP sales volumes. These increases in segment income were offset partially by higher wood fiber costs and lower margins on inventory purchased for resale through certain customer programs.

    For the nine months ended September 30, 2021, segment income increased $346.0 million to $432.9 million from $86.9 million for the nine months ended September 30, 2020. The increase in segment income was due primarily to higher plywood, EWP, and lumber sales prices, as well as higher EWP sales volumes. In addition, first quarter 2020 results included accelerated depreciation and amortization expense and loss on curtailment of facility of $15.0 million and $1.7 million, respectively, related to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. These increases were offset partially by higher wood fiber costs and other manufacturing costs. In addition, selling and distribution expenses and general and administrative expenses increased $1.7 million and $0.7 million, respectively.

    Building Materials Distribution.  Segment income decreased $91.3 million to $16.6 million for the three months ended September 30, 2021, from $107.9 million for the three months ended September 30, 2020. The decline in segment income was driven primarily by a gross margin decrease of $100.5 million, or a decline in gross margin percentage of 850 basis points, resulting from a sharp decline in commodity prices during third quarter 2021. The negative impacts from commodity price declines were offset partially by higher sales volumes and gross margin percentages for EWP and general line products, as well as decreased selling and distribution expenses of $7.8 million.

    For the nine months ended September 30, 2021, segment income increased $162.7 million to $343.1 million from $180.4 million for the nine months ended September 30, 2020. The increase in segment income was driven by a gross margin increase of $202.7 million, resulting from improved gross margins on EWP, general line, and commodity products compared with the first nine months of 2020. This improvement was offset partially by increased selling and distribution expenses of $38.6 million.

    Corporate.  Unallocated corporate expenses decreased $6.1 million to $9.2 million for the three months ended September 30, 2021, from $15.4 million for the same period in the prior year. The decrease was due primarily to lower employee-related expenses of $3.0 million, most of which relates to incentive compensation. In addition, as part of our self-insured risk retention program, corporate absorbed approximately $3.2 million of estimated business interruption losses at Wood Products facilities in third quarter 2020.

    For the nine months ended September 30, 2021, unallocated corporate expenses increased $0.2 million to $31.6 million from $31.4 million for the nine months ended September 30, 2020. The increase was due primarily to higher employee-related expenses, offset partially by lower self-insurance losses during the first nine months of 2021.

Other

    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

    Loss on extinguishment of debt. In connection with the issuance of the $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes), we commenced a tender offer to purchase any and all of our $350 million aggregate principal amount of 5.625% senior notes due September 1, 2024 (2024 Notes) then outstanding. On July 27, 2020, we accepted for purchase an aggregate principal amount of $212.5 million of the 2024 Notes that were tendered. On September 1, 2020, we redeemed the remaining $137.5 million in aggregate principal amount of the 2024 Notes outstanding. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.0 million during third quarter 2020. The loss includes $10.8 million in debt extinguishment premium payments and $3.2 million for the write-off of unamortized deferred financing costs. For more information related to our indebtedness, see Note 6, Debt of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three and nine months ended September 30, 2021, we recorded $31.2 million and $183.6 million, respectively, of income tax expense and had an effective rate of 25.4% and 25.3%, respectively. For the three and nine months ended September 30, 2020, we recorded $34.6 million and $50.0 million, respectively, of income tax expense and had an effective rate of 25.1% in both periods. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

    On August 27, 2020, Builders FirstSource, Inc. (BFS) and BMC Stock Holdings (BMC) announced a definitive merger agreement. The merger closed in early January 2021. Prior to the merger, BFS and BMC were both customers of ours. We believe we have a good relationship with the combined company and the transaction has not, and we do not expect it to have, a material impact on our future results of operations. The merger resulted in the combined company accounting for 19% of total receivables as of September 30, 2021.

Liquidity and Capital Resources

    We ended third quarter 2021 with $786.9 million of cash and cash equivalents and $444.4 million of debt. At September 30, 2021, we had $1,132.2 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $381.5 million of cash during the nine months ended September 30, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the nine month comparative periods are noted below.

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

	Nine Months Ended September 30
	2021	2020
	(thousands)
Net cash provided by operations	$527,091	$293,771
Net cash used for investment	(50,824)	(46,431)
Net cash used for financing	(94,763)	(28,642)

Operating Activities

    For the nine months ended September 30, 2021, our operating activities generated $527.1 million of cash, compared with $293.8 million of cash generated in the same period in 2020. The $233.3 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. In addition, pension contributions decreased $12.4 million compared to the prior year. These increases in cash were offset partially by an increase in working capital of $63.0 million during the nine months ended September 30, 2021, compared with a $41.2 million decrease for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, increased $168.2 million, compared to the prior year, resulting from the significant improvement in income from operations during the first nine months of 2021.

    The increase in working capital during the nine months ended September 30, 2021 was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The changes in working capital during the nine months ended September 30, 2020 included an increase in receivables, which was more than offset by an increase in accounts payable and accrued liabilities and lower inventories. The increases in receivables in both periods primarily reflect increased sales of approximately 17% and 70%, comparing sales for the months of September 2021 and 2020 with sales for the months of December 2020 and 2019, respectively. Inventories increased during the nine months ended September 30, 2021 primarily due to increased cost of inventory purchased for resale. During the nine months ended September 30, 2020, distribution inventories decreased due to stronger than expected demand and higher inventory turns, while manufacturing inventories decreased due to strong-end product demand, lower log inventory, and reduced production levels in response to periodic short-term disruptions at many locations due to COVID-19 and hurricanes in the Southeastern U.S. The increase in accounts payable and accrued liabilities provided $186.1 million of cash during the nine months ended September 30, 2021, compared with $213.9 million in the same period a year ago. During both periods, seasonally higher purchasing activity and extended terms offered by major vendors to our BMD segment led to the increase in accounts payable. During the nine months ended September 30, 2021, an increase in accrued rebates contributed to the increase in accrued liabilities. During the nine months ended September 30, 2020, accrued liabilities also increased due to higher incentive compensation accruals for 2020.

Investment Activities

    During the nine months ended September 30, 2021 and 2020, we used $51.5 million and $47.0 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance.

    We expect capital expenditures in 2021 to total approximately $90 million to $100 million. We expect our capital spending in 2021 will be for business improvement and quality/efficiency projects, replacement projects, and ongoing environmental compliance. Included in our capital spending range is the completion of a log utilization center project at our Florien plywood and veneer plant, a new door assembly operation in Houston, and expansion of our distribution capabilities in the Nashville market. We expect our capital spending, excluding acquisitions, to be approximately $100-to-$130 million in 2022. These levels of capital expenditures could increase or decrease as a result of a number of factors, including acquisitions, efforts to accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

    During the nine months ended September 30, 2021, our financing activities used $94.8 million of cash, including $91.0 million for common stock dividend payments and $2.7 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2021, we also borrowed $28.0 million under our revolving credit facility, which were subsequently repaid during the same period with cash on hand.

    During the nine months ended September 30, 2020, our financing activities used $28.6 million of cash. On July 27, 2020, we issued $400 million of 2030 Notes. With proceeds from the 2030 Notes issuance, we retired our $350 million of 2024 Notes and paid-off our American AgCredit term loan of $45.0 million. In connection with the retirement of the 2024 Notes, we made debt extinguishment premium payments of $10.8 million.

    During the nine months ended September 30, 2020, our financing activities also used $12.6 million for common stock dividend payments, $6.2 million for financing costs related to the 2030 Notes, and $3.3 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2020, we did not borrow under our revolving credit facility.

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

Contractual Obligations

    For information about contractual obligations, see Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. As of September 30, 2021, there have been no material changes in contractual obligations outside the ordinary course of business since December 31, 2020.

Off-Balance-Sheet Activities

    At September 30, 2021, and December 31, 2020, we had no material off-balance-sheet arrangements with unconsolidated entities.

Guarantees

    Note 10, Debt, and Note 18, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2020 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2021, there have been no material changes to the guarantees disclosed in our 2020 Form 10-K.

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

Employees

    As of October 17, 2021, we had approximately 6,020 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of October 17, 2021, we had ten collective bargaining agreements. Two agreements covering approximately 750 employees at our Oakdale and Florien plywood plants expired on July 15, 2021, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2021, there have been no material changes to financial market risks disclosed in our 2020 Form 10-K.

Environmental

    As of September 30, 2021, there have been no material changes to environmental issues disclosed in our 2020 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.

Critical Accounting Estimates

    Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. At September 30, 2021, there have been no material changes to our critical accounting estimates from those disclosed in our 2020 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. As of September 30, 2021, there have been no material changes in our exposure to market risk from those disclosed in our 2020 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

    On September 9, 2021, new regulation was proposed requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor's Occupational Safety and Health Administration is drafting an emergency regulation to carry out this mandate, which is expected to be released in the coming weeks. Uncertainty remains regarding, among other things, whether the vaccine mandate will apply to all employees or only to employees who work at on-site locations, and how compliance will be monitored.

    We are unable to predict the impact the new regulation would have on us. While we educate our associates on the effectiveness of vaccines and strongly encourage vaccination for its long-term health benefits, the new regulation may have the near-term effect of increasing costs, straining company resources, interrupting operations, reducing employee morale, or increasing employee turnover, which could adversely affect our business, results of operations, or financial condition.

The enactment of tax reform legislation could adversely impact our financial position and results of operations.

    Various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. For example, the current administration has proposed to increase the U.S. corporate income tax rate from 21%. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expenses, and net deferred tax attributes in future periods.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.          OTHER INFORMATION

    None.

ITEM 6.          EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021

Number	Description

10.1*	Pension Plan Group Annuity Contract, effective August 6, 2020

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Portions of this exhibit marked by brackets have been omitted.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  November 1, 2021