Form 10-K
period 2021-12-31
BOISE CASCADE Co
filed 2022-02-22
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $2.3 billion.

There were 39,330,807 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

    The following factors, among others, could cause our actual results, performance, or achievements to differ from those set forth in the forward-looking statements:

•The commodity nature of a portion of our products and their price movements, which are driven largely by industry capacity and operating rates, industry cycles that affect supply and demand, and net import and export activity;

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

•The duration and magnitude of impacts of the ongoing COVID-19 pandemic and related variants, including the impact of any government mandates relating to vaccines and testing;

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

•Our ability to successfully and efficiently complete and integrate acquisitions;

•Concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•Impairment of our long-lived assets, goodwill, and/or intangible assets;

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

•Compliance with data privacy and security laws and regulations;

•The impacts of climate change, and related legislative and regulatory responses intended to reduce climate change;

•Cost of compliance with government regulations, in particular environmental regulations;

•The enactment of tax reform legislation;

•Exposure to product liability, product warranty, casualty, construction defect, and other claims; and

•Fluctuations in the market for our equity.

    Certain of these and other factors are discussed in more detail in "Item 1A. Risk Factors" of this Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made, and we disclaim any obligation to update any forward-looking statements, except as required by law.

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
    Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of national and local customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Drivers of new residential construction, residential repair-and-remodeling activity, and light commercial construction include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth and migration, interest rates, employment, and consumer sentiment.

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
BMD Facilities (38)
Component Manufacturing Plant (1)

Our Business Strategies

Increase Both Our Earnings and Earnings Stability

    We intend to increase both our earnings and earnings stability by growing our EWP sales and expanding our distribution capabilities. In Wood Products, we are principally focused on the production of veneer-based products. We have grown our EWP sales and thereby diverted more of our internally produced veneer away from plywood, which is a product line exposed to oriented strand board substitution and significant price volatility. In addition, we have divested of assets that we considered to be non-strategic or where we believed we were unlikely to generate a sufficient return on invested capital in the future. In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or the opening or expansion of locations in under-served markets, and identifying and executing upon adjacent distribution platforms that can be scaled. Doors provides a recent example of product line expansion in BMD. In 2020 and 2021, we expanded our door shop assembly operations with the addition of assembly equipment in Dallas, Texas, and Houston, Texas. Also in 2021, we completed or announced capacity expansion projects in Nashville, Tennessee; Marion, Ohio; Cincinnati, Ohio; and Minneapolis, Minnesota. These organic growth projects allow us to further expand our product and service offerings in those markets.

    The change in our sales mix by segment over time from reducing our product mix in Wood Products and expanding our BMD distribution capabilities is illustrated below.

    Wood Products' change in sales mix by product line over time is illustrated below.

    The charts below illustrate our growth in EWP and how we have transitioned more of our veneer usage to support our EWP growth.

EWP Growth
Indexed to 100
140
130
120
110
100
90
2017
2018
2019
2020
2021
LVL Price
LVL Volume
I-joist Price
I-joist Volume

Veneer Usage and End Product Use
2,500
2,000
1,500
1,000
Veneer Usage (MMSF - 3/8")
100
75
50
25
End Product Usage %
2,367
2,236
60%
55%
45%
40%
2017
2021
Veneer Usage
EWP %
Plywood %

    In BMD, we have grown by adding products and services, capturing additional market share in many of our existing markets, expanding our market presence via acquisition or start-up or expansion of locations, and by identifying and executing upon adjacent distribution platforms. BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. The chart below reflects BMD's sales mix by product for the year ended December 31, 2021.

    BMD's growth in sales dollars and sales per U.S. housing start are reflected in the chart below.

BMD Sales and Sales per U.S. Housing Start
8,000
7,500
7,000
6,500
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Sales ($ millions)
5,000
4,500
4,000
3,500
3,000
2,500
Sales per U.S. Housing Start ($)
$3,774
$4,288
$4,138
$4,952
$7,174
2017
2018
2019
2020
2021
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
SPOKANE
YAKIMA
VANCOUVER
BILLINGS
PORTSMOUTH
WESTFIELD
MEDFORD
BOISE
MINNEAPOLIS
IDAHO FALLS
DETROIT
PITTSBURGH
DELANCO
CHICAGO
SALT LAKE CITY
MARION
BALTIMORE
CINCINNATI
LATHROP
GRAND JUNCTION
DENVER
KANSAS CITY
SAINT LOUIS
GREENSBORO
NASHVILLE
TULSA
MEMPHIS
RIVERSIDE
ALBUQUERQUE
ATLANTA
PHOENIX
BIRMINGHAM
DALLAS
MILTON
ORLANDO
HOUSTON
POMPANO
Boise Cascade BMD: Housing Starts by CBSA
CBSAs presented comprise 80% of total starts.
2022 Total Forecasted Housing Starts
> 4.5K to <= 10K
<= 20K
<= 30K
<= 50K
> 50K
Distance from Branch
<=100 Miles
>100 Miles
Housing starts forecast from Dodge.

Leverage our Integrated Model

    We believe our vertically-integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. Wood Products enjoys superior access to the market through a committed distributor, BMD benefits from a committed manufacturing partnership, and we capture margin at both levels of the supply chain. From 2017 to 2021, Wood Products sales volumes of EWP to BMD grew from 71% to 78%, and plywood sales volumes to BMD declined slightly from 31% to 28%. The chart below reflects the progress we have made in distributing internally produced products through our distribution network.

Wood Products Intersegment Sales to BMD
$ (Millions)
1,300
1,200
1,100
1,000
900
800
700
600
500
400
300
200
100
0
$716
$1,219
2017
2021
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

Segment Detail

Wood Products

Products

     LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber joists. Plywood is used in a wide range of structural, interior, and exterior applications within the residential, industrial, and repair and remodel sectors. We also produce ponderosa pine shop lumber which is sold primarily to industrial converters, and ponderosa pine appearance grade boards that are sold to home centers and dealers.
    The following table sets forth the annual capacity, production volumes, and sales volumes of our principal products for the periods indicated:

	Year Ended December 31
	2021	2020	2019	2018	2017
	(millions)
Capacity (a)
LVL (cubic feet) (b)(c)	34.0	34.0	34.0	33.5	35.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (d)(e)	2,230	2,230	2,230	2,440	2,440

Production Volumes
LVL (cubic feet) (b)	29.3	26.0	25.6	27.6	26.2
I‑joists (equivalent lineal feet) (b)	295	237	215	253	228
Plywood and PLV (sq. ft.) (3/8" basis) (d)	1,727	1,637	1,668	1,822	1,828

Sales Volumes
LVL (cubic feet) (f)	18.2	17.3	17.9	17.7	17.3
I-joists (equivalent lineal feet)	290	241	227	237	235
Plywood (sq. ft.) (3/8" basis) (g)	1,259	1,253	1,337	1,423	1,458
_______________________________________

(a)Estimated annual capacity at the end of each year based on machinery capabilities.

(b)    During the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)    In November 2018, we ceased LVL production at our Roxboro, North Carolina facility, prior to which its estimated annual capacity was 2.0 million cubic feet. I-joist production at Roxboro was ceased in March 2020. For additional information regarding the Roxboro I-joist production curtailment, see Note 6, Curtailment of Manufacturing Facility, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)    Approximately 29%, 27%, 23%, 24%, and 22%, respectively, of production in 2021, 2020, 2019, 2018, and 2017 was for PLV panels that are utilized internally to produce LVL.

(e)    The years 2017-2018 include 135 million square feet of plywood capacity related to the Moncure, North Carolina facility that was sold in March 2019.

(f)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(g)    Excludes PLV produced and used in the manufacture of LVL.
    The following table sets forth segment sales, segment income (loss), depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2021	2020	2019	2018	2017
	(millions)
Segment sales (a)	$1,970.8	$1,323.9	$1,275.2	$1,533.3	$1,373.8

Segment income (loss) (b) (c)	$531.2	$127.7	$54.2	$(10.0)	$53.6
Segment depreciation and amortization (c)	55.2	71.1	57.7	127.0	63.1
Segment EBITDA (b) (d)	$586.5	$198.9	$111.9	$117.0	$116.7
_______________________________________

(a)    Segment sales are calculated before elimination of sales to our BMD segment.

(b)    During the year ended December 31, 2018, we recorded a pre-tax loss of $11.5 million related to the sale of two lumber mills and a particleboard plant in Northeast Oregon, as well as a pre-tax impairment loss of $24.0 million on the Moncure plywood facility upon being classified as held for sale.

(c)    The year ended December 31, 2018 includes $55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the Roxboro LVL curtailment in November 2018. The year ended December 31, 2020 includes $15.0 million of accelerated depreciation and $1.7 million of other closure costs related to the Roxboro I-joist curtailment in March 2020. For additional information regarding the Roxboro I-joist production curtailment, see Note 6, Curtailment of Manufacturing Facility, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)    Segment EBITDA is calculated as segment income before depreciation and amortization. We define EBITDA as income before interest (interest expense and interest income), income taxes, and depreciation and amortization. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. We also believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our Company on an ongoing basis using criteria that is used by our management and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. EBITDA, however, is not a measure of our liquidity or financial performance under generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income or segment income (loss) has limitations as analytical tools, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

Facilities

    Our Wood Products segment operates five EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate eight plywood and veneer plants, as well as two sawmills.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2021, wood fiber accounted for approximately 45% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 66% of our wood fiber costs during 2021, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.
Approximately 84% of our log supply in 2021 was supplied through purchases from private landowners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the availability of logs in each of our operating areas, our operating schedules, competition from other manufacturers, the effect of governmental laws and regulations, impacts of weather or fire on log availability, and the status of environmental appeals. Per-unit log costs in the western U.S. are higher than per-unit log costs in the southern U.S. due to higher harvest and delivery costs, as well as various supply-side constraints, including seasonal weather-related restrictions, slower growth cycles, and a higher proportion of federal and state timberland ownership. Our aggregate cost of obtaining logs is also affected by fuel costs and the distance of the log source from our facilities, as we are often required to arrange for harvesting and delivery of the logs we purchase from the source to our facilities. For a discussion of contractual commitments relating to log supply agreements, see "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
           We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 9% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2021. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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
    In 2021, EWP and plywood accounted for 51% and 40%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters in North America. Our BMD segment is our Wood Products segment's largest customer, representing approximately 62% of our Wood Products segment's overall sales in 2021. In 2021, 78% and 28% of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Building Materials Distribution

Products

    We sell a broad line of building materials; including OSB, plywood, and lumber (collectively commodities), general line items such as siding, composite decking, doors, metal products, insulation, and roofing, and EWP. Except for EWP, we purchase most of these building materials from a broad base of third-party suppliers ranging from large manufacturers, such as Huber Engineered Woods, James Hardie Building Products, Louisiana-Pacific Corporation, Trex Company, and Therma-Tru Corporation, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

    The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2021	2020	2019	2018	2017
	(percentage of Building Materials Distribution sales)
Commodity	51.6%	46.6%	41.7%	48.3%	47.9%
General line	30.2%	35.6%	38.2%	33.1%	33.6%
Engineered wood products	18.2%	17.8%	20.1%	18.6%	18.5%

    The following table sets forth segment sales, income, depreciation and amortization, and EBITDA for the periods indicated:

	Year Ended December 31
	2021	2020	2019	2018	2017
	(millions)
Segment sales	$7,174.3	$4,952.0	$4,137.7	$4,287.7	$3,773.8

Segment income	$481.1	$247.5	$116.2	$112.5	$116.8
Segment depreciation and amortization	24.0	22.5	20.8	18.3	15.5
Segment EBITDA (a)	$505.1	$270.0	$137.0	$130.8	$132.3
_______________________________________

(a)    Segment EBITDA is calculated as segment income before depreciation and amortization. We define EBITDA as income before interest (interest expense and interest income), income taxes, and depreciation and amortization. We believe EBITDA is a meaningful measure because it presents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. We also believe EBITDA is useful to investors because it provides a means to evaluate the operating performance of our segments and our Company on an ongoing basis using criteria that is used by our management and because it is frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. EBITDA, however, is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of EBITDA instead of net income or segment income (loss) has limitations as analytical tools, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measure of EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

Facilities

Our BMD segment operates a nationwide network of 38 building materials distribution facilities throughout the U.S. and also operates a single component manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. During 2018 and 2019, we acquired wholesale building material distribution locations in Nashville, Tennessee; Medford, Oregon; Cincinnati, Ohio; and Birmingham, Alabama. These locations complemented our existing distribution business and strengthened our nationwide presence, and we have been able to broaden our product and service offerings within each of these markets. For further discussion on acquisitions, see Note 7, Acquisitions, of the Notes to

Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10‑K.
Sales, Marketing, and Distribution

We market our building materials primarily to dealers, home improvement centers, and specialty distributors that then sell the products to end customers, who are typically homebuilders, independent contractors, and homeowners engaged in residential construction and repair-and-remodeling projects. We also market our products to a wide variety of industrial accounts, which use our products to assemble cabinets, doors, agricultural bins, crating, and other products used in industrial and construction applications.
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
Customers
Our customer relationships range from locally owned single-location facilities to the largest national home improvement center and dealers across the U.S., with Builders FirstSource and Home Depot being our largest customers. Substantially all sales to Builders FirstSource were recorded in our BMD segment, and sales to Home Depot were recorded in our BMD and Wood Products segments. For additional information related to customers of our Wood Products and BMD segments, see the "Sales, Marketing, and Distribution" sections above.
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

Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Specialty Building Products Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, OrePac, U.S. Lumber Group, Huttig Building Products, and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. Proximity to customers is also an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain products from our suppliers and sell to our customers.
    We also present information pertaining to our segments, including product sales and customer concentration, in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Human Capital Management

Human capital management and our ability to attract, develop and retain talent that embraces our shared values of integrity, safety, respect, and pursuit of excellence have been and will continue to be critical to executing our previously described strategic objectives.

At Boise Cascade, the health and safety of our 6,110 associates is core to how we do business. We collect and report common lagging indicators of safety performance, and our safety programs include tools, training, and resources that allow us to collect, analyze, and share leading indicators of safety-related hazards broadly across our organization. We believe that our focus on leading indicators helps to prevent future incidents and injuries. Living our values means driving the expectation that each of our associates has ownership in safety and the authority to stop work if there is a safety concern. Our safety commitment extends to minimizing the spread and reducing the severity of COVID-19, including educating our associates on the effectiveness of vaccines and strongly encouraging vaccination for its long-term health benefits. Our cross-functional crisis team continues to monitor and adjust our protocols as infection rates fluctuate and state/local regulations change across the country. We continue to follow the Centers for Disease Control’s guidance and communicate regularly to our associates.

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

Environmental

    A discussion of general and industry-specific environmental laws and regulations, climate change, and energy uses are presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings" of this Form 10-K.

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

Executive Officers and Key Management

    Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 18, 2022.

Name	Age	Position
Executive Officers:
Nate Jorgensen	57	Chief Executive Officer
Kelly Hibbs	55	Senior Vice President, Chief Financial Officer, and Treasurer
Mike Brown	60	Executive Vice President, Wood Products
Jeff Strom	54	Executive Vice President, Building Materials Distribution
Jill Twedt	42	Senior Vice President, General Counsel and Secretary
Key Management:
Tom Hoffmann	63	Senior Vice President of Purchasing, Building Materials Distribution
Robert Johnson	57	Senior Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Erin Nuxoll	62	Senior Vice President, Human Resources
Chris Seymour	50	Senior Vice President, Manufacturing Operations, Wood Products
Rich Viola	64	Senior Vice President of Sales and Marketing, Building Materials Distribution
Jim Wickham	56	Vice President, Eastern Operations, Building Materials Distribution

Nate Jorgensen, Chief Executive Officer
Mr. Jorgensen was elected the company's chief executive officer in March 2020. His previous positions include:

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

Kelly Hibbs, Senior Vice President, Chief Financial Officer, and Treasurer

Mr. Hibbs was elected the company's senior vice president, chief financial officer, and treasurer in May 2021. His previous positions with the company include:

•Vice President and Controller, February 2011 - May 2021
•Director of Strategic Planning and Internal Audit, February 2008 - February 2011

Mr. Hibbs received a bachelor's degree in Accounting from Boise State University, Boise, ID. He is a certified public accountant.

Mike Brown, Executive Vice President, Wood Products

Mr. Brown was elected the company's executive vice president, Wood Products, in January 2019. His previous positions with the company include:

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

Jeff Strom, Executive Vice President, Building Materials Distribution

Mr. Strom was elected the company's executive vice president, Building Materials Distribution, in March 2021. His previous positions with the company include:

•Vice President, General Manager Eastern Operations, Building Materials Distribution, January 2020 - March 2021
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

Jill Twedt, Senior Vice President, General Counsel and Secretary
Ms. Twedt was elected the company's senior vice president, general counsel, and secretary in October 2020. Her previous positions include:

•Vice President, General Counsel, and Secretary, January 2019 - October 2020
•Vice President, Legal and Secretary, August 2017 - January 2019
•Associate General Counsel, July 2007 - August 2017

Ms. Twedt received a bachelor's degree in Political Science from the College of Idaho, Caldwell, ID and a law degree from the University of Idaho, Moscow, ID.

Tom Hoffmann, Senior Vice President of Purchasing, Buildings Materials Distribution

Mr. Hoffmann was elected the company's senior vice president of purchasing, Building Materials Distribution, in July 2021. His previous positions with the company include:

•Vice President of Purchasing, Building Materials Distribution, May 2019 - July 2021
•Vice President of Operations, Building Materials Distribution, October 2016 - May 2019
•Division Operations Manager, Building Materials Distribution, September 2015 - October 2016
•Pacific Region Manager, Building Materials Distribution, November 2006 - September 2015

Mr. Hoffmann received a bachelor's degree in Business from the University of Idaho, Moscow, ID, with a dual major in management and marketing.

Robert Johnson, Senior Vice President, Engineered Wood Products Sales & Marketing, Wood Products

Mr. Johnson was elected the company's senior vice president of engineered wood products sales and marketing, Wood Products, in February 2022. His previous positions with the company include:

•Vice President of Engineered Wood Products Sales and Marketing, Wood Products, January 2020 - February 2022
•Director of Engineered Wood Products, March 2019 - January 2020
•Region Manager, Wood Products, February 2016 - March 2019
•Business Optimization Manager, Wood Products, March 2015 - February 2016
•Business Optimization Engineer, Wood Products, October 2014 - March 2015

Mr. Johnson received a bachelor’s degree in Finance from the University of Oregon, Eugene, OR.

Erin Nuxoll, Senior Vice President, Human Resources

Ms. Nuxoll was elected the company's senior vice president, human resources in January 2019. Her previous positions include:

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

Chris Seymour, Senior Vice President, Manufacturing Operations, Wood Products

Mr. Seymour was elected the company's senior vice president of manufacturing operations, Wood Products, in February 2022. His previous positions with the company include:

•Vice President of Manufacturing Operations, Wood Products, January 2020 - February 2022
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

Rich Viola, Senior Vice President of Sales and Marketing, Building Materials Distribution

Mr. Viola was elected the company's senior vice president of sales and marketing, Building Materials Distribution, in February 2016. His previous positions with the company include:
•Vice President, Sales and Marketing, Building Materials Distribution, October 2013 - February 2016

Mr. Viola received a bachelor's degree in Marketing from Northeastern University, Boston, MA.

Jim Wickham, Vice President, Eastern Operations, Building Materials Distribution

Mr. Wickham was elected the company's vice president of eastern operations, Building Materials Distribution, in February 2022. His previous positions with the company include:

•General Manager, Eastern Operations, Building Materials Distribution, February 2021 - February 2022
•Region Manager, Building Materials Distribution, May 2016 - February 2021
•Branch Manager, Building Materials Distribution, March 2008 - May 2016

Mr. Wickham received a bachelor’s degree in Business from Missouri State University, Springfield, MO.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, before making an investment decision. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected.

Risks Relating to Our Business

Competitive Risks

A portion of the products we manufacture or purchase and resell are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive.

    A portion of the building products we produce or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices have historically been volatile in response to industry operating rates, the impact of COVID-19 on residential construction, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

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
Our Wood Products segment provides financial incentives, including temporary price protection, to various parties along the supply chain (including wholesale distributors, dealers, and homebuilders) to increase sales of and loyalty to our EWP products. As a result of these commercial arrangements, the full effects of announced price increases may be delayed or reduced, impacting our financial results.
The building products distribution industry that our BMD segment competes in is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which to obtain products from suppliers and sell products to customers. If our financial condition deteriorates in the future, our relationships with suppliers and customers may be negatively affected.
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
Operational Risks
The ongoing COVID-19 pandemic, restrictions intended to prevent its spread, resulting economic conditions, and potential new regulations concerning mandatory COVID-19 vaccination continue to evolve and may adversely affect our business and results of operations.
The ongoing impacts of the global emergence of COVID-19 on our business and financial results continue to remain unknown. We continue to conduct business with modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments, including the impact of COVID-19 variants, and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders. All of our manufacturing and distribution facilities are operating, but we have experienced periodic short-term disruptions at many locations due to COVID-19. We may be required to implement temporary curtailments and to operate both manufacturing and distribution facilities at reduced levels, which would result in negative impacts on our business, financial condition, results of operations, and cash flows. In addition, the economic consequences of COVID-19 may adversely affect the pace of household formation rates and residential repair-and-remodeling activity due to employment levels, lower wages, reduced consumer confidence, availability of construction labor, materials, building lots, transportation resources, homebuyers' access to and cost of financing, and housing affordability, as well as other factors.

As a large national employer, we are subject to potential new regulations and mandates that may require employees to be fully vaccinated from COVID-19 or require frequent testing of unvaccinated workers. While we educate our associates on the effectiveness of vaccines and strongly encourage vaccination for its long-term health benefits, new regulations and mandates may have the near-term effect of increasing costs, straining company resources, interrupting operations, reducing employee morale, or increasing employee turnover, which could adversely affect our business, results of operations, or financial condition.

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
•labor difficulties, including the inability to staff our facilities due to a COVID-19 outbreak;
•equipment failure, particularly a press at one of our major EWP production facilities;
•fires, floods, earthquakes, hurricanes, or other catastrophes, which may increase in frequency, severity and duration due to the physical impacts of climate change;
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
Because approximately 62% of our Wood Products sales in 2021 were to our BMD business, a material disruption at our Wood Products facilities would also negatively affect our BMD business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our BMD business.
In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our BMD segment may adversely affect our results of operations, cash flows, and financial position.

Labor disruptions, shortages of skilled and technical labor, or increased labor costs could adversely affect our business.
As of February 11, 2022, we had approximately 6,110 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of February 11, 2022, we had ten collective bargaining agreements. Two agreements covering approximately 750 employees at our Oakdale and Florien plywood plants expired on July 15, 2021, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 110 employees at our Canadian EWP facility is set to expire on December 31, 2022. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.
In addition, our ability to attract and retain talent is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing and distribution facilities, as well as changing workforce expectations including flexible or remote work arrangements that we may be unable to provide. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.
We may be unable to attract and retain key management and other key employees.
Our key managers are important to our success and may be difficult to replace because they have a significant amount of experience in wood products manufacturing and building materials distribution. While our senior management team has considerable experience, certain members of our management team are nearing or have reached retirement age. In addition, certain of our employees have assumed key roles in recent years and may not have the experience of retiring key managers. The failure to successfully formulate and implement succession plans for retiring employees, implement training plans for new key managers, or our inability to attract new talent to our Company, could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.
Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
    Our ability to offer a wide variety of products to our BMD customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Our customers' purchasing decisions for commodity products we sell are primarily based on price and availability, and these commodities may be sourced from various manufacturers. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers purchasing decision. Supply chains, including key products purchased from our suppliers, may be disrupted during a pandemic outbreak such as COVID-19. In addition, although we have agreements in place with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
We depend on third parties for transportation services and limited availability or increases in costs of transportation could adversely affect our business and operations.
Our business depends on the transportation of a large number of products, via rail or truck. In Wood Products, we rely on third parties for inbound receipt of raw materials and outbound movements of finished goods. In BMD, we rely primarily on third parties for inbound receipt of the products we resell and manage the outbound movement of products to our customers with a combination of internal and external resources. In addition, we are subject to seasonal capacity constraints and weather-related delays for both rail and truck transportation.
If any of these providers were to fail to deliver raw materials or finished goods for resale to us in a timely manner, we may be unable to meet our customer demands. In addition, if any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost.
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
Wood fiber is our principal raw material, which accounted for approximately 45% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2021. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
In our Pacific Northwest operations, a substantial portion of our logs are purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect log and fiber supply from both government and private lands. Availability of harvested logs and fiber may be further limited by pandemics, fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, changing temperature and precipitation patterns, and other natural and man-made causes, thereby reducing supply and increasing prices. Changes in global climate conditions could amplify one or more of these factors. If we are unable to negotiate purchases for our log requirements in a particular region to satisfy our log needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have an adverse effect on our results of operations.
    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 9% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2021. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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

Financial Risks
A significant portion of our sales are concentrated with a small number of customers.
For the year ended December 31, 2021, our top ten customers represented approximately 42% of our sales, with one customer accounting for approximately 12% of total sales. At December 31, 2021, receivables from two customers accounted for approximately 20% and 12% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.
Adverse market conditions, including the inability of our customers to conduct operations due to the ongoing COVID-19 pandemic, may increase the credit risk from our customers.
Our BMD and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are, including the ongoing COVID-19 pandemic outbreak. Unfavorable market conditions or the inability of our customers to conduct operations due to the COVID-19 pandemic could result in financial failures of one or more of our significant customers. Furthermore, we may not necessarily be aware of any deterioration in our customers' financial position. In addition, as customers merge and consolidate, credit risk may become concentrated among fewer customers. If our customers' financial positions become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow, and liquidity.
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

Future events or circumstances such as sustained negative economic impact of the ongoing COVID-19 pandemic, declines in single-family housing starts, environmental regulations or restrictions, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to the book value of certain assets and past investments we have made.

    For additional information and a discussion regarding the impact of impairment of long-lived assets and accelerated depreciation charges on our results of operations and financial condition, see Note 6, Curtailment of Manufacturing Facility, of the Notes to the Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" and "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.
In recent years, we have completed a number of capital investments; including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), purchasing and leasing new or additional land and warehouse space for expansion, and increasing our outdoor storage acreage. These capital investments, along with acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if our revenue and operating results do not offset our incremental fixed costs. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Risks Relating to Laws and Regulations
Compliance with data privacy and security laws and regulations could adversely affect our business.
Many U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. In the ordinary course of business we capture, process, store, and transmit confidential business information and certain personal information relating to our associates, customers and vendors that are subject to these laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues. Ongoing efforts to comply with evolving laws and regulations may require subsequent modifications to our policies, procedures and systems. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, increased costs for investigations, monitoring and compliance, potential litigation, and possible damage to our reputation, all of which could have a material adverse effect on our operations, financial condition, or cash flows.

The impacts of climate change, and related legislative and regulatory responses intended to reduce climate change, may adversely impact our business.
There is increasing concern that climate change will cause significant changes in temperatures and weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact both the availability of raw materials required for manufacture of our products and the delivery of products to our distribution facilities. They could disrupt the operation of our supply chain and the productivity of our suppliers, increase our production and transportation costs, impose capacity restraints, and impact the purchases of our products. These events could also compound adverse economic conditions and impact consumer confidence. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

In the United States, it is possible that some form of new or additional legislation and regulations will be enacted at the federal level to reduce or mitigate the impact of climate change. If we, or our suppliers, are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased costs related to environmental monitoring and reporting, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact or timing of future climate change legislation, regulations, or industry standards is uncertain given the evolving nature of the heightened focus on climate change.

For additional information on how climate change regulation and compliance affects our business, see "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

We are subject to environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.
Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. Enactment of new environmental laws or regulations, or changes in existing laws or regulations might require us to make significant expenditures or restrict operations.
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
Various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue. Such proposed changes, as well as regulations and legal decisions interpreting and applying these changes, may have significant impacts on our effective tax rate, cash tax expense, and net deferred tax attributes in future periods.

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
•investors' perception of our commitment to sustainability and corporate responsibility;
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

    In November 2017, our board of directors approved a dividend policy pursuant to which we have paid quarterly cash dividends to holders of our common stock. In addition to these quarterly dividends, we also paid supplemental dividends in each of the last four years. However, the future declaration and payment of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our asset-based credit facility, the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

    The following is a list of our facilities by segment as of February 11, 2022. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

    We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 11, 2022:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	8	Louisiana (2), Oregon (4), South Carolina, and Washington
LVL/I-joist/laminated beam plants	5	Alabama, Louisiana, Oregon, Idaho, and Canada
Sawmills	2	Washington

Building Materials Distribution

    Our BMD business operates a nationwide network of 38 owned and leased warehouse facilities across the U.S. The total approximate square footage of our warehouse space is 5.5 million, of which 2.4 million square feet is owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD operates a single component manufacturing plant.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

    Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 11, 2022, there were 39,330,807 shares of our common stock outstanding, held by four stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Performance Graph

    The following graph compares the return on a $100 investment in our common stock on December 31, 2016, with a $100 investment also made on December 31, 2016, in the S&P SmallCap 600 Index and in our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., UFP Industries, Inc., and Builders FirstSource, Inc. In 2021, Norbord Inc. was removed from our peer group, upon being acquired by West Fraser Timber Co. Ltd. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return (a)

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Boise Cascade Company
S&P SmallCap 600
Peer Group

___________________________________

(a)    $100 invested in stock or index on December 31, 2016, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
    We did not sell any unregistered securities from January 1, 2021, through December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On February 25, 2015, our Board of Directors authorized a common stock repurchase program (Program), which allows us to purchase up to two million shares of our common stock, on an opportunistic basis, through open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. As of December 31, 2021, there were 496,989 shares of common stock that may yet be purchased under the Program. We did not repurchase any shares of our common stock during the three months ended December 31, 2021.

ITEM 6.    [RESERVED]

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

Overview

Company Background

    Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood fiber procurement through distribution. During 2021, approximately 62% of our Wood Products segment sales, or approximately 78% and 28% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

    We recorded income from operations of $971.8 million during the year ended December 31, 2021, compared with $335.0 million during the same period in the prior year. In our Wood Products segment, income increased by $403.5 million to $531.2 million for the year ended December 31, 2021, from $127.7 million in 2020. The increase in segment income was due primarily to higher plywood, EWP, and lumber sales prices, as well as higher EWP sales volumes and lower depreciation and amortization expense. These improvements were offset partially by higher wood fiber costs and other manufacturing costs. In our BMD segment, income improved $233.6 million to $481.1 million for the year ended December 31, 2021, from $247.5 million for the year ended December 31, 2020, driven by a gross margin increase of $296.8 million, resulting from improved gross margins across our EWP, general line, and commodity product categories. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $60.6 million and $2.9 million, respectively. These changes are discussed further in "Our Operating Results" below.

    We ended 2021 with $748.9 million of cash and cash equivalents and $444.6 million of debt. At December 31, 2021, we had $346.0 million of unused committed bank line availability. We generated $343.5 million of cash during the year ended December 31, 2021, as cash provided by operations was offset partially by capital spending and dividends paid on our common stock. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

During 2021, our Wood Products and BMD locations continued to experience periodic short-term disruptions due to COVID-19 as we continued efforts to increase production rates and distribution capabilities in response to strong end-product demand. Furthermore, supply-side constraints across product lines including shortages of materials, labor, and transportation resources limited the industry's ability to meet underlying demand. The effects of the COVID-19 vaccine and COVID-19 safety protocols helped slow pandemic-related disruptions at times; however, COVID-19 variants continue to spread throughout the United States, causing more short-term disruptions as we entered 2022. We continue to conduct business with certain modifications to mill and distribution center housekeeping and cleanliness protocols, employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. In addition, we continue to actively monitor evolving developments, including the impact of COVID-19 variants, and may take actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, suppliers, communities, and stockholders.

    Economic uncertainty due to the ongoing COVID-19 pandemic continues. However, mortgage rate levels, continuation of work-from-home practices by many in the economy, and demographics in the U.S. have created a favorable demand environment for new residential construction, which we expect to continue in 2022. As of February 2022, the Blue Chip Economic Indicators consensus forecast for 2022 single- and multi-family housing starts in the U.S. was 1.60 million units, compared with actual housing starts of 1.60 million in 2021 and 1.38 million in 2020, as reported by the U.S. Census Bureau. In addition, limited new and existing home inventory availability and the age of the U.S. housing stock will continue to provide a favorable backdrop for residential construction and repair-and-remodel spending. Although we believe that current U.S. demographics support the higher level of forecasted housing starts, and many national home builders are reporting strong near-term backlogs, labor shortages and supply induced constraints on residential construction activity may continue to extend build times and limit activity. In addition, the pace of residential construction and repair-and-modeling activity may be affected by the economic impact of the cost of building materials and construction, housing affordability, mortgage interest rates, wage growth, prospective home buyers' access to financing, consumer confidence, as well as other factors.

As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and sells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Our 2021 results were favorably impacted by historically high commodity wood products pricing, as well as rising prices for EWP and general line products. Composite lumber and panel prices were very volatile throughout 2021 with rapidly rising prices in second quarter, sharp price declines in third quarter, and prices steadily increasing again during fourth quarter. As we enter 2022, commodity wood products pricing continues to be above historical averages as strong demand and capacity constraints continue to create supply/demand imbalances in the marketplace. We expect future commodity product pricing and commodity input costs to be volatile in response to capacity restoration and industry operating rates, the impact of the ongoing COVID-19 pandemic on residential construction, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns. EWP and general line products have historically experienced limited price volatility, and we expect the firm pricing environment to continue in 2022.

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

    The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the periods noted below. In addition to the year-over-year average price changes, 2021 and 2020 were years of exceptional price volatility when compared to historical results.

	Year Ended December 31
	2021 versus 2020	2020 versus 2019	2019 versus 2018
Increase (decrease) in composite panel prices	84%	54%	(27)%
Increase (decrease) in Western Fir plywood prices	82%	22%	(16)%
Increase (decrease) in Southern Pine plywood prices	72%	29%	(18)%
Increase (decrease) in OSB prices	94%	99%	(38)%
Increase (decrease) in composite lumber prices	49%	57%	(23)%

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

    General Economic and Industry Conditions Affecting Demand

    The level of housing starts is especially important to our results of operations. New residential construction activity has historically been volatile with demand influenced by several economic conditions, including domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, and existing home prices. The pace of household formation rates and residential repair-and-remodeling activity will also be affected by the economic impact of the ongoing COVID-19 pandemic, employment levels, demographic trends, wage growth, housing affordability, availability of construction labor, materials, and building lots, prospective home buyers' access to financing, consumer confidence, as well as other factors. Improved household formation rates in turn will help stimulate new construction. In addition, the size of new single-family residences as well as the mix of single and multi-family starts will influence product consumption. Increases in EWP demand will be highly influenced by single-family housing starts.

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

    Cost and Availability of Raw Materials

    Our principal raw material is wood fiber, which accounted for approximately 45% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2021. Logs comprised approximately 66% of our wood fiber costs during 2021, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

    The following table provides changes in our average per-unit log costs for the periods noted below:

	Year Ended December 31
	2021 versus 2020	2020 versus 2019	2019 versus 2018
Increase (decrease) in per-unit log costs	14%	1%	(10)%

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

    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 9% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2021. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, the impact of the ongoing COVID-19 pandemic on residential construction, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

    Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

    We also use various resins and glues in our manufacturing processes, which accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2021. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

    We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31
	2021	2020	2019
	(millions)
Sales	$7,926.1	$5,474.8	$4,643.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	6,300.1	4,536.1	3,965.8
Depreciation and amortization	80.8	95.2	80.1
Selling and distribution expenses	491.0	428.3	390.7
General and administrative expenses	83.2	78.6	71.1
Loss on curtailment of facility	—	1.7	—
Other (income) expense, net	(0.8)	—	(0.8)
	6,954.3	5,139.8	4,506.9

Income from operations	$971.8	$335.0	$136.5

	(percentage of sales)
Sales	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.5%	82.9%	85.4%
Depreciation and amortization	1.0	1.7	1.7
Selling and distribution expenses	6.2	7.8	8.4
General and administrative expenses	1.1	1.4	1.5
Loss on curtailment of facility	—	—	—
Other (income) expense, net	—	—	—
	87.7%	93.9%	97.1%

Income from operations	12.3%	6.1%	2.9%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31
	2021	2020	2019
	(thousands)
U.S. Housing Starts (a)
Single-family	1,125.5	990.5	887.7
Multi-family	471.7	389.1	402.3
	1,597.2	1,379.6	1,290.0

	(millions)
Segment Sales
Wood Products	$1,970.8	$1,323.9	$1,275.2
Building Materials Distribution	7,174.3	4,952.0	$4,137.7
Intersegment eliminations	(1,219.0)	(801.1)	(769.5)
	$7,926.1	$5,474.8	$4,643.4

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	18.2	17.3	17.9
I-joists (equivalent lineal feet)	290	241	227
Plywood (sq. ft.) (3/8" basis)	1,259	1,253	1,337
Lumber (board feet)	77	86	85

	(dollars per unit)
Wood Products
Average Net Selling Prices
LVL (cubic foot)	$21.73	$18.26	$18.66
I-joists (1,000 equivalent lineal feet)	1,514	1,244	1,270
Plywood (1,000 sq. ft.) (3/8" basis)	606	347	266
Lumber (1,000 board feet)	1,043	612	611

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	51.6%	46.6%	41.7%
General line	30.2%	35.6%	38.2%
Engineered wood products	18.2%	17.8%	20.1%

Gross margin percentage (b)	13.8%	14.0%	12.6%
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

2021 Compared With 2020

Sales

    For the year ended December 31, 2021, total sales increased $2,451.3 million, or 45%, to $7,926.1 million from $5,474.8 million during the year ended December 31, 2020. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver for our sales. During 2021, U.S. housing starts increased 16%, with single-family starts up 14%, compared with 2020. For the year ended December 31, 2021, average composite panel and average composite lumber prices were 84% and 49% higher, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. These increases in composite commodity pricing, as well as price increases across EWP and general line products, resulted in higher sales in both of our segments, as noted below.

    Wood Products.  During the year ended December 31, 2021, sales, including sales to our BMD segment, increased $646.9 million, or 49%, to $1,970.8 million from $1,323.9 million in 2020. The increase in sales was driven by higher plywood prices of 75%, resulting in increased sales of $326.5 million. Higher sales prices for I-joists and LVL (collectively referred to as EWP) of 22% and 19%, respectively, resulted in increased sales of $78.3 million and $63.1 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and certain temporary price protection arrangements expiring in the current year. In addition, sales volumes for I-joists and LVL increased 21% and 5%, respectively, resulting in increased sales of $61.8 million and $16.2 million, respectively. Improved lumber sales prices and plywood sales volumes of 70% and 1%, respectively, contributed $33.2 million and $2.1 million, respectively, to the increase in sales. In addition, laminated beam and OSB rimboard sales, collectively, increased by approximately $39 million.

    Building Materials Distribution.  During the year ended December 31, 2021, sales increased $2,222.3 million, or 45%, to $7,174.3 million from $4,952.0 million in 2020. Compared with the prior year, the overall increase in sales was driven by sales price and sales volume increases of 42% and 3%, respectively. By product line, commodity sales increased 60%, or $1,394.8 million, general line product sales increased 23%, or $402.7 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 48%, or $424.8 million.

Costs and Expenses

    Materials, labor, and other operating expenses (excluding depreciation) increased $1,764.0 million, or 39%, to $6,300.1 million for the year ended December 31, 2021, compared with $4,536.1 million during the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher EWP sales volumes, as well as higher per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 17% and 14%, compared with 2020. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 1,360 basis points, which was primarily due to higher plywood, EWP, and lumber sales prices, resulting in improved leveraging of labor cost, wood fiber costs, and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven primarily by higher purchased materials costs as a result of higher prices, as well as a 20 basis point increase in the MLO rate, compared with 2020. Our BMD MLO rate for the year ended December 31, 2021 was negatively impacted by a sharp decline in commodity prices during the third quarter of 2021, offset partially by improved gross margin percentages on our EWP and general line sales.

    Depreciation and amortization expenses decreased $14.4 million, or 15%, to $80.8 million for the year ended December 31, 2021, compared with $95.2 million during the prior year. The decrease was due primarily to recording accelerated depreciation of $15.0 million in first quarter 2020 to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility, offset partially by an increase in purchases of property and equipment. For additional information, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    Selling and distribution expenses increased $62.7 million, or 15%, to $491.0 million for the year ended December 31, 2021, compared with $428.3 million for the prior year. The increase was due primarily to higher employee-related expenses, including base pay increases, special bonuses, and sales and incentive compensation, of $42.5 million, as well as higher shipping and handling costs and occupancy expenses of $8.9 million and $5.1 million, respectively.

    General and administrative expenses increased $4.6 million, or 6%, to $83.2 million for the year ended December 31, 2021, compared with $78.6 million for the prior year. The increase was due primarily to higher employee-related expenses of $4.0 million.

    Loss on curtailment of facility of $1.7 million for the year ended December 31, 2020, represents various closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina, facility. For additional information, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Income From Operations

    Income from operations increased $636.8 million to $971.8 million for the year ended December 31, 2021, compared with $335.0 million for the year ended December 31, 2020.

 Wood Products.  For the year ended December 31, 2021, segment income increased $403.5 million to $531.2 million from $127.7 million for the year ended December 31, 2020. The increase in segment income was due primarily to higher plywood, EWP, and lumber sales prices, as well as higher EWP sales volumes. In addition, 2020 results included accelerated depreciation of $15.0 million and other closure-related costs of $1.7 million at our Roxboro, North Carolina facility. These increases were offset partially by higher wood fiber costs and other manufacturing costs. In addition, selling and distribution expenses and general and administrative expenses increased $2.4 million and $0.6 million, respectively.

    Building Materials Distribution.  For the year ended December 31, 2021, segment income increased $233.6 million to $481.1 million from $247.5 million for the year ended December 31, 2020. The increase in segment income was driven by a gross margin increase of $296.8 million, resulting from improved gross margins across our EWP, general line, and commodity product categories compared with 2020. The improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $60.6 million and $2.9 million, respectively.

Corporate.  Unallocated corporate expenses increased $0.3 million to $40.5 million for the year ended December 31, 2021, from $40.2 million for the year ended December 31, 2020. The increase was due primarily to higher employee-related expenses, offset partially by lower self-insurance losses during 2021.

Other

Pension expense (excluding service costs). In December 2020, we eliminated our qualified defined benefit pension plan (Pension Plan). The process of eliminating the Pension Plan included lump-sum payments made to eligible plan participants at their election and the purchase of a buy-out group annuity contract (Buy-Out) from The Prudential Insurance Company of America (Prudential), which was funded with plan assets. When the Buy-Out became effective on December 31, 2020, we irrevocably transferred to Prudential the future benefit obligations and annuity administration for all remaining plan participants (or their beneficiaries) in the Pension Plan. These transactions fully eliminated the liabilities of our Pension Plan, resulting in a non-cash settlement charge of $6.2 million in fourth quarter 2020. For additional information related to our Pension Plan, see Note 11, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Loss on extinguishment of debt. In connection with the issuance of the $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes), we commenced a tender offer to purchase any and all of our $350 million aggregate principal amount of 5.625% senior notes due September 1, 2024 (2024 Notes) then outstanding. On July 27, 2020, we accepted for purchase an aggregate principal amount of $212.5 million of the 2024 Notes that were tendered. On September 1, 2020, we redeemed the remaining $137.5 million in aggregate principal amount of the 2024 Notes outstanding. In connection with these transactions, we recognized a pre-tax loss on the extinguishment of debt of $14.0 million during 2020. The loss includes $10.8 million in debt extinguishment premium payments and $3.2 million for the write-off of unamortized deferred financing costs. For more information related to our indebtedness, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

For more information related to our loss on curtailment of facility during 2020, reference the discussion above, "2021 Compared With 2020."

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

Other

Pension expense (excluding service costs). We recognized a non-cash pension settlement charge of $6.2 million in fourth quarter 2020. For more information, reference the discussion above, "2021 Compared With 2020."

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

For additional information related to our Pension Plan, see Note 11, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Loss on extinguishment of debt. For more information related to our loss on extinguishment of debt during 2020, reference the discussion above, "2021 Compared With 2020."

Income Tax Provision

    For the years ended December 31, 2021, 2020, and 2019, we recorded $236.4 million, $111.3 million, and $27.3 million, respectively, of income tax expense and had an effective rate of 24.9%, 38.9%, and 25.2%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

During the year ended December 31, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was a $35.7 million increase in income tax expense, or an effect of 3.8%, from state income taxes.

During the year ended December 31, 2020, the primary reasons for the difference between the federal statutory income tax rate of 21% and the effective tax rate were the effect of the following:

•A $38.8 million increase in income tax expense, or an effect of 13.5%, from the required release of stranded tax effects upon elimination of our Pension Plan in December 2020 (Plan Termination). For additional information related to the Plan Termination and the related release of stranded tax effects, see Note 4, Income Taxes, and Note 11, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Industry Mergers and Acquisitions

On August 27, 2020, Builders FirstSource, Inc. (BFS) and BMC Stock Holdings (BMC) announced a definitive merger agreement. The merger closed in early January 2021. Prior to the merger, BFS and BMC were both customers of ours. We believe we have a good relationship with the combined company and the transaction has not, and we do not expect it to have, a material impact on our future results of operations. The merger resulted in the combined company accounting for 20% of total receivables as of December 31, 2021.

Liquidity and Capital Resources

    We ended 2021 with $748.9 million of cash and cash equivalents and $444.6 million of debt. At December 31, 2021, we had $1,094.9 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents increased by $343.5 million during the year ended December 31, 2021, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards, as further discussed below.

    At December 31, 2021, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2022 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2022.

Sources and Uses of Cash

We generate cash primarily from sales of our products, as well as short-term and long-term borrowings. Our primary uses of cash are for expenses related to the manufacture and distribution of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt and lease obligations, and return cash to our shareholders through dividends or common stock repurchases. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Year Ended December 31
	2021	2020	2019
	(thousands)
Net cash provided by operations	$666,984	$294,516	$245,647
Net cash used for investment	(105,586)	(78,716)	(94,065)
Net cash used for financing	(217,873)	(95,655)	(58,016)

Operating Activities

2021 Compared With 2020

In 2021, our operating activities generated $667.0 million of cash, compared with $294.5 million in 2020. The $372.5 million increase in cash provided by operations in 2021 relates primarily to the following:

•A $403.5 million increase in income in our Wood Products segment and a $233.6 million increase in income in our BMD segment. See "Operating Results" above for a discussion on our results for 2021.

•A decrease in cash contributions to our pension plans of $12.3 million. During 2021, we used $0.5 million of cash to make pension contributions to the nonqualified plan participants, compared with $12.8 million of pension contributions to the qualified and nonqualified plans during 2020.

•A $185.0 million increase in cash paid for income taxes, net of refunds. During 2021, cash paid for taxes, net of refunds received was $260.1 million, compared to $75.1 million in 2020. The increase in cash paid for income taxes is primarily due to an increase in income from operations.

•A $109.2 million increase in working capital during 2021, compared with a $35.7 million increase in working capital during 2020. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increase in working capital in 2021 was primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2021 primarily reflects increased sales of approximately 20%, comparing sales for the month of December 2021 with sales for the month of December 2020. Inventories increased in 2021 primarily due to increased cost of inventory purchased for resale and higher production costs for our manufactured products. The increase in accounts payable and accrued liabilities in 2021 was related to the increase in inventories and higher accrued rebates as of December 31, 2021. The increase in working capital in 2020 was primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2020 primarily reflects increased sales of approximately 55%, comparing sales for the month of December 2020 with sales for the month of December 2019. Inventories increased in 2020 primarily due to an increase in finished goods inventory in our BMD segment. However, inventories in our Wood Products segment decreased in 2020 due to strong product demand, lower log inventory, and reduced production levels as a result of periodic short-term disruptions at many locations due to COVID-19. The increase in accounts payable and accrued liabilities in 2020 was greater than the 2019 increase, reflecting the increase in inventories as of December 31, 2020, and higher incentive compensation accruals.

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

•A $76.5 million increase in cash paid for income taxes, net of refunds. During 2020, cash paid for taxes, net of refunds received was $75.1, compared to income tax refunds received, net of taxes paid of $1.4 million in 2019. The increase in cash paid for income taxes is primarily due to an increase in income from operations.

•An increase in cash contributions to our pension plans of $7.5 million. During 2020, we used $12.8 million of cash to make pension contributions, compared with $5.2 million during 2019.

Investment Activities

Net cash used for investing activities was $105.6 million, $78.7 million, and $94.1 million during 2021, 2020, and 2019, respectively.

2021

    During the year ended December 31, 2021, we used approximately $106.5 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Included in our 2021 capital spending is the completion of a log utilization center project at our Florien, Louisiana, plywood and veneer plant, a new door assembly operation in Houston, Texas, the expansion of our distribution capabilities in the Nashville market, the purchase of a BMD property in Walton, Kentucky, that expands our service capabilities in the Cincinnati and surrounding markets, and the purchase of a previously leased BMD property in Saco, Maine. Purchases of property and equipment also included approximately $3 million for environmental compliance in 2021, and we expect to spend approximately $4 million in environmental compliance related spending in 2022.

    Excluding potential acquisitions, we expect capital expenditures in 2022 to total approximately $110 million to $130 million. We expect our capital spending in 2022 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2022 capital expenditures range includes funding to complete our recently announced BMD organic expansions in Ohio, Kentucky, and Minnesota, and a new dryer at our Chester, South Carolina veneer and plywood plant. This level of capital expenditures could increase or decrease as a result of a number of factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

2020

    During the year ended December 31, 2020, we used approximately $79.4 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2020, purchases of property and equipment included approximately $1 million for environmental compliance.

2019

    During the year ended December 31, 2019, we used approximately $82.7 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2019, purchases of property and equipment included approximately $2 million for environmental compliance. In addition, we used $15.7 million for the acquisition of a wholesale building materials distribution location in Birmingham, Alabama. For additional information related to the acquisition of the distribution facility, see Note 7, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. For the year ended December 31, 2019, we received asset sales proceeds of $2.5 million, from the sale of a hardwood plywood facility located in Moncure, North Carolina.

Financing Activities

    During 2021, our financing activities used $217.9 million of cash, including $213.7 million for common stock dividend payments and $2.7 million of tax withholding payments on stock-based awards. See "Dividends on Common Stock" below for further discussion of common stock dividend payments. During 2021, we also borrowed $28.0 million under our revolving credit facility, which were subsequently repaid during the same period with cash on hand. At December 31, 2021, we had no borrowings outstanding under the revolving credit facility.

During 2020, our financing activities used $95.7 million of cash. On July 27, 2020, we issued $400 million of 2030 Notes. With proceeds from the 2030 Notes issuance, we retired our $350 million of 2024 Notes and paid-off our American AgCredit term loan of $45.0 million. In connection with the retirement of the 2024 Notes, we made debt extinguishment premium payments of $10.8 million. During 2020, our financing activities also used $79.2 million for common stock dividend payments, $6.2 million for financing costs related to the 2030 Notes, and $3.3 million of tax withholding payments on stock-based awards. At December 31, 2020, we had no borrowings outstanding under the revolving credit facility.

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

Debt Structure

    For information related to our debt transactions and debt structure, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Dividends on Common Stock

    On November 14, 2017, our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Future quarterly dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 9, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The dividend policy may be suspended or canceled at the discretion of the board of directors at any time.

    For more information regarding our dividend declarations and payments made during 2021, 2020, and 2019, see Note 13, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Stock Repurchase Program

    For information related to our stock repurchases, see Note 13, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other Material Cash Requirements

Long-term Debt and Interest

As of December 31, 2021, we had long-term debt with varying maturities totaling an aggregate principal of $450.0 million, with no principal payments required within 12 months. Future interest payments associated with the long-term debt total $177.0 million, with $20.0 million payable within 12 months. Long-term debt and interest amounts assume our debt is held to maturity. For more information, see Note 9, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Leases

We enter into various operating and finance leases for our distribution centers, as well as other property and equipment. As of December 31, 2021, our minimum lease payments for operating leases were $82.7 million, with $14.3 million of lease payments required within 12 months. As of December 31, 2021, our minimum lease payments for finance leases were $56.2 million, with $4.0 million of lease payments required within 12 months. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. See Note 2, Summary of Significant Accounting Polices, and Note 10, Leases, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Purchase Obligations for Raw Materials

As of December 31, 2021, we have contracts to purchase approximately $190 million of logs, approximately $42 million of which will be purchased pursuant to fixed-price contracts and approximately $148 million of which will be purchased pursuant to variable-price contracts. The $148 million is estimated using current contractual index pricing, but actual prices depend on future market prices. We are required to purchase approximately $46 million of logs within 12 months. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

Guarantees

Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2021, 2020, and 2019, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by various economic and industry factors, including industry operating rates, the impact of COVID-19 on residential construction, net import and export activity, changes in or disruptions to industry production capacity, transportation constraints or disruptions, changes in inventory levels, and other factors beyond our control. For further discussion of commodity price risk, refer to "Item 1A. Risk Factors" of this Form 10-K and "Factors That Affect Our Operating Results and Trends" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2021, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate of 1.007%, and this swap expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39%, and this swap expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

    The table below provides information as of December 31, 2021, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2021 rates and does not attempt to project future rates.

							December 31, 2021
	2022	2023	2024	2025	2026	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$400.0	$400.0	$420.0
Average interest rates	—	—	—	—	—	4.875%	4.875%	—
Variable-rate debt payments (a)
Term Loan	$—	$—	$—	$50.0	$—	$—	$50.0	$50.0
Average interest rates	—	—	—	0.9%	—	—	0.9%	—
_______________________________________

(a)    These obligations are further explained in Note 9, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

    The table below provides information as of December 31, 2021, about our interest rate swaps. For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 15, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreements, as well as the fair value at December 31, 2021:

							December 31, 2021
	2022	2023	2024	2025	2026	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Interest rate swaps
Variable to fixed notional amount (a)	$50.0	$—	$—	$50.0	$—	$—	$50.0	$1.1
Average pay rate (c)	1.0%	—	—	0.4%	—	—	0.7%	—
Average receive rate (d)	0.1%	—	—	0.1%	—	—	0.1%	—
_______________________________________

(a)    We have one interest rate swap with a notional principal amount of $50.0 million that expires in February 2022 (Initial Swap). Another forward interest rate swap agreement commences on the expiration date of the Initial Swap and expires in June 2025.

(b)    At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million.in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements.

(c)    Represents the weighted average actual fixed interest rate payable on our interest rate swaps.

(d)    Represents the weighted average variable interest rate receivable on our interest rate swaps at December 31, 2021.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to assure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2021, we paid an insignificant amount in environmental fines and penalties.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2021 and 2020, we spent approximately $3 million and $1 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $4 million in 2022 for this purpose.

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

Climate Change

We source logs from responsibly managed working forests. Our log procurement practices are internally and third-party audited to meet the requirements of forest certification standards. When logs arrive at our facilities, they are processed into products that store carbon such as plywood, lumber and EWP. Bark and manufacturing residuals are used as biomass fuel, which allows us to generate the majority of the energy needed to manufacture our products. All manufacturing energy not derived from biomass is sourced from natural gas. None of our manufacturing facilities use coal or fuel oil as primary energy sources to manufacture products.

The use of our products is an energy efficient building choice, and when used in place of fossil fuel-intensive materials avoids greenhouse gases (GHG) that would have been emitted during manufacturing. We are assessing opportunities related to increased interest or demand for wood-based building materials due to their role in climate mitigation.

    In recent years, various legislative and regulatory proposals to restrict GHG emissions, such as CO2, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). These proposals have included regulations to reduce GHG emissions from new and existing electric utilities, which may result in increased electricity and natural gas costs to our businesses. This impact may be partially mitigated, as the majority of the energy used to manufacture our products is generated from biomass fuel, which reduces our reliance on fossil fuels. There are currently no specific regulations that require our wood products plants to reduce GHG emissions, and the current EPA administration has not announced plans to develop such federal regulations.

    States are taking various positions on climate change regulation. In 2021, Oregon adopted new regulations which required reduction of GHG emissions. The rules do not directly affect our facilities, but will likely result in increased natural gas, transportation fuel, and/or electricity costs. In 2021, Washington enacted new legislation establishing a cap and invest program intended to reduce GHG emissions, which may impact our operations by increasing natural gas, transportation fuel, and/or electricity costs. Our manufacturing operations in these states derive a significant amount of their energy from biomass fuel, a carbon neutral emission, which may not be directly regulated. However, changes in biomass fuel regulations may increase our costs for fuel and electricity. We are not aware of any plans to regulate GHG emissions by other states in which we have manufacturing operations. There are ongoing efforts by various organizations to encourage and/or require companies to calculate, report, and reduce their carbon footprint. Furthermore, our customers may impose carbon footprint standards on their vendors, which may require us to incur additional costs associated with the evaluation and reduction of GHGs. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.

Other Regulatory Initiatives

    From time to time, legislative bodies and environmental regulatory agencies may promulgate new or revised regulatory programs imposing significant incremental operating costs or capital costs on us. In 2021, the EPA announced plans to reconsider both the Particulate Matter (PM) and ozone National Ambient Air Quality Standards (NAAQS). This review will likely result in more stringent PM and ozone NAAQS. It is too early to predict what NAAQS the EPA will establish and the specific impact to our facilities. However, any reduction in the NAAQS may require additional improvements to ensure compliance and may restrict our future growth due to emission limitations.

In 2016, our facilities began complying with the final Boiler Maximum Achievable Control Technology (MACT) regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. Following litigation of the standards, in 2020 the EPA proposed more stringent MACT emission standards for several types of boilers, including boilers common to our facilities. The EPA has not finalized those standards and therefore, the proposal remains subject to change. We expect our manufacturing facilities will meet the proposed limits, although certain of our boilers may require additional improvements to ensure continuous compliance. We continue to monitor and evaluate the EPA's revisions to the Boiler MACT emission limits.

    Some of our wood products facilities are subject to the Plywood and Composite Wood Products (PCWP) MACT standards for hazardous air pollutants, and they have complied with these standards since 2007 or 2008. In August 2020, the EPA published its Risk and Technology Review (RTR) for PCWP MACT standards, which concluded additional controls were not required for PCWP sources. However, the RTR Rule did not address certain remanded sources, including plywood presses, lumber kilns, and various other emission sources at wood products manufacturing mills. Furthermore, soon after publication of the RTR Rule, an environmental organization filed a petition for reconsideration which the EPA has granted. The EPA has a court-ordered deadline to complete the revised rule by November 2023. It is expected that manufacturing facilities subject to PCWP MACT standards will have three years after publication of the revised rule for compliance. At this time we are unable to predict the impact of the revised final rules to our business.

    The Oregon Department of Environmental Quality (ODEQ) Cleaner Air Oregon (CAO) rules regulate toxic air emissions from manufacturing facilities located in Oregon. The rules are risk-based, and in March 2019, the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first tier risk group. Our Medford plywood mill was identified in the second tier group, which initially was expected to be selected into the program in 2021 or 2022; however, to date the ODEQ has not completed the program for first tier risk group and has not updated their timeline for the second tier group. Our other Oregon mills were identified in the third and fourth tier groups and will likely not be selected for several more years. When selected into the program, the facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk.

The Regional Haze Rule, promulgated by the EPA, sets standards for visual air clarity in "Federal Class I" areas such as national parks and wilderness areas. In 2020, the ODEQ required our Medford and Elgin plywood mills to submit a cost/benefit analysis of emission controls that would reduce pollution at the mills associated with regional haze. In January 2021, both facilities received a preliminary determination from the ODEQ that additional controls would “likely” be required for the facilities’ boilers. Our Medford plywood mill negotiated permit emission reductions sufficient to reduce their potential regional haze impact to below the ODEQ threshold, and therefore, will not be required to install additional controls or take other actions. The emission reductions are not expected to impact the facility's ability to meet production goals. Our Elgin plywood mill is required to conduct a study to determine what levels of emission reduction can be achieved by installation of improved boiler controls, begin install of boiler combustion improvements in July 2023, monitor emissions and propose new emission limits by December 2025, and then be fully compliant with those new emission limits by August 2026.

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

EWP Rebates and Allowances

    We provide EWP rebates at various stages of the supply chain (including distributors, dealers, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to the time lag of information and it is challenging to estimate sales subject to rebate as the products transition beyond our wholesale customers and through the supply chain to homebuilders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider when estimating sales activity at dealers and homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2021 and 2020, we had $117.5 million and $40.7 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

    We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2021. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

     To the extent the carrying value of the asset or asset group exceeds future undiscounted cash flows, we would be required to estimate the fair value of the asset or asset group, and long-lived asset impairment would become a critical accounting estimate. To measure future cash flows, we are required to make assumptions about future sales volumes, future product pricing, and future expenses to be incurred. Estimates of future cash flows may change based on overall economic conditions, the cost and availability of wood fiber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices for similar assets (the amount for which the asset(s) could be bought or sold in a current transaction with a third party) when available (Level 2 measurement) or the expected proceeds from the sale of the assets (Level 3 measurement). When quoted market prices are not available, we use a discounted cash flow model to estimate fair value (Level 3 measurement).

    Future events or circumstances such as sustained negative economic impact of the ongoing COVID-19 pandemic, declines in single-family housing starts, environmental regulations or restrictions, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or to curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to long-lived assets, which could have a material impact on our results of operations in the period in which an impairment is recognized. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, the timing, precision, and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company
Consolidated Statements of Operations

	Year Ended December 31
	2021	2020	2019
	(thousands, except per-share data)
Sales	$7,926,111	$5,474,838	$4,643,404

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	6,300,076	4,536,051	3,965,776
Depreciation and amortization	80,753	95,169	80,141
Selling and distribution expenses	491,016	428,279	390,739
General and administrative expenses	83,228	78,636	71,072
Loss on curtailment of facility	—	1,707	—
Other (income) expense, net	(765)	(33)	(783)
	6,954,308	5,139,809	4,506,945

Income from operations	971,803	335,029	136,459

Foreign currency exchange gain (loss)	(10)	357	449
Pension expense (excluding service costs)	(76)	(7,457)	(2,474)
Interest expense	(24,806)	(26,223)	(26,051)
Interest income	195	999	2,811
Change in fair value of interest rate swaps	1,745	(2,426)	(2,963)
Loss on extinguishment of debt	—	(13,968)	—
	(22,952)	(48,718)	(28,228)

Income before income taxes	948,851	286,311	108,231
Income tax provision	(236,365)	(111,332)	(27,306)
Net income	$712,486	$174,979	$80,925

Weighted average common shares outstanding:
Basic	39,420	39,277	39,039
Diluted	39,646	39,431	39,242

Net income per common share:
Basic	$18.07	$4.45	$2.07
Diluted	$17.97	$4.44	$2.06

Dividends declared per common share	$5.42	$2.00	$1.37

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2021	2020	2019
	(thousands)
Net income	$712,486	$174,979	$80,925
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $15, $1,728, and $(1,176), respectively	46	5,104	(3,466)
Amortization of actuarial (gain) loss, net of tax of $(4), $204, and $(44), respectively	(15)	603	(131)
Effects of settlements, net of tax of $—, $1,581, and $341, respectively	—	4,669	1,001
Stranded tax effects of pension plan termination	—	38,794	—
Other comprehensive income (loss), net of tax	31	49,170	(2,596)
Comprehensive income	$712,517	$224,149	$78,329

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets

	December 31
	2021	2020
	(thousands)
ASSETS
Current
Cash and cash equivalents	$748,907	$405,382
Receivables
Trade, less allowances of $2,054 and $1,111	444,325	375,865
Related parties	211	201
Other	17,692	15,067
Inventories	660,671	503,480
Prepaid expenses and other	14,072	8,860
Total current assets	1,885,878	1,308,855

Property and equipment, net	495,240	461,456
Operating lease right-of-use assets	62,663	62,447
Finance lease right-of-use assets	29,057	29,523
Timber deposits	9,461	11,761
Goodwill	60,382	60,382
Intangible assets, net	15,351	16,574
Deferred income taxes	6,589	7,460
Other assets	8,019	7,260
Total assets	$2,572,640	$1,965,718

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)

	December 31
	2021	2020
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$334,985	$307,653
Related parties	1,498	1,199
Accrued liabilities
Compensation and benefits	128,518	118,400
Income taxes payable	—	8,101
Interest payable	9,886	8,477
Other	165,859	80,172
Total current liabilities	640,746	524,002

Debt
Long-term debt	444,628	443,792

Other
Compensation and benefits	28,365	25,951
Operating lease liabilities, net of current portion	55,263	56,001
Finance lease liabilities, net of current portion	31,898	31,607
Deferred income taxes	3,641	18,263
Other long-term liabilities	15,480	15,303
	134,647	147,125

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,698 and 44,568 shares issued, respectively	447	446
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	543,249	538,006
Accumulated other comprehensive loss	(1,047)	(1,078)
Retained earnings	948,879	452,334
Total stockholders' equity	1,352,619	850,799
Total liabilities and stockholders' equity	$2,572,640	$1,965,718

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2021	2020	2019
	(thousands)
Cash provided by (used for) operations
Net income	$712,486	$174,979	$80,925
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	82,489	97,131	82,377
Stock-based compensation	7,911	7,820	7,973
Pension expense	76	8,125	3,121
Deferred income taxes	(13,704)	27,497	9,025
Change in fair value of interest rate swaps	(1,745)	2,426	2,963
Loss on curtailment of facility (excluding severance)	—	1,476	—
Other	712	169	(353)
Loss on extinguishment of debt	—	13,968	—
Decrease (increase) in working capital, net of acquisitions
Receivables	(71,190)	(159,906)	2,160
Inventories	(158,472)	(6,249)	40,176
Prepaid expenses and other	(3,238)	(1,133)	(132)
Accounts payable and accrued liabilities	123,670	131,541	5,212
Pension contributions	(470)	(12,759)	(5,238)
Income taxes payable	(10,057)	9,022	19,387
Other	(1,484)	409	(1,949)
Net cash provided by operations	666,984	294,516	245,647

Cash provided by (used for) investment
Expenditures for property and equipment	(106,518)	(79,429)	(82,720)
Acquisitions of businesses and facilities	—	—	(15,676)
Proceeds from sale of facilities	—	—	2,493
Proceeds from sales of assets and other	932	713	1,838
Net cash used for investment	(105,586)	(78,716)	(94,065)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	28,000	400,000	5,500
Payments of long-term debt, including revolving credit facility	(28,000)	(405,774)	(5,500)
Dividends paid on common stock	(213,681)	(79,195)	(53,954)
Tax withholding payments on stock-based awards	(2,729)	(3,309)	(3,574)
Payments of deferred financing costs	—	(6,222)	—
Other	(1,463)	(1,155)	(488)
Net cash used for financing	(217,873)	(95,655)	(58,016)

Net increase in cash and cash equivalents	343,525	120,145	93,566

Balance at beginning of the period	405,382	285,237	191,671

Balance at end of the period	$748,907	$405,382	$285,237

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2018	44,076	$441	5,367	$(138,909)	$528,654	$(47,652)	$330,056	$672,590
Net income							80,925	80,925
Other comprehensive loss						(2,596)		(2,596)
Common stock issued	277	3						3
Stock-based compensation					7,973			7,973
Common stock dividends ($1.37 per share)							(54,283)	(54,283)
Tax withholding payments on stock-based awards					(3,574)			(3,574)
Proceeds from exercise of stock options					295			295
Other					(3)			(3)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330
Net income							174,979	174,979
Other comprehensive income						49,170		49,170
Common stock issued	215	2						2
Stock-based compensation					7,820			7,820
Common stock dividends ($2.00 per share)							(79,343)	(79,343)
Tax withholding payments on stock-based awards					(3,309)			(3,309)
Proceeds from exercise of stock options					152			152
Other					(2)			(2)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799
Net income							712,486	712,486
Other comprehensive income						31		31
Common stock issued	130	1						1
Stock-based compensation					7,911			7,911
Common stock dividends ($5.42 per share)							(215,941)	(215,941)
Tax withholding payments on stock-based awards					(2,729)			(2,729)
Proceeds from exercise of stock options					63			63
Other					(2)			(2)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619

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

    We operate our business using two reportable segments: (1) Wood Products, which primarily manufactures EWP and plywood, and (2) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 16, Segment Information.

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

Cash and Cash Equivalents

    Cash equivalents consist of short-term investments that have an original maturity of three months or less at the date of purchase. At December 31, 2021 and 2020, the majority of our cash and cash equivalents were comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2021 and 2020, we had $2.1 million and $1.1 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2021, our top ten customers represented approximately 42% of sales, with one customer accounting for approximately 12% of total sales. At December 31, 2021, receivables from two customers accounted for approximately 20% and 12% of total receivables. At December 31, 2020, receivables from these two customers accounted for approximately 13% and 12% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to the valuation allowance are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectable accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2021 and 2020, we held $701.6 million and $371.8 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2021 and 2020, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $420.0 million and $432.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

    We are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. As discussed in Note 15, Financial Instrument Risk, we use interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2021 and 2020, we had $13.0 million and $9.9 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories included the following (work in process is not material):

	December 31, 2021	December 31, 2020
	(thousands)
Finished goods and work in process	$573,908	$431,663
Logs	47,401	35,622
Other raw materials and supplies	39,362	36,195
	$660,671	$503,480

Property and Equipment

    Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2021, 2020, and 2019, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

    Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2021	December 31, 2020	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$51,564	$47,099
Buildings	178,323	151,718	20	-	40
Improvements	66,492	64,178	10	-	15
Mobile equipment, information technology, and office furniture	191,134	178,271	3	-	7
Machinery and equipment	735,979	687,768	7	-	12
Construction in progress	35,912	40,606
	1,259,404	1,169,640
Less accumulated depreciation	(764,164)	(708,184)
	$495,240	$461,456

Long-Lived Asset Impairment

    We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the years ended December 31, 2021, 2020, and 2019.

Goodwill and Intangible Assets Impairment

    We maintain two reporting units for purposes of our goodwill impairment testing, Wood Products and BMD, which are the same as our operating segments discussed in Note 16, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

    We completed our annual assessment of goodwill in fourth quarter 2021 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2021, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 8, Goodwill and Intangible Assets, for additional information.

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

    At December 31, 2021 and 2020, we had $3.0 million and $2.3 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

    We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.7 million and $4.1 million, respectively, of deferred software costs at December 31, 2021 and 2020. We amortized $1.7 million, $1.9 million, and $2.0 million of deferred software costs for the years ended December 31, 2021, 2020, and 2019, respectively.

Labor Concentration and Unions

As of December 31, 2021, we had approximately 6,130 employees. Approximately 22% of these employees work pursuant to collective bargaining agreements. As of December 31, 2021, we had ten collective bargaining agreements. Two agreements covering approximately 760 employees at our Oakdale and Florien plywood plants expired on July 15, 2021, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 115 employees at our Canadian EWP facility is set to expire on December 31, 2022. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Self-Insurance

We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2021 and 2020, self-insurance related liabilities of $9.9 million and $9.5 million, respectively, were classified within "Accrued liabilities," and $10.3 million and $10.0 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which is intended to increase the transparency of government assistance including the disclosure of the types of assistance, the entity's accounting for the assistance, and the effect of the assistance on an entity's financial statements. Government assistance can include tax credits, cash grants, grants of other assets, and project grants. The updated guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. We adopted this standard in fourth quarter of 2021 and it did not have a material effect on our financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU requires an acquirer to account for revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The updated guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance as it related to recent rate reform activities. Our current contracts that reference LIBOR include certain debt instruments and interest rate swaps. The amendments are effective for eligible contract modifications subsequent to March 12, 2020, and through December 31, 2022. The adoption of these standards did not have a material effect on our financial statements, but we will assess any eligible contract modifications in the future.

    There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Revenues

Wood Products Segment

    Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial plywood panels, and ponderosa pine lumber. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters.

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

Building Materials Distribution Segment

    Our BMD segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including OSB, plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to dealers, home improvement centers, and specialty distributors that then sell the products to the final end customers, who are typically homebuilders, independent contractors, and homeowners engaged in residential construction projects. Substantially all of BMD's EWP is sourced from our Wood Products segment.

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

Rebates and Cash Discounts

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2021 and 2020, we had $138.1 million and $56.3 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Shipping and Handling

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $195.7 million, $177.1 million, and $169.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

    For revenue disaggregated by major product line for each reportable segment, see Note 16, Segment Information.

4.    Income Taxes

Income Tax Provision

    Income before income taxes includes the following components:

	Year Ended December 31
	2021	2020	2019
	(thousands)
Domestic	$945,562	$284,147	$105,341
Foreign	3,289	2,164	2,890
Income before income taxes	$948,851	$286,311	$108,231

    The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2021	2020	2019
	(thousands)
Current income tax provision
Federal	$201,725	$66,401	$13,700
State	48,332	17,434	4,574
Foreign	12	—	7
Total current	250,069	83,835	18,281

Deferred income tax provision (benefit)
Federal	(12,149)	22,321	7,430
State	(2,484)	4,529	925
Foreign	929	647	670
Total deferred	(13,704)	27,497	9,025
Income tax provision	$236,365	$111,332	$27,306

    The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2021	2020	2019
	(thousands, except percentages)
Income before income taxes	$948,851	$286,311	$108,231
Statutory U.S. income tax rate	21.0%	21.0%	21.0%

Statutory tax provision	$199,259	$60,125	$22,728
State taxes	35,705	12,267	4,390
Stranded tax effects of Plan Termination (a)	—	38,794	—
Unrecognized tax benefits	2	87	(178)
Tax credits	(620)	(712)	(725)
Foreign rate differential	236	65	71
Share-based compensation	(563)	(411)	(532)
Nondeductible executive compensation	1,664	808	852
Meals and entertainment	336	340	738
Other	346	(31)	(38)
Total	$236,365	$111,332	$27,306

Effective income tax rate	24.9%	38.9%	25.2%
______________________________________

(a)    In December 2020, we eliminated our qualified defined benefit pension plan (Plan Termination), as discussed in Note 11, Retirement and Benefit Plans. Prior to the Plan Termination, "Accumulated other comprehensive loss" on our Consolidated Balance Sheet included the stranded tax effects of our conversion from a limited liability company to a corporation in 2013 and the adoption of the Tax Cuts and Jobs Act (the "Tax Act") in 2017. Upon Plan Termination, these stranded tax effects of $38.8 million were required to be released into income tax expense under GAAP.

    During the years ended December 31, 2021 and 2020, cash paid for taxes, net of refunds received, was $260.1 million and $75.1 million, respectively. During the year ended December 31, 2019, income tax refunds received, net of cash taxes paid, was $1.4 million.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2021 and 2020, are summarized as follows:

	December 31, 2021	December 31, 2020
	(thousands)
Deferred tax assets
Employee benefits	$28,534	$29,258
Lease liabilities	24,956	25,057
Inventories	4,100	3,711
Foreign net operating loss carryforward	1,685	1,279
Other	7,170	6,921
Deferred tax assets	$66,445	$66,226

Deferred tax liabilities
Property and equipment	$(32,040)	$(45,652)
Right-of-use assets	(22,950)	(23,256)
Intangible assets and other	(6,850)	(6,823)
Other	(1,657)	(1,298)
Deferred tax liabilities	$(63,497)	$(77,029)

Total deferred tax assets (liabilities), net	$2,948	$(10,803)

    As of December 31, 2021, we have foreign net operating loss carryforwards of $11.1 million, which if unused, will expire in years 2032 through 2041. We have state income tax credits totaling $1.9 million as of December 31, 2021, which if unused will expire in years 2022 through 2032. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating loss and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

    The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2021	2020	2019
	(thousands)
Balance as of January 1	$1,780	$1,685	$1,850
Increases related to prior years' tax positions	—	97	—
Increases related to current years' tax positions	28	89	53
Decreases related to prior years' tax positions	(19)	—	—
Lapse of statute of limitations	(7)	(91)	(218)
Balance as of December 31	$1,782	$1,780	$1,685

    As of December 31, 2021, 2020, and 2019, we had $1.8 million, $1.8 million, and $1.7 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.8 million, $1.8 million, and $1.7 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

    We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2021, 2020, and 2019, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

    We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2018 to present remain open to examination in the U.S. and tax years 2017 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

5.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) and performance stock units (PSUs) as there are no conditions under which those shares will not be issued. For more information about common share activity during the period, see Note 13, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of the weighted average number of common shares outstanding during the period and other potentially dilutive weighted average common shares. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and PSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

    The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2021	2020	2019
	(thousands, except per-share data)
Net income	$712,486	$174,979	$80,925
Weighted average common shares outstanding during the period (for basic calculation)	39,420	39,277	39,039
Dilutive effect of other potential common shares	226	154	203
Weighted average common shares and potential common shares (for diluted calculation)	39,646	39,431	39,242

Net income per common share - Basic	$18.07	$4.45	$2.07
Net income per common share - Diluted	$17.97	$4.44	$2.06

    The computation of the dilutive effect of other potential common shares excludes stock awards representing no shares of common stock in both the years ended December 31, 2021 and 2020, and 0.1 million shares of common stock in the year ended December 31, 2019. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

7.    Acquisitions

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

    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2021 and 2020	$11,792	$48,590	$60,382

    At December 31, 2021 and 2020, intangible assets represented the values assigned to trade names and trademarks and customer relationships. The trade names and trademarks have indefinite lives and are not amortized. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. Amortization expense is expected to be approximately $1.1 million per year for the next five years.

    Intangible assets consisted of the following:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(5,999)	6,451
	$21,350	$(5,999)	$15,351

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(4,776)	7,674
	$21,350	$(4,776)	$16,574
9.    Debt

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,372)	(6,208)
Long-term debt	$444,628	$443,792

    At December 31, 2021, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2022	$—
2023	—
2024	—
2025	50,000
2026	—
Thereafter	400,000

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2021, was $346.0 million.

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

    At both December 31, 2021 and 2020, we had no borrowings outstanding under the Revolving Credit Facility and $4.0 million and $4.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount. During the year ended December 31, 2021, the minimum and maximum borrowings under the Revolving Credit Facility were zero and $28.0 million, respectively, and the average interest rate on borrowings was approximately 1.37%.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the year ended December 31, 2021, the average interest rate on the ABL Term Loan was approximately 1.85%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 0.9% during the year ended December 31, 2021.

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

Interest Rate Swaps

For information on interest rate swaps, see Interest Rate Risk of Note 15, Financial Instrument Risk.

Cash Paid for Interest

For the years ended December 31, 2021, 2020, and 2019, cash payments for interest were $21.5 million, $22.2 million, and $24.1 million, respectively.

10.    Leases

Lease Costs

    The components of lease expense were as follows:

	Year Ended December 31
	2021	2020	2019
	(thousands)
Operating lease cost	$13,817	$13,339	13,541
Finance lease cost
Amortization of right-of-use assets	2,403	2,210	1,616
Interest on lease liabilities	2,363	2,271	1,899
Variable lease cost	3,733	2,967	2,645
Short-term lease cost	5,159	4,115	4,614
Sublease income	(288)	(140)	(540)
Total lease cost	$27,187	$24,762	$23,775

Other Information

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2021	2020	2019
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,630	$13,018	13,508
Operating cash flows from finance leases	2,355	2,271	1,862
Financing cash flows from finance leases	1,525	1,307	783
Right-of-use assets obtained in exchange for lease obligations
Operating leases	10,160	8,310	4,211
Finance leases	2,108	9,969	2,637

Other information related to leases was as follows:

	December 31, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	15	15
Weighted-average discount rate
Operating leases	5.9%	6.4%
Finance leases	7.5%	7.7%

    As of December 31, 2021, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2022	$14,250	$4,014
2023	14,657	4,054
2024	12,593	4,051
2025	10,472	3,735
2026	6,415	3,580
Thereafter	24,308	36,809
Total future minimum lease payments	82,695	56,243
Less: interest	(16,528)	(22,671)
Total lease obligations	66,167	33,572
Less: current obligations	(10,904)	(1,674)
Long-term lease obligations	$55,263	$31,898

11.                               Retirement and Benefit Plans

    Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, and deferred compensation plans. Prior to 2021, our retirement plans also included a multiemployer health and welfare plan.

Defined Benefit Plans

    Some of our current or former employees are covered by noncontributory defined benefit pension plans. This includes nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009. We also had a qualified defined benefit pension plan (Pension Plan) that was eliminated in December 2020 (Plan Termination). Benefits under the Pension Plan were frozen for salaried employees since 2009 and substantially all eligible hourly employees since 2012. The following summarizes the recent Pension Plan activity:

•In conjunction with the Plan Termination, we purchased a buy-in group annuity contract (Buy-In) from The Prudential Insurance Company of America (Prudential), which was funded with plan assets on August 6, 2020. In addition, we froze accrual of all remaining benefits of hourly employees on our Pension Plan effective August 31, 2020. In anticipation of the Plan Termination, the Buy-In funded lump-sum payments made to eligible plan participants at their election, on or about December 2, 2020, after which, neither the Pension Plan nor Prudential had any further obligations to those participants.

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

Defined Contribution Plans

    We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2021, 2020, and 2019, company performance resulted in additional contributions in the range of 2% to 4%, 2% to 4%, and 1.6% to 3.1%, respectively, of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2021, 2020, and 2019, were $28.7 million, $23.4 million, and $19.8 million, respectively.

Defined Contributory Trust

    We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2021, 2020, and 2019 approximately 760, 735, and 1,215, respectively, of our employees participated in this plan. Effective in 2020, through collective bargaining negotiations, some of our employees no longer participate in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute 4.5% of the employee's earnings during 2021, 2020, and 2019. For certain other of these employees, we were required to contribute $0.90 per hour per active employee during 2020 and 2019. Company contributions to the multiemployer defined contributory trust plan were $1.9 million, $2.4 million, and $2.6 million, respectively, for each of the years ended December 31, 2021, 2020, and 2019. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

Deferred Compensation Plans

    We sponsor deferred compensation plans. Under the plans, participating employees and directors irrevocably elect each year to defer receipt of a portion of their compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years following the termination of their employment with the company. In addition, subject to plan revisions that became effective January 1, 2019, employee participants may also receive distributions of their deferred compensation accounts while still employed by the company. The deferred compensation plans are unfunded; therefore, benefits are paid from our general assets.

    For the years ended December 31, 2021, 2020, and 2019, we recognized $0.9 million, $1.0 million, and $1.1 million, respectively, of interest expense related to the plans. At December 31, 2021 and 2020, we had liabilities related to the plans of $3.3 million and $5.9 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $21.1 million and $19.8 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

    We have participated in a multiemployer health and welfare plan that covered medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. Effective November 30, 2020, through collective bargaining negotiations, our employees no longer participate in this plan. As of December 31, 2019, approximately 475 of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $6.40 per hour per active employee from June 1, 2018, to May 31, 2019. From June 1, 2019, to May 31, 2020, we were required to contribute $6.70 per hour per active employee. From June 1, 2020, to November 30, 2020, we were required to contribute $7.00 per hour per active employee. During the years ended December 31, 2020 and 2019, company contributions to the multiemployer health and welfare plan were $5.8 million and $6.7 million, respectively. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

Defined Benefit Obligations and Funded Status

At December 31, 2021 and 2020, our only remaining defined benefit plan obligations relate to unfunded nonqualified salaried pension plans that were frozen so that no future benefits have accrued since December 31, 2009. The following table, which includes only company-sponsored defined benefit plans, reconciles the beginning and ending balances of our projected benefit obligation and fair value of plan assets. We recognize the underfunded status of our defined benefit pension plans on our Consolidated Balance Sheets. We recognize changes in funded status in the year changes occur through other comprehensive income (loss).

	December 31
	2021	2020
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$4,887	$192,061
Service cost	—	668
Interest cost	95	5,893
Actuarial loss	(61)	18,605
Group annuity transactions (a)	—	(76,650)
Benefits paid (b)	(470)	(135,690)
Benefit obligation at end of year	4,451	4,887

Change in plan assets
Fair value of plan assets at beginning of year	—	168,651
Actual return on plan assets	—	30,930
Employer contributions	470	12,759
Group annuity transactions (a)	—	(76,650)
Benefits paid (b)	(470)	(135,690)
Fair value of plan assets at end of year	—	—

Underfunded status	$(4,451)	$(4,887)

Amounts recognized on our Consolidated Balance Sheets
Current liabilities	$(1,054)	$(367)
Noncurrent liabilities	(3,397)	(4,520)
Net liability	$(4,451)	$(4,887)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,401	$1,443
Prior service cost	—	—
Net loss recognized	$1,401	$1,443
______________________________________

(a)    See Defined Benefits Plans above for description of group annuity transactions.

(b)    See Defined Benefits Plans above for description of lump-sum payments.

    The accumulated benefit obligation for all defined benefit pension plans was $4.5 million and $4.9 million at December 31, 2021 and 2020, respectively. After the Plan Termination, the remaining accumulated benefit obligations are from our unfunded nonqualified defined benefit pension plans.

Net Periodic Benefit Cost and Other Comprehensive (Income) Loss

    The components of net periodic benefit cost and other amounts recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31
	2021	2020	2019
	(thousands)
Net periodic benefit cost
Service cost	$—	$668	$647
Interest cost	95	5,893	7,210
Expected return on plan assets	—	(5,493)	(5,903)
Amortization of actuarial (gain) loss	(19)	807	(175)
Plan settlement expense (a)	—	6,250	1,342
Net periodic benefit cost	76	8,125	3,121

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net actuarial (gain) loss	(61)	(6,832)	4,642
Amortization of actuarial gain (loss)	19	(807)	175
Effect of settlements	—	(6,250)	(1,342)
Total recognized in other comprehensive (income) loss	(42)	(13,889)	3,475
Total recognized in net periodic cost and other comprehensive (income) loss	$34	$(5,764)	$6,596
______________________________________

(a)    Plan settlement expense during the years ended December 31, 2020, and 2019 includes $6.3 million and $1.3 million, respectively, of settlement charges related to the transfers of pension plan assets to Prudential for the purchase of group annuity contracts, as well as lump-sum payments in 2020.

Assumptions for Qualified Defined Benefit Pension Plan

    As discussed above, we eliminated our qualified defined benefit pension plan in December 2020. The historical assumptions used in accounting for our qualified defined benefit pension plan were estimates of factors that determined, among other things, the amount and timing of contributions. The following table presents the assumptions used in the measurement of net periodic benefit cost:

	December 31
	2020	2019
Weighted average assumptions
Discount rate	3.10%	4.15%
Expected long-term rate of return on plan assets	3.50%	3.85%
Rate of compensation increases (a)	—%	—%
_______________________________________

(a)    Pension benefits for all salaried employees are frozen, resulting in an assumption for the rate of compensation increase of zero.

    Discount Rate Assumption. The discount rate reflected the current rate at which the pension obligations could have been settled at each measurement date of the plan. In all years presented, the discount rates were determined by matching the expected plan benefit payments against a spot rate yield curve constructed to replicate the yields of Aa-graded corporate bonds.

    Asset Return Assumption. Prior to the Plan Termination, we based our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which assets were invested. The weights we assigned each asset class were based on our investment strategy. Expected returns for the asset classes were based on long-term historical returns, inflation expectations, forecasted gross domestic product, earnings growth, and other economic factors. We developed our return assumption based on a review of the fund manager's estimates of future market expectations by broad asset class and expected long-term rates of return from external investment managers.

    Retirement and Mortality Rates. These rates were developed to reflect actual and projected plan experience. In 2020, we used the Pri-2012 mortality tables projected forward using MP-2020 on a generational basis. In 2019, we used the Pri-2012 mortality tables projected forward using MP-2019 on a generational basis.

Cash Flows

     Since 2012, we contributed a total of four company-owned real property locations from our BMD segment to our Pension Plan, which we then leased from the Pension Plan. These contributions constituted related party transactions. We determined that these contributed properties did not meet the accounting definition of a plan asset within the scope of Accounting Standards Codification 715, Compensation - Retirement Benefits, and, therefore, were not included in plan assets and had no impact on the net pension liability. However, the lease payments and payments for the repurchase of the contributed properties were recorded as pension contributions. During the years ended December 31, 2020 and 2019, we repurchased two and one, respectively, of the real property locations we previously had contributed to our Pension Plan for approximately $11.4 million (the 2020 Repurchases) and $3.6 million (the 2019 Repurchase), respectively, which were recorded as pension contributions.

    For the year ended December 31, 2021, we paid $0.5 million in cash to the nonqualified pension plan participants. For the years ended December 31, 2020 and 2019, we made cash contributions to both our qualified and nonqualified pension plans totaling $12.8 million and $5.2 million, respectively. During 2020, cash contributions include $11.4 million for the 2020 Repurchases and $0.6 million of lease payments. During 2019, cash contributions include $3.6 million for the 2019 Repurchase and $1.1 million of lease payments. Since Plan Termination, we have no federally required contributions to the Pension Plan. All nonqualified pension benefit payments are paid by company, and we expect to make cash payments of approximately $1 million to the nonqualified pension plan participants in 2022.

12.    Long-Term Incentive Compensation Plans

Stock-Based Compensation

    In April 2016, we adopted the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which superseded the 2013 Incentive Compensation Plan (2013 Incentive Plan). After the effective date of the 2016 Incentive Plan, no awards may be granted under the 2013 Incentive Plan. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, cash-based compensation, and performance awards. Directors, officers, and other employees, as well as consultants and advisors, are eligible for grants under the 2016 Incentive Plan. These awards are at the discretion of the Compensation Committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2016 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid when the awards vest. Shares issued pursuant to awards under the incentive plans are from our authorized, but unissued shares. The maximum number of shares approved for grant under the 2016 Incentive Plan is 3.7 million shares.

In 2021, 2020, and 2019, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). As of December 31, 2021, 2.3 million shares remained available for future issuance under the 2016 Incentive Plan.
    PSU and RSU Awards

    In 2021, we granted 73,265 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $52.45. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2021 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less current liabilities, excluding short-term debt. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2021 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by our Compensation Committee in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    In 2020 and 2019, we granted 94,850 and 110,923 PSUs, at a weighted average grant date fair value of $36.45 and $29.48, respectively, to our officers and other employees, subject to performance and service conditions. During the 2020 performance period, officers and other employees both earned 200% of the target based on Boise Cascade’s 2020 ROIC and EBITDA, as applicable, determined by our Compensation Committee in accordance with the related grant agreements. During the 2019 performance period, officers and other employees earned 93% and 96%, respectively, of the target based on Boise Cascade’s 2019 ROIC and EBITDA, as applicable, determined by our Compensation Committee in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    In 2021, 2020, and 2019, we granted an aggregate of 101,059, 125,716, and 167,861 RSUs, at a weighted average grant date fair value of $52.95, $36.45, and $29.13, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2021, 2020, and 2019, the total fair value of PSUs and RSUs vested was $9.2 million, $11.1 million, and $11.4 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2021:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2020	196,340	$35.34	212,766	$34.24
Granted	73,265	52.45	101,059	52.95
Performance condition adjustment (a)	94,850	36.45	—	—
Vested	(68,223)	38.70	(106,200)	35.64
Forfeited	(50,022)	37.43	(46,325)	34.07
Outstanding, December 31, 2021	246,210	$39.50	161,300	$45.08
__________________

(a)    Represents additional PSUs granted during the year ended December 31, 2021, related to the 2020 performance condition adjustment described above.

    Compensation Expense

    We record compensation expense over the awards' vesting period and account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures. Any shares not vested are forfeited. We recognize compensation expense for stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our share-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs and RSUs, net of forfeitures, was as follows:

	Year Ended December 31
	2021	2020	2019
	(thousands)
PSUs	$4,240	$3,795	$3,340
RSUs	3,671	4,025	4,633
Total	$7,911	$7,820	$7,973

    For each of the years ended December 31, 2021, 2020, and 2019, the related tax benefit was $2.0 million. As of December 31, 2021, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $10.4 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Long-Term Incentive Cash Plan

    In 2021, 2020, and 2019, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides participants with the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, determined in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

    In 2021, 2020, and 2019, we recognized $5.3 million, $3.9 million, and $2.2 million, respectively, of LTI Cash Plan expense, which is recorded in "Materials, labor, and other operating expenses (excluding depreciation)," "Selling and distribution expenses," or "General and administrative expenses" in our Consolidated Statements of Operations. During the 2020 and 2019 performance periods, cash awards earned 200% and 96%, respectively, of the target based on Boise Cascade’s 2020 and 2019 EBITDA, respectively, determined by our Compensation Committee in accordance with the related grant agreements.

13.    Stockholders' Equity

    Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2021 and 2020. We had 44,697,880 and 44,568,299 shares of common stock issued and 39,330,807 and 39,201,226 shares of common stock outstanding as of December 31, 2021 and 2020, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2021, 2020, and 2019:

	Dividends Per Share	Amount Paid
2021		(in thousands)
First Quarter (a)	$0.10	$4,440
Second Quarter (b)	2.10	3,933
Third Quarter (b)	0.10	82,596
Fourth Quarter (b)	3.12	122,712
Total	$5.42	$213,681

2020
First Quarter (a)	$0.10	$4,645
Second Quarter	0.10	3,917
Third Quarter (c)	1.70	3,991
Fourth Quarter (c)	0.10	66,642
Total	$2.00	$79,195

2019
First Quarter (a)	$0.09	$4,053
Second Quarter	0.09	3,509
Third Quarter	0.09	3,508
Fourth Quarter (d)	1.10	42,884
Total	$1.37	$53,954
__________________

(a)Includes payments of dividend equivalents on RSUs and PSUs which vested in first quarter of each year.

(b)During second quarter 2021, our board of directors declared a supplemental dividend of $2.00 per share on our common stock, which was paid in the third quarter 2021. During fourth quarter 2021, our board of directors declared and paid a supplemental dividend of $3.00 per share on our common stock.

(c)During third quarter 2020, our board of directors declared a supplemental dividend of $1.60 per share on our common stock, which was paid in fourth quarter 2020.

(d)During fourth quarter 2019, our board of directors declared and paid a supplemental dividend of $1.00 per share of our common stock.

    On February 7, 2022, our board of directors declared a dividend of $0.12 per share of our common stock, payable on March 15, 2022, to stockholders of record on February 22, 2022. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 9, Debt.

Future dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant.

Stock Repurchase

    On February 25, 2015, our board of directors authorized a two million share repurchase program (Program) pursuant to which we may, from time to time, purchase shares of our common stock through various means including, without limitation, open market transactions, privately negotiated transactions, or accelerated share repurchase transactions. We are not obligated to purchase any shares and there is no set date that the Program will expire. The board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2021, 2020 and 2019, we did not purchase any shares under the Program. As of December 31, 2021, there were 496,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2021	2020	2019
	(thousands)
Beginning Balance, net of taxes	$(1,078)	$(50,248)	$(47,652)
Net actuarial gain (loss), before taxes	61	6,832	(4,642)
Amortization of actuarial (gain) loss, before taxes (a)	(19)	807	(175)
Effect of settlements, before taxes (a)	—	6,250	1,342
Income taxes (b)	(11)	35,281	879
Ending Balance, net of taxes	$(1,047)	$(1,078)	$(50,248)
___________________________________

(a)    Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11, Retirement and Benefit Plans.

(b)    For the year ended December 31, 2020, income taxes included $38.8 million related to the release of stranded tax effects upon Plan Termination, as discussed in Note 4, Income Taxes.

14.                                      Transactions With Related Party

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $13.4 million, $12.6 million, and $16.5 million, respectively, during the years ended December 31, 2021, 2020, and 2019. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $84.4 million, $70.6 million, and $81.7 million, respectively, during the years ended December 31, 2021, 2020, and 2019. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

15.    Financial Instrument Risk

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2021, 2020, and 2019, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by various economic and industry factors, including industry operating rates, the impact of COVID-19 on residential construction, net import and export activity, transportation constraints or disruptions, inventory levels in various distribution channels, and seasonal demand patterns.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2021, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate of 1.007%, and this swap expires in February 2022 (Initial Swap). During second quarter 2020, we entered into another forward interest rate swap agreement which commences on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million will be due on a monthly basis at an annual fixed rate of 0.39%, and this swap expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. At December 31, 2020, we recorded a long-term liability of $0.6 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

16.                               Segment Information

    We operate our business using two reportable segments: Wood Products and BMD. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. Our chief operating decision maker reviews the performance of the company based on these segments. For a description of the products sold by our segments, see Note 3, Revenues.

    Unallocated corporate costs include corporate support staff services, related assets and liabilities, and nonqualified pension plan activity. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in corporate.

    The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the year ended December 31, 2021, one customer accounted for 12% of total sales and for the year ended December 31, 2020, one customer accounted for 11% of total sales, when combining sales from Wood Products and BMD to those customers. For the year ended December 31, 2019, no customers accounted for 10% or more of total sales. Sales to foreign unaffiliated customers were approximately $128 million, $71 million, and $76 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

    At December 31, 2021, 2020, and 2019, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2021	2020	2019
	(millions)
Wood Products (a)
LVL (b)	$4.3	$18.4	$39.5
I-joists (b)	(6.8)	7.3	22.1
Other engineered wood products (b)	43.0	23.9	26.8
Plywood and veneer	539.3	332.7	255.1
Lumber	81.8	54.7	52.5
Byproducts	71.2	68.6	75.1
Other	19.3	17.1	34.7
	752.0	522.8	505.7

Building Materials Distribution
Commodity	3,704.7	2,309.9	1,725.4
General line	2,164.8	1,762.3	1,580.7
Engineered wood products	1,304.6	879.9	831.6
	7,174.1	4,952.0	4,137.7
	$7,926.1	$5,474.8	$4,643.4
  ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the years ended December 31, 2021, 2020, and 2019, approximately 78%, 80%, and 77%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2021	2020	2019
	(thousands)
Net sales by segment
Wood Products	$1,970,804	$1,323,901	$1,275,167
Building Materials Distribution	7,174,278	4,952,018	4,137,719
Intersegment eliminations (a)	(1,218,971)	(801,081)	(769,482)
Total net sales	$7,926,111	$5,474,838	$4,643,404

Segment operating income (loss)
Wood Products (b)	$531,235	$127,720	$54,197
Building Materials Distribution	481,085	247,494	116,236
Total segment operating income	1,012,320	375,214	170,433
Unallocated corporate costs	(40,517)	(40,185)	(33,974)
Income from operations	$971,803	$335,029	$136,459

Depreciation and amortization
Wood Products (c)	$55,249	$71,141	$57,671
Building Materials Distribution	24,007	22,460	20,769
Corporate	1,497	1,568	1,701
Total depreciation and amortization	$80,753	$95,169	$80,141

Capital expenditures
Wood Products	$48,280	$38,230	$53,460
Building Materials Distribution (d)	57,557	39,976	40,722
Corporate	681	1,223	4,214
Total capital expenditures	$106,518	$79,429	$98,396
__________________

(a)Primarily represents intersegment sales from our Wood Products segment to our BMD segment. During 2021, 2020, and 2019, approximately 62%, 61%, and 60%, respectively, of Wood Products' overall sales were to our BMD segment.

(b)Wood Products segment operating income for the year ended December 31, 2020, included $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 6, Curtailment of Manufacturing Facility.

(c)Depreciation and amortization for Wood Products includes $15.0 million of accelerated depreciation to fully depreciate the curtailed I-joist production assets at our Roxboro, North Carolina facility during first quarter 2020. For more information, see Note 6, Curtailment of Manufacturing Facility.

(d)Capital spending in 2021 for BMD includes approximately $15 million to purchase a BMD property in Walton, Kentucky to expand our service capabilities in the Cincinnati and surrounding markets. Capital spending in 2019 for BMD includes $15.7 million for the acquisition of a wholesale building material distribution location in Birmingham, Alabama. For more information, see Note 7, Acquisitions.

	December 31
	2021	2020
	(thousands)
Assets
Wood Products	$720,811	$605,359
Building Materials Distribution	1,192,365	957,177
Corporate	659,464	403,182
Total assets	$2,572,640	$1,965,718

17.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We have commitments for leases and long-term debt that are discussed further in Note 9, Debt, and Note 10, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

We are a party to a number of long-term log supply agreements. At December 31, 2021, our total obligation for log purchases under contracts with third parties was approximately $190 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility and ABL Term Loan, described in Note 9, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

    Boise Cascade has issued $400.0 million of 4.875% senior notes due in 2030. At December 31, 2021, $400.0 million of the 2030 Notes were outstanding. The 2030 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 9, Debt, for more information.

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

    We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2021, we are not aware of any material liabilities arising from these indemnifications.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

    Customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates payable to third parties. The Company provides engineered wood products (EWP) rebates at various stages of the supply chain (including dealers and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. As of December 31, 2021, the Company has recorded $138.1 million of rebates payable to third parties of which $117.5 million represents payables related to EWP rebates.
We identified the rebates payable for EWP as a critical audit matter. Evaluating the Company's estimate of the year-end rebates payable for EWP, which is based on a sell-through model as EWP products transition through the supply chain, required a high degree of subjective auditor judgment. Specifically, the estimate required significant auditor judgment because it is challenging, due to the time lag of information, to estimate sales subject to rebate as the products transition through the supply chain from the Company's wholesale distribution customers to dealers and homebuilders.
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
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2022

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

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

    Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2021, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2021, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

ITEM 9C.    HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT DISCLOSURES

    Not applicable.

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
Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections “Proposal No. 1 - Election of Nine Director Nominees,” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022, to be filed with the Commission no later than 120 days after December 31, 2021, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022, to be filed with the Commission no later than 120 days after December 31, 2021, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference from information contained under the sections "Stock Ownership" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022, to be filed with the Commission no later than 120 days after December 31, 2021, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022, to be filed with the Commission no later than 120 days after December 31, 2021, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

The information required by this Item is incorporated herein by reference from information contained under the section "Audit Committee Report" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2022, to be filed with the Commission no later than 120 days after December 31, 2021, in accordance with General Instruction G(3) to the Form 10-K.

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

–Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019.

–Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019.

–Consolidated Balance Sheets as of December 31, 2021 and 2020.

–Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.

–Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020, and 2019.

–Notes to Consolidated Financial Statements.

–Reports of Independent Registered Public Accounting Firm.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of Boise Cascade Company effective May 29, 2020	10-K	001-35805	3.1	2/22/2021

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016	10-Q	001-35805	3.2	7/28/2016

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030	10-Q	001-35805	4.1	10/30/2020

4.2	Form of 4.875% Senior Note due 2030 (included as Exhibit 1 to Appendix to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.3	Form of 4.875% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35805	4.4	2/24/2020

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Sixth Amendment to Amended and Restated Credit Agreement, dated March 13, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/7/2020

10.9	Seventh Amendment to Amended and Restated Credit Agreement, dated July 27, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/30/2020

10.10	Notes Purchase Agreement, dated as of August 16, 2016, by and among Boise Cascade Company, the guarantors party thereto, and Wells Fargo Securities, LLC, as representative of the several Initial Purchasers relating to the offer and sale of the 5.625% Senior Notes due 2024	10-Q	001-35805	10.1	10/26/2016

10.11	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.12	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.13+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.14+	Boise Cascade Company Supplemental Early Retirement Plan for Executive Officers, as amended through July 31, 2013	S-4	333-191191	10.18	9/16/2013

10.15+	Boise Cascade Company Supplemental Life Plan, as amended through July 31, 2013	S-4	333-191191	10.19	9/16/2013

10.16+	Pension Plan Group Annuity Contract, effective April 25, 2018	10-K	001-35805	10.15	2/26/2019

10.17+	Pension Plan Group Annuity Contract, effective August 10, 2018	10-K	001-35805	10.16	2/26/2019

10.18+	Pension Plan Group Annuity Contract, effective August 6, 2020	10-Q	001-35805	10.1	11/1/2021

10.19+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.20+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.21+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.22+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.23+	Form of Indemnification Agreement for directors and executive officers					X

10.24+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.25+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.26+	Form of Severance Agreement between Boise Cascade Company and executive officers	8-K	001-35805	10.1	8/30/2016

10.27+	Form of 2019 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/7/2019

10.28+	Form of 2019 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/7/2019

10.29+	Form of 2020 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/7/2020

10.30+	Form of 2020 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.3	5/7/2020

10.31+	Form of 2021 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/6/2021

10.32+	Form of 2021 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/6/2021

14.1	Boise Cascade Company Code of Ethics	8-K	001-35805	14.1	2/26/2018

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Nathan R. Jorgensen
Nathan R. Jorgensen
Chief Executive Officer

Date:  February 22, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

Principal Executive Officer:

/s/ Nathan R. Jorgensen	Chief Executive Officer, Director
Nathan R. Jorgensen

Principal Financial & Accounting Officer:

/s/ Kelly E. Hibbs	Senior Vice President, Chief Financial Officer and Treasurer
Kelly E. Hibbs

Directors:

/s/ Thomas E. Carlile	/s/ Mack L. Hogans
Thomas E. Carlile, Chairman	Mack L. Hogans

/s/ Steven C. Cooper	/s/ Kristopher J. Matula
Steven C. Cooper	Kristopher J. Matula

/s/ Richard H. Fleming	/s/ Duane C. McDougall
Richard H. Fleming	Duane C. McDougall

/s/ Karen E. Gowland	/s/ Christopher J. McGowan
Karen E. Gowland	Christopher J. McGowan

/s/ David H. Hannah	/s/ Sue Y. Taylor
David H. Hannah	Sue Y. Taylor