Form 10-Q
period 2022-03-31
BOISE CASCADE Co
filed 2022-05-05
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,447,442 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 29, 2022.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2022	2021
	(thousands, except per-share data)
Sales	$2,326,282	$1,821,316

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,729,896	1,450,434
Depreciation and amortization	20,543	19,539
Selling and distribution expenses	146,651	120,917
General and administrative expenses	26,052	25,262
Other (income) expense, net	(2,488)	(97)
	1,920,654	1,616,055

Income from operations	405,628	205,261

Foreign currency exchange gain	132	154
Pension expense (excluding service costs)	(171)	(19)
Interest expense	(6,254)	(5,875)
Interest income	65	59
Change in fair value of interest rate swaps	2,066	1,024
	(4,162)	(4,657)

Income before income taxes	401,466	200,604
Income tax provision	(98,866)	(51,448)
Net income	$302,600	$149,156

Weighted average common shares outstanding:
Basic	39,474	39,355
Diluted	39,768	39,630

Net income per common share:
Basic	$7.67	$3.79
Diluted	$7.61	$3.76

Dividends declared per common share	$0.12	$0.10

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31
	2022	2021
	(thousands)
Net income	$302,600	$149,156
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $5 and $(1), respectively	16	(4)
Effect of settlements, net of tax of $32 and $—, respectively	98	—
Other comprehensive income (loss), net of tax	114	(4)
Comprehensive income	$302,714	$149,152

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	March 31, 2022	December 31, 2021
	(thousands)
ASSETS
Current
Cash and cash equivalents	$922,721	$748,907
Receivables
Trade, less allowances of $3,110 and $2,054	665,136	444,325
Related parties	184	211
Other	14,926	17,692
Inventories	804,668	660,671
Prepaid expenses and other	15,270	14,072
Total current assets	2,422,905	1,885,878

Property and equipment, net	491,395	495,240
Operating lease right-of-use assets	60,007	62,663
Finance lease right-of-use assets	28,409	29,057
Timber deposits	8,954	9,461
Goodwill	60,382	60,382
Intangible assets, net	15,045	15,351
Deferred income taxes	8,822	6,589
Other assets	10,008	8,019
Total assets	$3,105,927	$2,572,640

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2022	December 31, 2021
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$493,732	$334,985
Related parties	1,557	1,498
Accrued liabilities
Compensation and benefits	103,778	128,518
Income taxes payable	93,393	—
Interest payable	4,998	9,886
Other	182,705	165,859
Total current liabilities	880,163	640,746

Debt
Long-term debt	444,836	444,628

Other
Compensation and benefits	28,062	28,365
Operating lease liabilities, net of current portion	52,449	55,263
Finance lease liabilities, net of current portion	31,451	31,898
Deferred income taxes	5,112	3,641
Other long-term liabilities	15,165	15,480
	132,239	134,647

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,815 and 44,698 shares issued, respectively	448	447
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	541,737	543,249
Accumulated other comprehensive loss	(933)	(1,047)
Retained earnings	1,246,346	948,879
Total stockholders' equity	1,648,689	1,352,619
Total liabilities and stockholders' equity	$3,105,927	$2,572,640

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2022	2021
	(thousands)
Cash provided by (used for) operations
Net income	$302,600	$149,156
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	20,993	19,950
Stock-based compensation	2,392	2,092
Pension expense	171	19
Deferred income taxes	(729)	(2,244)
Change in fair value of interest rate swaps	(2,066)	(1,024)
Other	(2,412)	4
Decrease (increase) in working capital
Receivables	(218,018)	(161,833)
Inventories	(143,997)	(108,220)
Prepaid expenses and other	(3,227)	(2,444)
Accounts payable and accrued liabilities	147,425	125,064
Pension contributions	(655)	(78)
Income taxes payable	95,352	52,565
Other	1,116	(756)
Net cash provided by operations	198,945	72,251

Cash provided by (used for) investment
Expenditures for property and equipment	(17,448)	(13,301)
Proceeds from sales of assets and other	2,581	136
Net cash used for investment	(14,867)	(13,165)

Cash provided by (used for) financing
Dividends paid on common stock	(5,939)	(4,440)
Tax withholding payments on stock-based awards	(3,930)	(2,729)
Other	(395)	(317)
Net cash used for financing	(10,264)	(7,486)

Net increase in cash and cash equivalents	173,814	51,600

Balance at beginning of the period	748,907	405,382

Balance at end of the period	$922,721	$456,982

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619
Net income							302,600	302,600
Other comprehensive income						114		114
Common stock issued	117	1						1
Stock-based compensation					2,392			2,392
Common stock dividends ($0.12 per share)							(5,133)	(5,133)
Tax withholding payments on stock-based awards					(3,930)			(3,930)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at March 31, 2022	44,815	$448	5,367	$(138,909)	$541,737	$(933)	$1,246,346	$1,648,689

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

    We operate our business using two reportable segments: (1) Wood Products, which primarily manufactures EWP and plywood, and (2) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 10, Segment Information.

Consolidation

    The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2021 Form 10-K and the other reports we file with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

Accounting Policies

    The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K.

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

Revenue Recognition

    Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 10, Segment Information.

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $56.3 million and $46.5 million, for the three months ended March 31, 2022 and 2021, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2022 and December 31, 2021, we had $147.2 million and $138.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2022 and December 31, 2021, we had $10.4 million and $13.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

    Inventories included the following (work in process is not material):

	March 31, 2022	December 31, 2021
	(thousands)
Finished goods and work in process	$712,938	$573,908
Logs	51,437	47,401
Other raw materials and supplies	40,293	39,362
	$804,668	$660,671

Property and Equipment

    Property and equipment consisted of the following asset classes:

	March 31, 2022	December 31, 2021
	(thousands)
Land	$51,564	$51,564
Buildings	179,044	178,323
Improvements	67,539	66,492
Mobile equipment, information technology, and office furniture	194,395	191,134
Machinery and equipment	739,626	735,979
Construction in progress	37,533	35,912
	1,269,701	1,259,404
Less: accumulated depreciation	(778,306)	(764,164)
	$491,395	$495,240

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2022 and December 31, 2021, we held $859.1 million and $701.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2022 and December 31, 2021, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $391.0 million and $420.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2022, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million were due on a monthly basis at an annual fixed rate of 1.007%, and this swap expired in February 2022 (Initial Swap). During 2020, we entered into another forward interest rate swap agreement which commenced on the expiration date of the Initial Swap. Payments on this interest rate swap with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate of 0.39%, and this swap expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2022, we recorded a long-term asset of $3.3 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

    We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2022, receivables from two customers accounted for approximately 18% and 12% of total receivables. At December 31, 2021, receivables from these two customers accounted for approximately 20% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

    In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU requires an acquirer to account for revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The updated guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements and disclosures.

    There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Income Taxes

    For the three months ended March 31, 2022 and 2021, we recorded $98.9 million and $51.4 million, respectively, of income tax expense and had an effective rate of 24.6% and 25.6%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    During the three months ended March 31, 2022 and 2021, cash paid for taxes, net of refunds received, were $4.2 million and $1.0 million, respectively.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2022	2021
	(thousands, except per-share data)
Net income	$302,600	$149,156
Weighted average common shares outstanding during the period (for basic calculation)	39,474	39,355
Dilutive effect of other potential common shares	294	275
Weighted average common shares and potential common shares (for diluted calculation)	39,768	39,630

Net income per common share - Basic	$7.67	$3.79
Net income per common share - Diluted	$7.61	$3.76

    The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in both the three months ended March 31, 2022 and 2021. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Debt

    Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,164)	(5,372)
Long-term debt	$444,836	$444,628

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2022 was $346.0 million.

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

    At both March 31, 2022 and December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility and $4.0 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the three months ended March 31, 2022, the average interest rate on the ABL Term Loan was approximately 1.92%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 0.9% during the three months ended March 31, 2022.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the three months ended March 31, 2022 and 2021, cash payments for interest were $10.6 million and $8.7 million, respectively.

6.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended March 31
	2022	2021
	(thousands)
Operating lease cost	$3,561	$3,363
Finance lease cost
Amortization of right-of-use assets	626	606
Interest on lease liabilities	587	592
Variable lease cost	1,034	785
Short-term lease cost	1,312	1,083
Sublease income	(112)	(30)
Total lease cost	$7,008	$6,399

Other Information

    Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2022	2021
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	3,440	3,250
Operating cash flows from finance leases	587	586
Financing cash flows from finance leases	422	380
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	—
Finance leases	—	—

    Other information related to leases was as follows:

	March 31, 2022	December 31, 2021

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	15	15
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	7.5%	7.5%

    As of March 31, 2022, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2022	$10,810	$3,014
2023	14,657	4,058
2024	12,593	4,051
2025	10,472	3,735
2026	6,415	3,580
Thereafter	24,308	36,809
Total future minimum lease payments	79,255	55,247
Less: interest	(15,625)	(22,084)
Total lease obligations	63,630	33,163
Less: current obligations	(11,181)	(1,712)
Long-term lease obligations	$52,449	$31,451

7.    Stock-Based Compensation

    In first quarter 2022 and 2021, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the three months ended March 31, 2022, we granted 66,180 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2022 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less current liabilities, excluding short-term debt. For our other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2022 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    During the three months ended March 31, 2021, we granted 73,265 PSUs to our officers and other employees, subject to performance and service conditions. During the 2021 performance period, officers and other employees both earned 200% of the target based on Boise Cascade’s 2021 ROIC and EBITDA, as applicable, determined by our Compensation Committee and executive management in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    During the three months ended March 31, 2022 and 2021, we granted an aggregate of 81,523 and 96,622 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2022 and 2021, the total fair value of PSUs and RSUs vested was $12.0 million and $9.2 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2022:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	246,210	$39.50	161,300	$45.08
Granted	66,180	79.81	81,523	79.81
Performance condition adjustment (a)	64,399	52.45	—	—
Vested	(58,935)	34.41	(91,327)	43.47
Forfeited	—	—	—	—
Outstanding, March 31, 2022	317,854	$51.46	151,496	$64.74
_______________________________

(a)    Represents additional PSUs granted during the three months ended March 31, 2022, related to the 2021 performance condition adjustment described above.

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

	Three Months Ended March 31
	2022	2021
	(thousands)
PSUs	$1,306	$1,089
RSUs	1,086	1,003
Total	$2,392	$2,092

    The related tax benefit for the three months ended March 31, 2022 and 2021, was $0.6 million and $0.5 million respectively. As of March 31, 2022, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $20.5 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

8.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the three months ended March 31, 2022 and 2021, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

    On May 5, 2022, our board of directors declared a quarterly dividend of $0.12 per share on our common stock, as well as a supplemental dividend of $2.50 per share on our common stock, both payable on June 15, 2022, to stockholders of record on June 1, 2022. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 5, Debt.

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

Accumulated Other Comprehensive Loss
    The following table details the changes in accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
	(thousands)
Beginning balance, net of taxes	$(1,047)	$(1,078)
Amortization of actuarial (gain) loss, before taxes (a)	21	(5)
Effect of settlements, before taxes (a)	130	—
Income taxes	(37)	1
Ending balance, net of taxes	$(933)	$(1,082)
___________________________________

(a)    Represents amounts reclassified from accumulated other comprehensive loss. These amounts are included in the computation of net periodic pension cost.

9.    Transactions With Related Party

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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.7 million and $3.3 million, respectively, during the three months ended March 31, 2022 and 2021. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $20.8 million and $20.3 million, respectively, during the three months ended March 31, 2022 and 2021. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

10.    Segment Information

    We operate our business using two reportable segments: Wood Products and BMD. Unallocated corporate costs are presented as reconciling items to arrive at operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended March 31
	2022	2021
	(millions)
Wood Products (a)
LVL (b)	$1.7	$6.0
I-joists (b)	(2.2)	4.8
Other engineered wood products (b)	11.8	10.6
Plywood and veneer	161.2	122.9
Lumber	17.7	18.9
Byproducts	19.1	17.6
Other	5.2	5.8
	214.5	186.5

Building Materials Distribution
Commodity	1,102.0	906.2
General line	615.1	472.7
Engineered wood products	394.7	255.9
	2,111.8	1,634.8
	$2,326.3	$1,821.3
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the three months ended March 31, 2022 and 2021, approximately 79% and 78%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

    An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2022	2021
	(thousands)
Net sales by segment
Wood Products	$558,944	$432,335
Building Materials Distribution	2,111,833	1,634,777
Intersegment eliminations (a)	(344,495)	(245,796)
Total net sales	$2,326,282	$1,821,316

Segment operating income
Wood Products	$190,116	$97,052
Building Materials Distribution	225,892	120,219
Total segment operating income	416,008	217,271
Unallocated corporate costs	(10,380)	(12,010)
Income from operations	$405,628	$205,261
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

11.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2022, there have been no material changes to the above commitments disclosed in the 2021 Form 10-K.

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

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2022, there have been no material changes to the guarantees disclosed in the 2021 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2021 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2021 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

    Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. For more information, see Note 10, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

    We recorded income from operations of $405.6 million during the three months ended March 31, 2022, compared with income from operations of $205.3 million during the three months ended March 31, 2021. In our Wood Products segment, income increased $93.1 million to $190.1 million for the three months ended March 31, 2022, from $97.1 million for the three months ended March 31, 2021, due primarily to higher EWP and plywood sales prices, offset partially by higher wood fiber and other manufacturing costs. In our BMD segment, income increased $105.7 million to $225.9 million for the three months ended March 31, 2022, from $120.2 million for the three months ended March 31, 2021, driven by a gross margin increase of $133.6 million, resulting from improved gross margins across substantially all product lines. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $25.5 million and $1.6 million, respectively. These changes are discussed further in "Our Operating Results" below.

    We ended first quarter 2022 with $922.7 million of cash and cash equivalents and $346.0 million of undrawn committed bank line availability, for total available liquidity of $1,268.7 million. We had $444.8 million of outstanding debt at March 31, 2022. We generated $173.8 million of cash during the three months ended March 31, 2022, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the three month comparative periods are discussed in "Liquidity and Capital Resources" below.

    Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Current demographics in the United States (U.S.), as well as continuation of work-from-home practices by many in the economy, continue to create a favorable demand environment for new residential construction. We expect demand to remain strong during 2022, with April 2022 Blue Chip Economic Indicators consensus forecasts for 2022 single- and multi-family housing starts in the U.S. of 1.65 million units compared with actual housing starts of 1.60 million in 2021, as reported by the U.S. Census Bureau. In addition, limited new and existing home inventory availability and the age of the U.S. housing stock will continue to provide a favorable backdrop for residential construction and repair-and-remodel spending. Although we believe that current U.S. demographics support the forecasted level of housing starts, and many national home builders are reporting strong near-term backlogs, labor shortages and supply induced constraints on residential construction activity may continue to extend build times and limit activity. In addition, the pace of residential construction and repair-and-remodeling activity may be affected by the economic impact of the cost of building materials and construction, housing affordability, increasing mortgage interest rates, wage growth, prospective home buyers' access to financing, and consumer confidence, as well as other factors.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Our first quarter 2022 financial results were favorably impacted by higher commodity wood products pricing compared to pricing in the same period last year, as well as rising prices for EWP and general line products. Current composite panel and lumber prices have declined by approximately 24% and 15% from levels at the end of first quarter 2022. We expect future commodity product pricing and commodity input costs to be volatile in response to capacity restoration and industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. EWP and general line products have historically experienced limited price volatility, and we expect the firm pricing environment to continue during 2022.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2021 Form 10-K.

Our Operating Results

    The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
	(millions)
Sales	$2,326.3	$1,821.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,729.9	1,450.4
Depreciation and amortization	20.5	19.5
Selling and distribution expenses	146.7	120.9
General and administrative expenses	26.1	25.3
Other (income) expense, net	(2.5)	(0.1)
	1,920.7	1,616.1

Income from operations	$405.6	$205.3

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	74.4%	79.6%
Depreciation and amortization	0.9	1.1
Selling and distribution expenses	6.3	6.6
General and administrative expenses	1.1	1.4
Other (income) expense, net	(0.1)	—
	82.6%	88.7%

Income from operations	17.4%	11.3%

Sales Volumes and Prices

    Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31
	2022	2021
	(thousands)
U.S. Housing Starts (a)
Single-family	265.3	255.4
Multi-family	129.5	102.4
	394.8	357.8

	(thousands)
Segment Sales
Wood Products	$558,944	$432,335
Building Materials Distribution	2,111,833	1,634,777
Intersegment eliminations	(344,495)	(245,796)
Total sales	$2,326,282	$1,821,316

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.4
I-joists (equivalent lineal feet)	65	72
Plywood (sq. ft.) (3/8" basis)	317	303

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$26.40	$19.00
I-joists (1,000 equivalent lineal feet)	1,877	1,319
Plywood (1,000 sq. ft.) (3/8" basis)	689	556

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	52.2%	55.4%
General line	29.1%	28.9%
Engineered wood	18.7%	15.7%

Gross margin percentage (b)	18.0%	15.1%
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

Sales

    For the three months ended March 31, 2022, total sales increased $505.0 million, or 28%, to $2,326.3 million from $1,821.3 million during the three months ended March 31, 2021. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2022, U.S. housing starts increased 10%, with single-family starts up 4% from the same period in 2021. Average composite lumber and average composite panel prices for the three months ended March 31, 2022 were 26% and 23% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

    Wood Products.  Sales, including sales to our BMD segment, increased $126.6 million, or 29%, to $558.9 million for the three months ended March 31, 2022, from $432.3 million for the three months ended March 31, 2021. The increase in sales was driven by higher sales prices for I-joists and LVL (collectively referred to as EWP) of 42% and 39%, respectively, resulting in increased sales of $36.4 million and $34.3 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements. Higher sales prices for plywood of 24% resulted in increased sales of $42.1 million. In addition, sales volumes for plywood and LVL increased 4% and 6%, respectively, resulting in increased sales of $7.6 million and $5.4 million, respectively. Price increases for laminated beam and OSB rimboard combined increased sales by $10.1 million. These increases were offset partially by a 9% decrease in sales volumes for I-joists, resulting in decreased sales of $8.2 million.

    Building Materials Distribution.  Sales increased $477.1 million, or 29%, to $2,111.8 million for the three months ended March 31, 2022, from $1,634.8 million for the three months ended March 31, 2021. Compared with the same quarter in the prior year, the overall increase in sales was driven by sales price increases of 29%, as sales volumes were flat. By product line, commodity sales increased 22%, or $195.9 million; general line product sales increased 30%, or $142.4 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 54%, or $138.8 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) increased $279.5 million, or 19%, to $1,729.9 million for the three months ended March 31, 2022, compared with $1,450.4 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher per-unit costs of logs of approximately 9% compared with first quarter 2021, as well as increased other manufacturing costs. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 990 basis points, which was primarily due to higher EWP and plywood sales prices, resulting in improved leveraging of wood fiber costs, labor costs, and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher product prices, compared with first quarter 2021. However, the BMD segment MLO rate improved 290 basis points compared with first quarter 2021 due primarily by improved gross margin percentages across substantially all product lines, driven by an increasing price environment during first quarter 2022.

    Depreciation and amortization expenses increased $1.0 million, or 5%, to $20.5 million for the three months ended March 31, 2022, compared with $19.5 million during the same period in the prior year. The increase was due primarily to purchases of property and equipment.

    Selling and distribution expenses increased $25.7 million, or 21%, to $146.7 million for the three months ended March 31, 2022, compared with $120.9 million during the same period in the prior year, due primarily to higher employee-related expenses, including base pay increases, special bonuses, and sales and incentive compensation of $17.4 million, as well as higher shipping and handling costs of $5.2 million. In addition, travel and entertainment expenses and occupancy expenses increased $1.3 million and $1.2 million, respectively.

    General and administrative expenses increased $0.8 million, or 3%, to $26.1 million for the three months ended March 31, 2022, compared with $25.3 million for the same period in the prior year. The increase was due primarily to higher employee wages and travel and entertainment expenses of $1.1 million and $0.5 million, respectively, offset partially by lower officer incentive compensation accruals of $0.6 million.

    For the three months ended March 31, 2022 other (income) expense, net, was $2.5 million of income, which primarily included earn-out income related to a previous asset sale in our Wood Products segment.

Income From Operations

    Income from operations increased $200.4 million to $405.6 million for the three months ended March 31, 2022, compared with $205.3 million for the three months ended March 31, 2021.

    Wood Products.  Segment income increased $93.1 million to $190.1 million for the three months ended March 31, 2022, compared with $97.1 million for the three months ended March 31, 2021. The increase in segment income was due primarily to higher EWP and plywood sales prices. These increases in segment income were offset partially by higher wood fiber costs and other manufacturing costs.

    Building Materials Distribution.  Segment income increased $105.7 million to $225.9 million for the three months ended March 31, 2022, from $120.2 million for the three months ended March 31, 2021. The increase in segment income was driven by a gross margin increase of $133.6 million, resulting from improved gross margins across substantially all product lines compared with first quarter 2021. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $25.5 million and $1.6 million, respectively.

    Corporate.  Unallocated corporate expenses decreased $1.6 million to $10.4 million for the three months ended March 31, 2022, from $12.0 million for the same period in the prior year. The decrease was due primarily to lower officer incentive compensation accruals.

Other

    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three months ended March 31, 2022 and 2021, we recorded $98.9 million and $51.4 million, respectively, of income tax expense and had an effective rate of 24.6% and 25.6%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

    We ended first quarter 2022 with $922.7 million of cash and cash equivalents and $444.8 million of debt. At March 31, 2022, we had $1,268.7 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $173.8 million of cash during the three months ended March 31, 2022, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the three month comparative periods are noted below.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2022 from cash on hand and, if necessary, borrowings under our revolving credit facility. We also estimate remitting between $165 million and $185 million of income tax payments during second quarter 2022 for estimated payments on 2022 income.

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

	Three Months Ended March 31
	2022	2021
	(thousands)
Net cash provided by operations	$198,945	$72,251
Net cash used for investment	(14,867)	(13,165)
Net cash used for financing	(10,264)	(7,486)

Operating Activities

    For the three months ended March 31, 2022, our operating activities generated $198.9 million of cash, compared with $72.3 million of cash generated in the same period in 2021. The $126.7 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. This increase in cash was offset partially by an increase in working capital of $217.8 million during the three months ended March 31, 2022, compared with a $147.4 million increase for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, increased $3.2 million compared to the prior year.

    The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 49% and 46%, comparing sales for the months of March 2022 and 2021 with sales for the months of December 2021 and 2020, respectively. Inventories increased during both periods primarily due to increased cost of inventory purchased for resale and higher production costs for our manufactured products. The increase in accounts payable and accrued liabilities provided $147.4 million of cash during the three months ended March 31, 2022, compared with $125.1 million in the same period a year ago. The increase in accounts payable and accrued liabilities as of March 31, 2022 was related to the increase in inventories and higher accrued rebates, offset partially by employee incentive compensation payouts made during the quarter. During the three months ended March 31, 2021, seasonal increases in inventory in preparation for the spring building season and extended terms offered by major vendors to our BMD segment led to the increase in accounts payable. This increase in accounts payable was offset partially by decreases in accrued liabilities, most notably annual employee incentive compensation payouts made during first quarter 2021.

Investment Activities

    During the three months ended March 31, 2022 and 2021, we used $17.4 million and $13.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the three months ended March 31, 2022, we received $2.5 million of earn-out income related to a previous asset sale in our Wood Products segment.

    We expect capital expenditures in 2022 to total approximately $110 million to $130 million. We expect our capital spending in 2022 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2022 capital expenditures range includes funding to complete our BMD organic expansions in Ohio, Kentucky, and Minnesota, and a new dryer at our Chester, South Carolina, veneer and plywood plant. This level of capital expenditures could increase or decrease as a result of a number of factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

    During the three months ended March 31, 2022, our financing activities used $10.3 million of cash, including $5.9 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2022, we did not borrow under our revolving credit facility, and therefore have no borrowing outstanding on the facility as of March 31, 2022.

    During the three months ended March 31, 2021, our financing activities used $7.5 million of cash, including $4.4 million for common stock dividend payments and $2.7 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2021, we did not borrow under our revolving credit facility.

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

    For more information related to our debt transactions and structure, and our dividend policy, see the discussion in Note 5, Debt, and Note 8, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

    For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. As of March 31, 2022, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2021.

Guarantees

    Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2022, there have been no material changes to the guarantees disclosed in our 2021 Form 10-K.

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

Employees

    As of May 1, 2022, we had approximately 6,140 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of May 1, 2022, we had ten collective bargaining agreements. Two agreements covering approximately 780 employees at our Oakdale and Florien plywood plants expired on July 15, 2021, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 120 employees at our Canadian EWP facility is set to expire on December 31, 2022. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2022, there have been no material changes to financial market risks disclosed in our 2021 Form 10-K.

Environmental

    As of March 31, 2022, there have been no material changes to environmental issues disclosed in our 2021 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.

Critical Accounting Estimates

    Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. At March 31, 2022, there have been no material changes to our critical accounting estimates from those disclosed in our 2021 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. As of March 31, 2022, there have been no material changes in our exposure to market risk from those disclosed in our 2021 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

    This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2021 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.          OTHER INFORMATION

    None.

ITEM 6.          EXHIBITS

    Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022

Number	Description

10.1	Form of 2022 Restricted Stock Unit Agreement

10.2	Form of 2022 Performance Stock Unit Agreement

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  May 5, 2022