Form 10-Q
period 2022-06-30
BOISE CASCADE Co
filed 2022-08-01
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,447,709 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 29, 2022.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands, except per-share data)
Sales	$2,278,072	$2,443,161	$4,604,354	$4,264,477

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,797,948	1,864,523	3,527,844	3,314,957
Depreciation and amortization	20,694	20,420	41,237	39,959
Selling and distribution expenses	134,279	130,736	280,930	251,653
General and administrative expenses	27,701	17,988	53,753	43,250
Other (income) expense, net	375	(281)	(2,113)	(378)
	1,980,997	2,033,386	3,901,651	3,649,441

Income from operations	297,075	409,775	702,703	615,036

Foreign currency exchange gain (loss)	(499)	147	(367)	301
Pension expense (excluding service costs)	(41)	(19)	(212)	(38)
Interest expense	(6,317)	(6,347)	(12,571)	(12,222)
Interest income	1,385	51	1,450	110
Change in fair value of interest rate swaps	394	(25)	2,460	999
	(5,078)	(6,193)	(9,240)	(10,850)

Income before income taxes	291,997	403,582	693,463	604,186
Income tax provision	(73,886)	(101,026)	(172,752)	(152,474)
Net income	$218,111	$302,556	$520,711	$451,712

Weighted average common shares outstanding:
Basic	39,544	39,442	39,509	39,399
Diluted	39,763	39,688	39,762	39,633

Net income per common share:
Basic	$5.52	$7.67	$13.18	$11.47
Diluted	$5.49	$7.62	$13.10	$11.40

Dividends declared per common share	$2.62	$2.10	$2.74	$2.20

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands)
Net income	$218,111	$302,556	$520,711	$451,712
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $5, $(1), $10, and $(2), respectively	16	(3)	32	(7)
Effect of settlements, net of tax of $—, $—, $32, and $—, respectively	—	—	98	—
Other comprehensive income (loss), net of tax	16	(3)	130	(7)
Comprehensive income	$218,127	$302,553	$520,841	$451,705

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2022	December 31, 2021
	(thousands)
ASSETS
Current
Cash and cash equivalents	$1,032,987	$748,907
Receivables
Trade, less allowances of $2,047 and $2,054	575,601	444,325
Related parties	149	211
Other	16,471	17,692
Inventories	803,607	660,671
Prepaid expenses and other	19,645	14,072
Total current assets	2,448,460	1,885,878

Property and equipment, net	493,817	495,240
Operating lease right-of-use assets	62,302	62,663
Finance lease right-of-use assets	27,768	29,057
Timber deposits	7,828	9,461
Goodwill	60,382	60,382
Intangible assets, net	14,743	15,351
Deferred income taxes	8,760	6,589
Other assets	11,112	8,019
Total assets	$3,135,172	$2,572,640

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2022	December 31, 2021
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$435,843	$334,985
Related parties	1,382	1,498
Accrued liabilities
Compensation and benefits	123,222	128,518
Interest payable	9,890	9,886
Other	198,740	165,859
Total current liabilities	769,077	640,746

Debt
Long-term debt	445,045	444,628

Other
Compensation and benefits	30,031	28,365
Operating lease liabilities, net of current portion	54,867	55,263
Finance lease liabilities, net of current portion	31,000	31,898
Deferred income taxes	25,262	3,641
Other long-term liabilities	14,905	15,480
	156,065	134,647

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,815 and 44,698 shares issued, respectively	448	447
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	544,748	543,249
Accumulated other comprehensive loss	(917)	(1,047)
Retained earnings	1,359,615	948,879
Total stockholders' equity	1,764,985	1,352,619
Total liabilities and stockholders' equity	$3,135,172	$2,572,640

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2022	2021
	(thousands)
Cash provided by (used for) operations
Net income	$520,711	$451,712
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	42,240	40,826
Stock-based compensation	5,403	3,503
Pension expense	212	38
Deferred income taxes	19,287	(10,481)
Change in fair value of interest rate swaps	(2,460)	(999)
Other	(1,987)	1,017
Decrease (increase) in working capital
Receivables	(129,993)	(219,112)
Inventories	(142,936)	(225,006)
Prepaid expenses and other	(7,602)	(7,448)
Accounts payable and accrued liabilities	127,935	248,139
Pension contributions	(794)	(153)
Income taxes payable	4,507	7,253
Other	1,533	1,890
Net cash provided by operations	436,056	291,179

Cash provided by (used for) investment
Expenditures for property and equipment	(40,808)	(31,502)
Proceeds from sales of assets and other	2,864	500
Net cash used for investment	(37,944)	(31,002)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	28,000
Payments of long-term debt, including revolving credit facility	—	(28,000)
Dividends paid on common stock	(109,291)	(8,373)
Tax withholding payments on stock-based awards	(3,930)	(2,729)
Other	(811)	(690)
Net cash used for financing	(114,032)	(11,792)

Net increase in cash and cash equivalents	284,080	248,385

Balance at beginning of the period	748,907	405,382

Balance at end of the period	$1,032,987	$653,767

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619
Net income							302,600	302,600
Other comprehensive income						114		114
Common stock issued	117	1						1
Stock-based compensation					2,392			2,392
Common stock dividends ($0.12 per share)							(5,133)	(5,133)
Tax withholding payments on stock-based awards					(3,930)			(3,930)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at March 31, 2022	44,815	$448	5,367	$(138,909)	$541,737	$(933)	$1,246,346	$1,648,689
Net income							218,111	218,111
Other comprehensive income						16		16
Stock-based compensation					3,011			3,011
Common stock dividends ($2.62 per share)							(104,842)	(104,842)
Balance at June 30, 2022	44,815	$448	5,367	$(138,909)	$544,748	$(917)	$1,359,615	$1,764,985

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

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $56.0 million and $49.7 million, for the three months ended June 30, 2022 and 2021, respectively, and $112.3 million and $96.2 million for the six months ended June 30, 2022 and 2021, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from “Materials, labor, and other operating expenses (excluding depreciation)” provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2022 and December 31, 2021, we had $165.4 million and $138.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2022 and December 31, 2021, we had $11.8 million and $13.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

    Inventories included the following (work in process is not material):

	June 30, 2022	December 31, 2021
	(thousands)
Finished goods and work in process	$715,767	$573,908
Logs	46,434	47,401
Other raw materials and supplies	41,406	39,362
	$803,607	$660,671

Property and Equipment

    Property and equipment consisted of the following asset classes:

	June 30, 2022	December 31, 2021
	(thousands)
Land	$53,339	$51,564
Buildings	180,582	178,323
Improvements	68,243	66,492
Mobile equipment, information technology, and office furniture	199,136	191,134
Machinery and equipment	748,359	735,979
Construction in progress	36,051	35,912
	1,285,710	1,259,404
Less: accumulated depreciation	(791,893)	(764,164)
	$493,817	$495,240

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2022 and December 31, 2021, we held $963.7 million and $701.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2022 and December 31, 2021, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $350.0 million and $420.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the London Interbank Offered Rate (LIBOR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate LIBOR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2022, we had $50.0 million of variable-rate debt outstanding based on one-month LIBOR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

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

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2022, we recorded a long-term asset of $3.7 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

    We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2022, receivables from two customers accounted for approximately 20% and 13% of total receivables. At December 31, 2021, receivables from these two customers accounted for approximately 20% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

    In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU requires an acquirer to account for revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. This ASU is applicable to our fiscal year beginning January 1, 2023, and the impact of its adoption on our consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

    There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Income Taxes

    For the three and six months ended June 30, 2022, we recorded $73.9 million and $172.8 million, respectively, of income tax expense and had an effective rate of 25.3% and 24.9%, respectively. During the three and six months ended June 30, 2022, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2021, we recorded $101.0 million and $152.5 million, respectively, of income tax expense and had an effective rate of 25.0% and 25.2%, respectively. During the three and six months ended June 30, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    During the six months ended June 30, 2022 and 2021, cash paid for taxes, net of refunds received, were $149.1 million and $155.5 million, respectively.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands, except per-share data)
Net income	$218,111	$302,556	$520,711	$451,712
Weighted average common shares outstanding during the period (for basic calculation)	39,544	39,442	39,509	39,399
Dilutive effect of other potential common shares	219	246	253	234
Weighted average common shares and potential common shares (for diluted calculation)	39,763	39,688	39,762	39,633

Net income per common share - Basic	$5.52	$7.67	$13.18	$11.47
Net income per common share - Diluted	$5.49	$7.62	$13.10	$11.40

    The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million and no shares of common stock, respectively, in the three months ended June 30, 2022 and 2021, and 0.1 million and 0.2 million shares of common stock, respectively, in the six months ended June 30, 2022 and 2021. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Acquisition

    On June 10, 2022, we announced that we and our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., had entered into a Securities Purchase Agreement, dated June 9, 2022, with Coastal Forest Resources Company (“CFRC”) to purchase 100% of the equity interest of CFRC's wholly-owned subsidiary, Coastal Plywood Company, and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama (the "Acquisition"). The Acquisition was completed on July 25, 2022, for a purchase price of $517 million, inclusive of estimated working capital at closing of $27 million, which is subject to post-closing adjustments. We funded the Acquisition and related costs with cash on hand. These facilities will provide incremental stress rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, the Havana plywood operation will improve our mix of specialty plywood products and is well positioned geographically to support plywood demand in the southeastern U.S.

    As a result of the limited time since the acquisition date and the ongoing status of the valuation, the initial accounting for the business combination is incomplete at the time of this filing. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired, liabilities assumed, and goodwill. This information will be included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

6.    Debt

    Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(thousands)
Asset-based revolving credit facility due 2025	$—	$—
Asset-based credit facility term loan due 2025	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(4,955)	(5,372)
Long-term debt	$445,045	$444,628

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below 10% of the aggregate revolving lending commitments (or $35 million). Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2022 was $346.0 million.

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

    At both June 30, 2022 and December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility and $4.0 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either LIBOR or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for LIBOR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). During the six months ended June 30, 2022, the average interest rate on the ABL Term Loan was approximately 2.23%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.2% during the six months ended June 30, 2022.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the six months ended June 30, 2022 and 2021, cash payments for interest were $11.3 million and $9.6 million, respectively.

7.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands)
Operating lease cost	$3,585	$3,363	$7,146	$6,725
Finance lease cost
Amortization of right-of-use assets	621	598	1,246	1,204
Interest on lease liabilities	587	591	1,175	1,183
Variable lease cost	1,087	939	2,122	1,724
Short-term lease cost	1,340	1,165	2,652	2,248
Sublease income	(112)	(31)	(224)	(62)
Total lease cost	$7,108	$6,625	$14,117	$13,022

Other Information

    Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30
	2022	2021
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6,932	6,656
Operating cash flows from finance leases	1,173	1,177
Financing cash flows from finance leases	838	752
Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,997	—
Finance leases	—	—

    Other information related to leases was as follows:

	June 30, 2022	December 31, 2021

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	14	15
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	7.5%	7.5%

    As of June 30, 2022, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2022	$7,318	$2,011
2023	14,657	4,058
2024	12,593	4,051
2025	10,472	3,735
2026	7,326	3,580
Thereafter	30,469	36,809
Total future minimum lease payments	82,835	54,244
Less: interest	(16,776)	(21,496)
Total lease obligations	66,059	32,748
Less: current obligations	(11,192)	(1,748)
Long-term lease obligations	$54,867	$31,000

8.    Stock-Based Compensation

    In first quarter 2022 and 2021, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the six months ended June 30, 2022, we granted 66,180 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% and 200% of the target amount, depending upon Boise Cascade's 2022 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less current liabilities, excluding short-term debt. For our other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2022 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

    During the six months ended June 30, 2022 and 2021, we granted an aggregate of 86,164 and 99,588 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest over a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2022 and 2021, the total fair value of PSUs and RSUs vested was $12.0 million and $9.2 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2022:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	246,210	$39.50	161,300	$45.08
Granted	66,180	79.81	86,164	80.00
Performance condition adjustment (a)	64,399	52.45	—	—
Vested	(58,935)	34.41	(91,594)	43.58
Forfeited	—	—	(1,236)	79.83
Outstanding, June 30, 2022	317,854	$51.46	154,634	$65.15
_______________________________
(a)    Represents additional PSUs granted during the six months ended June 30, 2022, related to the 2021 performance condition adjustment described above.

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

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands)
PSUs	$1,695	$745	$3,001	$1,834
RSUs	1,317	666	2,402	1,669
Total	$3,012	$1,411	$5,403	$3,503

    The related tax benefit for the six months ended June 30, 2022 and 2021, was $1.3 million and $0.9 million respectively. As of June 30, 2022, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $18.8 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

9.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2022 and 2021, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

    On July 28, 2022, our board of directors declared a quarterly dividend of $0.12 per share on our common stock, payable on September 15, 2022, to stockholders of record on September 1, 2022. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Stock Repurchase Program

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase is in addition to the remaining authorized shares under our prior common stock repurchase program. The total combined authorization is approximately 2.0 million shares. Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the program at any time.

Accumulated Other Comprehensive Loss
    The following table details the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands)
Beginning balance, net of taxes	$(933)	$(1,082)	$(1,047)	$(1,078)
Amortization of actuarial (gain) loss, before taxes (a)	21	(4)	42	(9)
Effect of settlements, before taxes (a)	—	—	130	—
Income taxes	(5)	1	(42)	2
Ending balance, net of taxes	$(917)	$(1,085)	$(917)	$(1,085)
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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.5 million and $3.4 million, respectively, during the three months ended June 30, 2022 and 2021, and $7.2 million and $6.7 million, respectively, during the six months ended June 30, 2022 and 2021. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $23.5 million and $20.7 million, respectively, during the three months ended June 30, 2022 and 2021, and $44.3 million and $41.0 million, respectively, during the six months ended June 30, 2022 and 2021. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(millions)
Wood Products (a)
LVL (b)	$(9.5)	$3.7	$(7.8)	$9.7
I-joists (b)	(12.5)	3.1	(14.7)	7.9
Other engineered wood products (b)	13.1	12.6	24.9	23.2
Plywood and veneer	112.1	201.2	273.3	324.1
Lumber	20.9	25.7	38.6	44.6
Byproducts	19.3	19.0	38.3	36.6
Other	3.5	5.1	8.7	10.9
	146.9	270.5	361.3	457.0

Building Materials Distribution
Commodity	956.3	1,308.8	2,058.1	2,215.1
General line	700.5	566.5	1,315.8	1,039.1
Engineered wood products	474.4	297.4	869.1	553.3
	2,131.2	2,172.7	4,243.0	3,807.5
	$2,278.1	$2,443.2	$4,604.4	$4,264.5
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For both the six months ended June 30, 2022 and 2021, approximately 78% of Wood Products' EWP sales volumes were to our BMD segment.

    An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands)
Net sales by segment
Wood Products	$536,030	$594,569	$1,094,974	$1,026,904
Building Materials Distribution	2,131,200	2,172,744	4,243,033	3,807,521
Intersegment eliminations (a)	(389,158)	(324,152)	(733,653)	(569,948)
Total net sales	$2,278,072	$2,443,161	$4,604,354	$4,264,477

Segment operating income
Wood Products	$154,101	$213,761	$344,217	$310,813
Building Materials Distribution	154,308	206,338	380,200	326,557
Total segment operating income	308,409	420,099	724,417	637,370
Unallocated corporate costs	(11,334)	(10,324)	(21,714)	(22,334)
Income from operations	$297,075	$409,775	$702,703	$615,036
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2022, there have been no material changes to the above commitments disclosed in the 2021 Form 10-K.

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

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2022, there have been no material changes to the guarantees disclosed in the 2021 Form 10-K.

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

Executive Overview

    We recorded income from operations of $297.1 million during the three months ended June 30, 2022, compared with income from operations of $409.8 million during the three months ended June 30, 2021. In our Wood Products segment, income decreased $59.7 million to $154.1 million for the three months ended June 30, 2022, from $213.8 million for the three months ended June 30, 2021, due primarily to lower sales prices of plywood and lower plywood and EWP sales volumes, offset partially by higher EWP sales prices. In our BMD segment, income decreased $52.0 million to $154.3 million for the three months ended June 30, 2022, from $206.3 million for the three months ended June 30, 2021, driven by a gross margin decrease of $44.5 million, resulting from a decline in commodity prices during the second quarter 2022. The negative impacts from commodity price declines were offset partially by improved gross margin percentages for EWP and general line products. These changes are discussed further in "Our Operating Results" below.

    We ended second quarter 2022 with $1,033.0 million of cash and cash equivalents and $346.0 million of undrawn committed bank line availability, for total available liquidity of $1,379.0 million. We had $445.0 million of outstanding debt at June 30, 2022. We generated $284.1 million of cash during the six months ended June 30, 2022, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six month comparative periods are discussed in "Liquidity and Capital Resources" below.

On July 25, 2022, we and our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest of Coastal Forest Resources Company's (“CFRC”) wholly-owned subsidiary, Coastal Plywood Company, and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama, (the "Acquisition") for a purchase price of $517 million, inclusive of estimated working capital at closing of $27 million, which is subject to post-closing adjustments. We funded the Acquisition and related costs with cash on hand. These facilities will provide incremental stress rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, the Havana plywood operation will improve our mix of specialty plywood products and is well positioned geographically to support plywood demand in the southeastern U.S.

    Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Consensus forecasts for 2022 single- and multi-family housing starts in the U.S are around 1.6 million units, or essentially flat compared to 2021. We believe that current U.S. demographics and limited new and existing home inventory support this level of housing starts. In addition, the age of U.S. housing stock and elevated levels of homeowner equity provide a favorable backdrop for repair-and-remodel spending. However, recent monetary policy shifts to increase interest rates to combat high levels of inflation have significantly increased mortgage rates and created a great deal of uncertainty broadly across the U.S. economy. As such, we expect the pace of new residential construction in second half of 2022 to slow due to home affordability constraints and a weakening economy. While potentially tempered by an economic slowdown, we anticipate the primary drivers of repair-and-remodeling activity to continue to be supportive of homeowners' further investment in their residences.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. We expect future commodity product pricing and commodity input costs to be volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. EWP and general line products have historically experienced limited price volatility, but are also subject to price erosion as economic activity slows.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2021 Form 10-K.

Our Operating Results

    The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(millions)
Sales	$2,278.1	$2,443.2	$4,604.4	$4,264.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,797.9	1,864.5	3,527.8	3,315.0
Depreciation and amortization	20.7	20.4	41.2	40.0
Selling and distribution expenses	134.3	130.7	280.9	251.7
General and administrative expenses	27.7	18.0	53.8	43.3
Other (income) expense, net	0.4	(0.3)	(2.1)	(0.4)
	1,981.0	2,033.4	3,901.7	3,649.4

Income from operations	$297.1	$409.8	$702.7	$615.0

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	78.9%	76.3%	76.6%	77.7%
Depreciation and amortization	0.9	0.8	0.9	0.9
Selling and distribution expenses	5.9	5.4	6.1	5.9
General and administrative expenses	1.2	0.7	1.2	1.0
Other (income) expense, net	—	—	—	—
	87.0%	83.2%	84.7%	85.6%

Income from operations	13.0%	16.8%	15.3%	14.4%

Sales Volumes and Prices

    Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(thousands)
U.S. Housing Starts (a)
Single-family	298.9	309.3	565.7	564.8
Multi-family	151.2	126.2	274.1	228.4
	450.1	435.5	839.8	793.2

	(thousands)
Segment Sales
Wood Products	$536,030	$594,569	$1,094,974	$1,026,904
Building Materials Distribution	2,131,200	2,172,744	4,243,033	3,807,521
Intersegment eliminations	(389,158)	(324,152)	(733,653)	(569,948)
Total sales	$2,278,072	$2,443,161	$4,604,354	$4,264,477

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.7	9.2	9.1
I-joists (equivalent lineal feet)	69	76	135	147
Plywood (sq. ft.) (3/8" basis)	281	338	598	641

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$28.47	$19.63	$27.43	$19.33
I-joists (1,000 equivalent lineal feet)	2,066	1,363	1,974	1,342
Plywood (1,000 sq. ft.) (3/8" basis)	569	878	633	726

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	44.9%	60.2%	48.5%	58.2%
General line	32.9%	26.1%	31.0%	27.3%
Engineered wood	22.2%	13.7%	20.5%	14.5%

Gross margin percentage (b)	13.9%	15.6%	15.9%	15.4%
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

Sales

    For the three months ended June 30, 2022, total sales decreased $165.1 million, or 7%, to $2,278.1 million from $2,443.2 million during the three months ended June 30, 2021. For the six months ended June 30, 2022, total sales increased $339.9 million, or 8%, to $4,604.4 million from $4,264.5 million for the same period in the prior year. As described below, the change in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2022, total U.S. housing starts increased 3% driven by an increase in multi-family housing starts compared to the same period in 2021. However, single-family housing starts decreased 3% compared to the prior year quarter. On a year-to-date basis through June 2022, total housing starts increased 6%, while single-family housing starts remained flat when compared with the same period in 2021. Average composite panel and average composite lumber prices for the three months ended June 30, 2022 were 43% and 35% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. For the six months ended June 30, 2022, average composite panel and average composite lumber prices were 17% and 8% lower, respectively, compared with the same period in the prior year.

    Wood Products.  Sales, including sales to our BMD segment, decreased $58.6 million, or 10%, to $536.0 million for the three months ended June 30, 2022, from $594.6 million for the three months ended June 30, 2021. The decrease in sales was driven by lower sales prices and sales volumes for plywood of 35% and 17%, respectively, resulting in decreased sales of $86.9 million and $50.1 million, respectively. Plywood sales volumes decreased primarily as a result of downtime to replace an existing dryer at our Chester, South Carolina, plywood facility, as well as staffing shortages at our Western Oregon plywood facility. In addition, lower sales volumes for I-joists and LVL (collectively referred to as EWP) of 8% and 3%, respectively, resulted in decreased sales of $8.5 million and $2.4 million, respectively. EWP sales volumes decreased primarily related to veneer availability, labor shortages, and transportation constraints. These decreases were offset partially by higher sales prices for I-joists and LVL of 52% and 45%, respectively, resulting in increased sales of $48.8 million and $40.6 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements.

    For the six months ended June 30, 2022, sales, including sales to our BMD segment, increased $68.1 million, or 7%, to $1,095.0 million from $1,026.9 million for the same period in the prior year. The increase in sales was driven by higher sales prices for I-joists and LVL of 47% and 42%, respectively, resulting in increased sales of $85.3 million and $74.7 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements. Higher sales volumes for LVL of 2% resulted in increased sales of $3.1 million. In addition, price increases for laminated beam and OSB rimboard combined increased sales by $20.0 million. These increases were offset partially by lower sales prices and sales volumes for plywood of 13% and 7%, respectively, resulting in decreased sales of $55.7 million and $31.5 million, respectively. In addition, lower sales volumes for I-joists and lumber of 8% and 16%, respectively, resulted in decreased sales of $16.7 million and $6.9 million.

    Building Materials Distribution.  Sales decreased $41.5 million, or 2%, to $2,131.2 million for the three months ended June 30, 2022, from $2,172.7 million for the three months ended June 30, 2021. Compared with the same quarter in the prior year, the overall decrease in sales was driven by a sales volume decrease of 4%, offset partially by a sales price increase of 2%. By product line, commodity sales decreased 27%, or $352.4 million; general line product sales increased 24%, or $134.0 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 59%, or $176.9 million.

    During the six months ended June 30, 2022, sales increased $435.5 million, or 11%, to $4,243.0 million from $3,807.5 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by a sales price increase of 13%, offset partially by a sales volume decrease of 2%. By product line, commodity sales decreased 7%, or $157.0 million; general line product sales increased 27%, or $276.6 million; and sales of EWP increased 57%, or $315.9 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) decreased $66.6 million, or 4%, to $1,797.9 million for the three months ended June 30, 2022, compared with $1,864.5 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased due to lower sales volumes, offset partially by higher per-unit costs of logs of approximately 5%, compared with second quarter 2021. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 610 basis points. The increase in MLO rate was primarily the result of lower plywood sales prices, as well as lower sales volumes, which resulted in higher per-unit labor, wood fiber, and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher product prices, compared with second quarter 2021. The BMD segment MLO rate increased 180 basis points compared with second quarter 2021. The increase in MLO rate was driven by a declining commodity price environment during the second quarter 2022, offset partially by improved margins on our EWP and general line product sales. In our BMD Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments generally result in declines in sales and profitability, as we experienced in commodity products during second quarter 2022.

    For the six months ended June 30, 2022, materials, labor, and other operating expenses (excluding depreciation) increased $212.9 million or 6%, to $3,527.8 million, compared with $3,315.0 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher per-unit costs of logs of approximately 7% compared with the first half of 2021, as well as increased labor and other manufacturing costs. However, the MLO rate in our Wood Products segment decreased by 100 basis points, which was primarily due to higher EWP sales prices, resulting in improved leveraging of wood fiber costs and labor costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher product prices, compared with the first half of 2021. However, the BMD segment MLO rate improved 50 basis points as a decrease in commodity product margins compared with the first half of 2021 was more than offset by improved sales of EWP and general line products, which typically have higher margins than commodity products.

    Depreciation and amortization expenses increased $0.3 million, or 1%, to $20.7 million for the three months ended June 30, 2022, compared with $20.4 million during the same period in the prior year. For the six months ended June 30, 2022, these expenses increased $1.3 million, or 3%, to $41.2 million, compared with $40.0 million in the same period in the prior year. The increases in both periods were due primarily to purchases of property and equipment.

    Selling and distribution expenses increased $3.5 million, or 3%, to $134.3 million for the three months ended June 30, 2022, compared with $130.7 million during the same period in the prior year, due primarily to higher shipping and handling costs of $5.7 million, as well as increased discretionary expenses related to travel and entertainment and professional fees of $2.2 million. These increases were offset partially by lower employee-related expenses related to sales and incentive compensation of $4.7 million. For the six months ended June 30, 2022, selling and distribution expenses increased $29.3 million, or 12%, to $280.9 million, compared with $251.7 million during the same period in 2021, due primarily to higher employee-related expenses, including base pay increases, special bonuses, and sales and incentive compensation of $12.7 million, as well as higher shipping and handling costs of $11.0 million. In addition, travel and entertainment expenses and occupancy expenses increased $2.6 million and $2.4 million, respectively.

    General and administrative expenses increased $9.7 million, or 54%, to $27.7 million for the three months ended June 30, 2022, compared with $18.0 million for the same period in the prior year, due to higher employee-related expenses of $6.7 million, most of which relates to incentive compensation. In addition, employee-related expenses were reduced in the three months ended June 30, 2021 due to the departure of two officers and related forfeiture of accrued incentive compensation. Discretionary expenses related to professional fees and travel and entertainment also increased $2.8 million during the three months ended June 30, 2022 compared with the same period in the prior year. For the six months ended June 30, 2022, general and administrative expenses increased $10.5 million, or 24%, to $53.8 million, compared with $43.3 million during the same period in 2021. The increase was primarily the result of higher employee-related expenses, including base pay increases, special bonuses, and incentive compensation of $7.2 million. In addition, discretionary expenses related to professional fees and travel and entertainment increased $3.5 million.

    Other (income) expense, net for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2021, was insignificant. For the six months ended June 30, 2022, other (income) expense, net, was $2.1 million of income, which included $2.5 million of earn-out income from a previous asset sale in our Wood Products segment.

Income From Operations

    Income from operations decreased $112.7 million to $297.1 million for the three months ended June 30, 2022, compared with $409.8 million for the three months ended June 30, 2021. Income from operations increased $87.7 million to $702.7 million for the six months ended June 30, 2022, compared with $615.0 million for the six months ended June 30, 2021.

    Wood Products.  Segment income decreased $59.7 million to $154.1 million for the three months ended June 30, 2022, compared with $213.8 million for the three months ended June 30, 2021. The decrease in segment income was due primarily to lower plywood sales prices, as well as higher per-unit labor, wood fiber, and other manufacturing costs due in part to lower plywood and EWP sales volumes. These decreases in segment income were offset partially by higher EWP sales prices.

    For the six months ended June 30, 2022, segment income increased $33.4 million to $344.2 million from $310.8 million for the six months ended June 30, 2021. The increase in segment income was due primarily to higher EWP sales prices. This increase in segment income was offset partially by lower plywood sales prices, lower plywood and EWP sales volumes, and higher wood fiber costs and other manufacturing costs.

    Building Materials Distribution.  Segment income decreased $52.0 million to $154.3 million for the three months ended June 30, 2022, from $206.3 million for the three months ended June 30, 2021. The decrease in segment income was driven by lower sales volumes and a gross margin decrease of $44.5 million, resulting from a decline in commodity prices during the second quarter 2022. However, the negative impacts from commodity price declines were offset partially by margin improvements for both EWP and general line products. In addition, general and administrative and selling and distribution expenses increased $3.3 million and $2.0 million, respectively.

    For the six months ended June 30, 2022, segment income increased $53.6 million to $380.2 million from $326.6 million for the six months ended June 30, 2021. The increase in segment income was driven by a gross margin increase of $89.1 million, resulting from improved gross margins on EWP and general line products, offset partially by decreased gross margins on commodity products. The margin improvement was also offset partially by increased selling and distribution expenses and general and administrative expenses of $27.5 million and $5.0 million, respectively.

    Corporate.  Unallocated corporate expenses increased $1.0 million to $11.3 million for the three months ended June 30, 2022, from $10.3 million for the same period in the prior year. The increase was primarily due to higher employee-related expenses and professional fees. During the three months ended June 30, 2021, employee-related expenses were lower due to the departure of an officer and related forfeiture of accrued incentive compensation. In addition, as part of our self-insured risk retention program, corporate absorbed approximately $3.4 million of estimated insurance losses resulting from a fire at our BMD Phoenix location during second quarter 2021.

    For the six months ended June 30, 2022, unallocated corporate expenses decreased $0.6 million to $21.7 million from $22.3 million for the six months ended June 30, 2021. The decrease was primarily due to 2021 results including estimated insurance losses absorbed at corporate, as described above, offset partially by higher employee-related expenses during the first half of 2022.

Other

    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three and six months ended June 30, 2022, we recorded $73.9 million and $172.8 million, respectively, of income tax expense and had an effective rate of 25.3% and 24.9%, respectively. During the three and six months ended June 30, 2022, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. For the three and six months ended June 30, 2021, we recorded $101.0 million and $152.5 million, respectively, of income tax expense and had an effective rate of 25.0% and 25.2%, respectively. During the three and six months ended June 30, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

    On June 21, 2022, Pacific Woodtech, a manufacturer of engineered wood products, announced an agreement to acquire Louisiana-Pacific Corporation's EWP division. The acquisition is expected to close in third quarter of 2022. Pacific Woodtech is a competitor to our Wood Products segment. Until this transaction closes, we cannot assess the impact, if any, this transaction may have on our future results of operations.

    On July 11, 2022, US LBM, a distributor of specialty building materials, announced an agreement to acquire Foxworth-Galbraith Lumber, a building products supplier and manufacturer in the Southwest U.S. The acquisition is expected to close in third quarter of 2022. US LBM and Foxworth-Galbraith are both customers of ours. We believe we have good relationships with these customers. However, until this transaction closes, we cannot assess the impact, if any, this customer combination may have on our future results of operations.

Liquidity and Capital Resources

    We ended second quarter 2022 with $1,033.0 million of cash and cash equivalents and $445.0 million of debt. At June 30, 2022, we had $1,379.0 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $284.1 million of cash during the six months ended June 30, 2022, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six month comparative periods are noted below.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2022 from cash on hand and, if necessary, borrowings under our revolving credit facility.

    On July 25, 2022, the Company completed the acquisition of Coastal Plywood Company for a purchase price of $517 million, inclusive of estimated working capital at closing of $27 million, which is subject to post-closing adjustments. We funded the acquisition and related costs with cash on hand. For further discussion, see Note 5, Acquisition, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

	Six Months Ended June 30
	2022	2021
	(thousands)
Net cash provided by operations	$436,056	$291,179
Net cash used for investment	(37,944)	(31,002)
Net cash used for financing	(114,032)	(11,792)

Operating Activities

    For the six months ended June 30, 2022, our operating activities generated $436.1 million of cash, compared with $291.2 million of cash generated in the same period in 2021. The $144.9 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. In addition, the increase in cash provided by operations was due to an increase in working capital of $152.6 million during the six months ended June 30, 2022, compared with a $203.4 million increase for the same period in the prior year. In addition, cash paid for taxes, net of refunds received, decreased $6.4 million compared to the prior year.

    The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 25% and 69%, comparing sales for the months of June 2022 and 2021 with sales for the months of December 2021 and 2020, respectively. Inventories increased during the six months ended June 30, 2022 primarily due to increased cost of inventory purchased for resale on EWP and general line products and higher production costs for our manufactured products, offset partially by decreased costs for commodity products. During the six months ended June 30, 2021 inventories increased primarily due to the growth of inventory for the building season, as well as elevated commodity prices. The increase in accounts payable and accrued liabilities as of June 30, 2022 was related to the increase in inventories and higher accrued rebates. During the six months ended June 30, 2021, seasonally higher purchase activity and extended terms offered by major vendors to our BMD segment led to an increase in accounts payable and an increase in accrued rebates contributed to the increase in accrued liabilities.

Investment Activities

    During the six months ended June 30, 2022 and 2021, we used $40.8 million and $31.5 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2022, we received $2.5 million of earn-out income related to a previous asset sale in our Wood Products segment.

    Excluding acquisitions, we expect capital expenditures in 2022 to total approximately $100 million to $120 million. We expect our capital spending in 2022 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2022 capital expenditures range includes funding to complete our BMD organic expansions in Ohio, Kentucky, and Minnesota, replacement of a dryer at our Chester, South Carolina, veneer and plywood plant, and initial veneer equipment related spending at the Chapman, Alabama facility. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

    During the six months ended June 30, 2022, our financing activities used $114.0 million of cash, including $109.3 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2022, we did not borrow under our revolving credit facility, and therefore have no borrowing outstanding on the facility as of June 30, 2022.

    During the six months ended June 30, 2021, our financing activities used $11.8 million of cash, including $8.4 million for common stock dividend payments and $2.7 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2021, we also borrowed $28.0 million under our revolving credit facility, which was subsequently repaid during the same period with cash on hand.

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

    For more information related to our debt transactions and structure, our dividend policy, and our stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

    For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. As of June 30, 2022, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2021.

Guarantees

    Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2022, there have been no material changes to the guarantees disclosed in our 2021 Form 10-K.

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

Employees

    As of July 24, 2022, we had approximately 6,210 employees. Approximately 23% of these employees work pursuant to collective bargaining agreements. As of July 24, 2022, we had ten collective bargaining agreements. One agreement covering approximately 110 employees at our Canadian EWP facility is set to expire on December 31, 2022. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2022, there have been no material changes to financial market risks disclosed in our 2021 Form 10-K.

Environmental

    As of June 30, 2022, there have been no material changes to environmental issues disclosed in our 2021 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.

Critical Accounting Estimates

    Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. At June 30, 2022, there have been no material changes to our critical accounting estimates from those disclosed in our 2021 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. As of June 30, 2022, there have been no material changes in our exposure to market risk from those disclosed in our 2021 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures were effective in meeting the objectives for which they were designed and were operating at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to integrate the operations of acquired businesses, including those of Coastal Plywood Company which we acquired in July 2022 and include mill operations in Havana, Florida, and Chapman, Alabama, in an efficient and cost-effective manner or without disruption to our existing operations or may not be able to realize expected benefits. Acquisitions involve significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, performance of the acquired assets is subject to economic uncertainties, as well as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. Our failure to integrate future acquired businesses effectively, realize expected benefits, or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.          OTHER INFORMATION

    None.

ITEM 6.          EXHIBITS

    Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022

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

Date:  August 1, 2022