Form 10-Q
period 2022-09-30
BOISE CASCADE Co
filed 2022-10-31
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,447,709 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 28, 2022.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands, except per-share data)
Sales	$2,154,647	$1,879,451	$6,759,001	$6,143,928

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,655,979	1,594,405	5,183,823	4,909,362
Depreciation and amortization	28,374	20,299	69,611	60,258
Selling and distribution expenses	142,176	114,466	423,106	366,119
General and administrative expenses	27,622	21,002	81,375	64,252
Other (income) expense, net	1,126	(107)	(987)	(485)
	1,855,277	1,750,065	5,756,928	5,399,506

Income from operations	299,370	129,386	1,002,073	744,422

Foreign currency exchange loss	(1,674)	(353)	(2,041)	(52)
Pension expense (excluding service costs)	(41)	(19)	(253)	(57)
Interest expense	(6,398)	(6,279)	(18,969)	(18,501)
Interest income	3,238	63	4,688	173
Change in fair value of interest rate swaps	1,134	59	3,594	1,058
	(3,741)	(6,529)	(12,981)	(17,379)

Income before income taxes	295,629	122,857	989,092	727,043
Income tax provision	(76,042)	(31,158)	(248,794)	(183,632)
Net income	$219,587	$91,699	$740,298	$543,411

Weighted average common shares outstanding:
Basic	39,544	39,442	39,521	39,413
Diluted	39,776	39,661	39,762	39,623

Net income per common share:
Basic	$5.55	$2.32	$18.73	$13.79
Diluted	$5.52	$2.31	$18.62	$13.71

Dividends declared per common share	$0.12	$0.10	$2.86	$2.30

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands)
Net income	$219,587	$91,699	$740,298	$543,411
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Amortization of actuarial (gain) loss, net of tax of $6, $(2), $16, and $(4), respectively	15	(3)	47	(10)
Effect of settlements, net of tax of $—, $—, $32, and $—, respectively	—	—	98	—
Other comprehensive income (loss), net of tax	15	(3)	145	(10)
Comprehensive income	$219,602	$91,696	$740,443	$543,401

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	September 30, 2022	December 31, 2021
	(thousands)
ASSETS
Current
Cash and cash equivalents	$867,064	$748,907
Receivables
Trade, less allowances of $3,165 and $2,054	511,047	444,325
Related parties	191	211
Other	18,004	17,692
Inventories	767,187	660,671
Prepaid expenses and other	17,944	14,072
Total current assets	2,181,437	1,885,878

Property and equipment, net	744,547	495,240
Operating lease right-of-use assets	59,631	62,663
Finance lease right-of-use assets	27,151	29,057
Timber deposits	9,563	9,461
Goodwill	134,356	60,382
Intangible assets, net	169,538	15,351
Deferred income taxes	7,852	6,589
Other assets	14,459	8,019
Total assets	$3,348,534	$2,572,640

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2022	December 31, 2021
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$398,397	$334,985
Related parties	1,988	1,498
Accrued liabilities
Compensation and benefits	147,548	128,518
Income taxes payable	12,365	—
Interest payable	5,081	9,886
Other	174,084	165,859
Total current liabilities	739,463	640,746

Debt
Long-term debt	444,175	444,628

Other
Compensation and benefits	30,562	28,365
Operating lease liabilities, net of current portion	51,992	55,263
Finance lease liabilities, net of current portion	30,547	31,898
Deferred income taxes	50,884	3,641
Other long-term liabilities	17,839	15,480
	181,824	134,647

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,815 and 44,698 shares issued, respectively	448	447
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	548,035	543,249
Accumulated other comprehensive loss	(902)	(1,047)
Retained earnings	1,574,400	948,879
Total stockholders' equity	1,983,072	1,352,619
Total liabilities and stockholders' equity	$3,348,534	$2,572,640

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2022	2021
	(thousands)
Cash provided by (used for) operations
Net income	$740,298	$543,411
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	71,213	61,559
Stock-based compensation	8,690	5,684
Pension expense	253	57
Deferred income taxes	45,365	(12,017)
Change in fair value of interest rate swaps	(3,594)	(1,058)
Other	(830)	928
Decrease (increase) in working capital, net of acquisitions
Receivables	(51,027)	(99,881)
Inventories	(83,539)	(142,171)
Prepaid expenses and other	(5,901)	(7,007)
Accounts payable and accrued liabilities	78,444	186,090
Pension contributions	(922)	(229)
Income taxes payable	14,970	(7,927)
Other	705	(348)
Net cash provided by operations	814,125	527,091

Cash provided by (used for) investment
Expenditures for property and equipment	(61,835)	(51,460)
Acquisitions of businesses and facilities	(516,881)	—
Proceeds from sales of assets and other	3,094	636
Net cash used for investment	(575,622)	(50,824)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	28,000
Payments of long-term debt, including revolving credit facility	—	(28,000)
Payments of deferred financing costs	(1,170)	—
Dividends paid on common stock	(114,025)	(90,969)
Tax withholding payments on stock-based awards	(3,930)	(2,729)
Other	(1,221)	(1,065)
Net cash used for financing	(120,346)	(94,763)

Net increase in cash and cash equivalents	118,157	381,504

Balance at beginning of the period	748,907	405,382

Balance at end of the period	$867,064	$786,886

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619
Net income							302,600	302,600
Other comprehensive income						114		114
Common stock issued	117	1						1
Stock-based compensation					2,392			2,392
Common stock dividends ($0.12 per share)							(5,133)	(5,133)
Tax withholding payments on stock-based awards					(3,930)			(3,930)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at March 31, 2022	44,815	$448	5,367	$(138,909)	$541,737	$(933)	$1,246,346	$1,648,689
Net income							218,111	218,111
Other comprehensive income						16		16
Stock-based compensation					3,011			3,011
Common stock dividends ($2.62 per share)							(104,842)	(104,842)
Balance at June 30, 2022	44,815	$448	5,367	$(138,909)	$544,748	$(917)	$1,359,615	$1,764,985
Net income							219,587	219,587
Other comprehensive income						15		15
Stock-based compensation					3,287			3,287
Common stock dividends ($0.12 per share)							(4,802)	(4,802)
Balance at September 30, 2022	44,815	$448	5,367	$(138,909)	$548,035	$(902)	$1,574,400	$1,983,072

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

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets, and other long-lived assets; legal contingencies; guarantee obligations; indemnifications; assumptions used in retirement, medical, and workers' compensation benefits; assumptions used in the determination of right-of-use (ROU) assets and related lease liabilities; stock-based compensation; fair value measurements; income taxes; and vendor and customer rebates, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Revenue Recognition

    Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For revenue disaggregated by major product line for each reportable segment, see Note 12, Segment Information.

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $59.5 million and $48.3 million, for the three months ended September 30, 2022 and 2021, respectively, and $171.9 million and $144.5 million for the nine months ended September 30, 2022 and 2021, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished product, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2022 and December 31, 2021, we had $136.1 million and $138.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2022 and December 31, 2021, we had $12.8 million and $13.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

    Inventories included the following (work in process is not material):

	September 30, 2022	December 31, 2021
	(thousands)
Finished goods and work in process	$669,615	$573,908
Logs	54,028	47,401
Other raw materials and supplies	43,544	39,362
	$767,187	$660,671

Property and Equipment

    Property and equipment consisted of the following asset classes:

	September 30, 2022	December 31, 2021
	(thousands)
Land	$57,631	$51,564
Buildings	210,843	178,323
Improvements	70,806	66,492
Mobile equipment, information technology, and office furniture	202,713	191,134
Machinery and equipment	964,377	735,979
Construction in progress	50,131	35,912
	1,556,501	1,259,404
Less: accumulated depreciation	(811,954)	(764,164)
	$744,547	$495,240

    As of September 30, 2022, $251.3 million of property and equipment relates to two plywood facilities acquired by us on July 25, 2022. For more information, see Note 5, Acquisition.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2022 and December 31, 2021, we held $804.3 million and $701.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2022 and December 31, 2021, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $332.5 million and $420.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swaps

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At September 30, 2022, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to change the variable-rate cash flow exposure to fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2021, we had two interest rate swap agreements. Under the interest rate swaps, we receive one-month LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million were due on a monthly basis at an annual fixed rate of 1.007%, and this swap expired in February 2022 (the Initial Swap). During 2020, we entered into another forward interest rate swap agreement which commenced on the expiration date of the Initial Swap. In September 2022, we amended our interest rate swap to receive variable interest rate payments based on one-month SOFR plus a spread adjustment of 0.10% and make fixed interest rate payments. Payments on this interest rate swap with a notional principal amount of $50.0 million are due on a monthly basis at an annual fixed rate. The interest rate swap amendment increased the annual fixed rate from 0.39% to 0.41%, and this swap expires in June 2025.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2022, we recorded a long-term asset of $4.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

    We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2022, receivables from two customers accounted for approximately 18% and 12% of total receivables. At December 31, 2021, receivables from these two customers accounted for approximately 20% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

    For the three and nine months ended September 30, 2022, we recorded $76.0 million and $248.8 million, respectively, of income tax expense and had an effective rate of 25.7% and 25.2%, respectively. For the three and nine months ended September 30, 2021, we recorded $31.2 million and $183.6 million, respectively, of income tax expense and had an effective rate of 25.4% and 25.3%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    During the nine months ended September 30, 2022 and 2021, cash paid for taxes, net of refunds received, were $189.0 million and $203.5 million, respectively.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands, except per-share data)
Net income	$219,587	$91,699	$740,298	$543,411
Weighted average common shares outstanding during the period (for basic calculation)	39,544	39,442	39,521	39,413
Dilutive effect of other potential common shares	232	219	241	210
Weighted average common shares and potential common shares (for diluted calculation)	39,776	39,661	39,762	39,623

Net income per common share - Basic	$5.55	$2.32	$18.73	$13.79
Net income per common share - Diluted	$5.52	$2.31	$18.62	$13.71

    The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million and no shares of common stock, respectively, in the three months ended September 30, 2022 and 2021, and 0.1 million shares of common stock for both the nine months ended September 30, 2022 and 2021. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Acquisition

    We account for acquisition transactions in accordance with ASC 805, Business Combinations. Accordingly, the results of operations of the acquiree are included in our consolidated financial statements from the acquisition date. The consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with any excess recorded as goodwill. Transaction-related costs are expensed in the period the costs are incurred. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill.

    On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood Company (Coastal Plywood), and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama for a purchase price of $516.9 million, inclusive of estimated working capital at closing of approximately $27 million, which is subject to post-closing adjustments (the Acquisition). We funded the Acquisition and related costs with cash on hand. Acquisition-related costs of $0.1 million and $1.3 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

    These facilities will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, the Havana plywood operation will improve our mix of specialty plywood products and is well positioned geographically to support plywood demand in the southeastern U.S. Sales, including sales to our BMD segment, from these facilities of $43.0 million was reported as part of the Wood Products segment for the third quarter 2022. In addition, the Wood Products segment reported an operating loss of $0.8 million from these facilities for the third quarter 2022, which included $9.4 million of expense related to the sell-through of inventory recorded at fair market value in connection with the Acquisition.

    Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The primary qualitative factor that contributed to the recognition of goodwill relates to the incremental stress-rated veneer and assembled workforce the facilities provide to allow us to expand our EWP capacity and improve our mix of plywood offerings to serve future and existing customers. The facilities are geographically located in an area that allows us to optimize our mill system and realize freight and other cost synergies. All of the goodwill was assigned to the Wood Products reporting unit and is deductible for U.S. income tax purposes.

    The Acquisition purchase price allocations are preliminary and subject to post-closing adjustments. Our estimates and assumptions are subject to change as more information becomes available. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of fixed assets, working capital, customer relationships, and residual goodwill. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Acquisition:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$18,216
Inventories	22,300
Property and equipment	251,329
Other assets	1,874
Intangible assets:
Trade name	1,200
Customer relationships	156,700
Goodwill	73,974
Assets acquired	525,593

Accounts payable and accrued liabilities	6,134
Other long-term liabilities	2,578
Liabilities assumed	8,712

Net assets acquired	$516,881

Pro Forma Financial Information

    The following pro forma financial information presents the combined results of operations as if the two Coastal Plywood facilities had been combined with us on January 1, 2021. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transaction in fact occurred on January 1, 2021. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve these cost savings, operating synergies, revenue enhancements, or integration efforts.

	Pro Forma
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(unaudited, thousands, except per share data)
Sales	$2,175,930	$1,950,267	$6,989,799	$6,449,695
Net income (a)	$229,125	$100,109	$809,334	$638,834
___________________________________

(a)    The pro forma financial information for the three and nine months ended September 30, 2022 was adjusted to exclude $0.1 million and $1.3 million, respectively, of acquisition-related costs for legal, accounting, and other advisory-related services.

6.    Goodwill and Intangible Assets

    Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.
    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2021	$11,792	$48,590	$60,382
Additions (a)	—	73,974	73,974
Balance at September 30, 2022	$11,792	$122,564	$134,356
___________________________________

(a)    Represents the acquisition of two Coastal Plywood facilities. For additional information, see Note 5, Acquisition.

    At September 30, 2022 and December 31, 2021, intangible assets represented the values assigned to trade names, trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives and are not amortized. In addition, we recently acquired a trade name and customer relationships as discussed in Note 5, Acquisition. This acquired trade name has a useful life of one year. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. Amortization expense is expected to be approximately $16.8 million per year for the next five years.

    Intangible assets consisted of the following:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$10,100	$(200)	$9,900
Customer relationships	169,150	(9,512)	159,638
	$179,250	$(9,712)	$169,538

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(5,999)	6,451
	$21,350	$(5,999)	$15,351

7.    Debt

    Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,825)	(5,372)
Long-term debt	$444,175	$444,628

Asset-Based Credit Facility
    On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (the Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. On September 9, 2022, we entered into the Eighth Amendment to the Amended Agreement (the Amendment) to increase the maximum amount available for revolving loans from $350 million to $400 million (the Revolving Credit Facility) and to extend the maturity date of the Amended Agreement to the earlier of (a) September 9, 2027 and (b) 90 days prior to the maturity of our $400 million of 4.875% senior notes due July 1, 2030 (or the maturity date of any permitted refinancing indebtedness or permitted upsized refinancing indebtedness in respect thereof). The term loan within the Amended Agreement remains at $50.0 million (ABL Term Loan). The Amendment also replaced the LIBOR rate with SOFR. In addition, the Amendment reduced the unused commitment fee and modified certain financial covenants. Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

    The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2022 was $396.2 million.

    The Amended Agreement permits us to pay dividends only if at the time of payment (a) no default has occurred or is continuing (or would result from such payment) under the Amended Agreement, and (b) either (i) pro forma Excess Availability (as defined in the Amended Agreement) is equal to or exceeds the greater of (a) 20% of the Line Cap and (b) $75 million or (ii) (x) pro forma Excess Availability is equal to or exceeds the greater of (a) 15% of Line Cap and (b) $55 million and (y) our fixed-charge coverage ratio is greater than or equal to 1:1 on a pro forma basis.

    Revolving Credit Facility

    Interest rates under the Revolving Credit Facility are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.25% to 1.50% for loans based on SOFR and from 0.25% to 0.50% for loans based on the base rate. The spread is determined on the basis of a pricing grid that results in a higher spread as average quarterly Availability declines. Both SOFR options include an additional credit spread adjustment of 0.10%. Letters of credit are subject to a fronting fee payable to the issuing bank and a fee payable to the lenders equal to the Term SOFR margin rate. In addition, we are required to pay an unused commitment fee at a rate of 0.20% per annum of the average unused portion of the lending commitments.

    At both September 30, 2022 and December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility. At September 30, 2022 and December 31, 2021, we had $3.8 million and $4.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the nine months ended September 30, 2022, the average interest rate on the ABL Term Loan was approximately 2.83%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 1.8% during the nine months ended September 30, 2022.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swaps of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

    For the nine months ended September 30, 2022 and 2021, cash payments for interest were $22.1 million and $20.4 million, respectively.

8.    Leases

Lease Costs

    The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands)
Operating lease cost	$3,588	$3,474	$10,734	$10,199
Finance lease cost
Amortization of right-of-use assets	617	598	1,863	1,803
Interest on lease liabilities	587	592	1,762	1,775
Variable lease cost	1,052	927	3,174	2,651
Short-term lease cost	1,409	1,391	4,061	3,646
Sublease income	(106)	(113)	(330)	(176)
Total lease cost	$7,147	$6,869	$21,264	$19,898

Other Information

    Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30
	2022	2021
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	10,533	10,080
Operating cash flows from finance leases	1,760	1,768
Financing cash flows from finance leases	1,250	1,127
Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,997	9,532
Finance leases	—	—

    Other information related to leases was as follows:

	September 30, 2022	December 31, 2021

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	14	15
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	7.5%	7.5%

    As of September 30, 2022, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2022	$3,717	$1,013
2023	14,657	4,058
2024	12,593	4,051
2025	10,472	3,735
2026	7,326	3,580
Thereafter	30,469	36,809
Total future minimum lease payments	79,234	53,246
Less: interest	(15,860)	(20,909)
Total lease obligations	63,374	32,337
Less: current obligations	(11,382)	(1,790)
Long-term lease obligations	$51,992	$30,547

9.    Stock-Based Compensation

    In first quarter 2022 and 2021, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

    During the nine months ended September 30, 2022, we granted 66,180 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2022 return on invested capital (ROIC), as approved by our Compensation Committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less current liabilities, excluding short-term debt. For our other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2022 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    During the nine months ended September 30, 2021, we granted 73,265 PSUs to our officers and other employees, subject to performance and service conditions. During the 2021 performance period, officers and other employees both earned 200% of the target based on Boise Cascade's 2021 ROIC and EBITDA, as applicable, determined by our Compensation Committee and executive management in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    During the nine months ended September 30, 2022 and 2021, we granted an aggregate of 86,869 and 101,059 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

    We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2022 and 2021, the total fair value of PSUs and RSUs vested was $12.0 million and $9.2 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2022:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	246,210	$39.50	161,300	$45.08
Granted	66,180	79.81	86,869	79.92
Performance condition adjustment (a)	64,399	52.45	—	—
Vested	(58,935)	34.41	(91,594)	43.58
Forfeited	—	—	(1,236)	79.83
Outstanding, September 30, 2022	317,854	$51.46	155,339	$65.17
_______________________________
(a)    Represents additional PSUs granted during the nine months ended September 30, 2022, related to above-target achievement of the 2021 performance condition described above.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands)
PSUs	$1,933	$1,190	$4,934	$3,024
RSUs	1,354	991	3,756	2,660
Total	$3,287	$2,181	$8,690	$5,684

    The related tax benefit for the nine months ended September 30, 2022 and 2021, was $2.2 million and $1.4 million respectively. As of September 30, 2022, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $16.9 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

10.    Stockholders' Equity

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the nine months ended September 30, 2022 and 2021, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

    On October 27, 2022, our board of directors declared a quarterly dividend of $0.15 per share on our common stock, as well as a special dividend of $1.00 per share on our common stock, both payable on December 15, 2022, to stockholders of record on December 1, 2022. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

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

Stock Repurchase Program

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase is in addition to the remaining authorized shares under our prior common stock repurchase program (the Program). The total combined authorization is approximately 2.0 million shares. Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the program at any time. During the nine months ended September 30, 2022, we did not purchase any shares under the Program.

Accumulated Other Comprehensive Loss
    The following table details the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands)
Beginning balance, net of taxes	$(917)	$(1,085)	$(1,047)	$(1,078)
Amortization of actuarial (gain) loss, before taxes (a)	21	(5)	63	(14)
Effect of settlements, before taxes (a)	—	—	130	—
Income taxes	(6)	2	(48)	4
Ending balance, net of taxes	$(902)	$(1,088)	$(902)	$(1,088)
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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.4 million and $3.6 million, respectively, during the three months ended September 30, 2022 and 2021, and $10.6 million and $10.2 million, respectively, during the nine months ended September 30, 2022 and 2021. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $23.1 million and $22.3 million, respectively, during the three months ended September 30, 2022 and 2021, and $67.4 million and $63.3 million, respectively, during the nine months ended September 30, 2022 and 2021. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(millions)
Wood Products (a)
LVL (b)	$12.3	$(5.1)	$4.5	$4.6
I-joists (b)	5.7	(9.3)	(9.0)	(1.4)
Other engineered wood products (b)	10.3	9.6	35.2	32.8
Plywood and veneer	115.4	119.2	388.8	443.2
Lumber	21.7	21.3	60.2	65.9
Byproducts	23.9	17.7	62.3	54.3
Other	8.4	4.9	17.1	15.8
	197.8	158.3	559.2	615.3

Building Materials Distribution
Commodity	775.0	770.9	2,833.1	2,985.3
General line	691.0	580.8	2,006.8	1,620.2
Engineered wood products	490.7	369.5	1,359.9	923.1
	1,956.8	1,721.1	6,199.8	5,528.6
	$2,154.6	$1,879.5	$6,759.0	$6,143.9
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For both the nine months ended September 30, 2022 and 2021, approximately 78% of Wood Products' EWP sales volumes were to our BMD segment.

    An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands)
Net sales by segment
Wood Products	$595,320	$497,316	$1,690,294	$1,524,220
Building Materials Distribution	1,956,802	1,721,244	6,199,835	5,528,765
Intersegment eliminations (a)	(397,475)	(339,109)	(1,131,128)	(909,057)
Total net sales	$2,154,647	$1,879,451	$6,759,001	$6,143,928

Segment operating income
Wood Products	$155,972	$122,056	$500,189	$432,869
Building Materials Distribution	154,436	16,565	534,636	343,122
Total segment operating income	310,408	138,621	1,034,825	775,991
Unallocated corporate costs	(11,038)	(9,235)	(32,752)	(31,569)
Income from operations	$299,370	$129,386	$1,002,073	$744,422
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We are a party to a number of long-term log supply agreements that are discussed in Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2022, there have been no material changes to the above commitments disclosed in the 2021 Form 10-K.

Legal Proceedings and Contingencies

    We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, and employment-related claims, among others. As of the date of this filing, we do not believe that we are party to any legal action that could reasonably be expected to have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows.

Guarantees

    We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2022, there have been no material changes to the guarantees disclosed in the 2021 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2021 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2021 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (the SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

    We recorded income from operations of $299.4 million during the three months ended September 30, 2022, compared with income from operations of $129.4 million during the three months ended September 30, 2021. In our Wood Products segment, income increased $33.9 million to $156.0 million for the three months ended September 30, 2022, from $122.1 million for the three months ended September 30, 2021, due primarily to higher EWP sales prices, offset partially by lower sales prices of plywood, as well as higher manufacturing costs. In addition, depreciation and amortization expense increased $7.0 million due to the acquisition of two plywood facilities on July 25, 2022. In our BMD segment, income increased $137.8 million to $154.4 million for the three months ended September 30, 2022, from $16.6 million for the three months ended September 30, 2021, driven by a gross margin increase of $166.1 million, resulting primarily from margin improvements on commodity products, offset partially by increased selling and distribution expenses of $25.7 million. These changes are discussed further in "Our Operating Results" below.

    On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood Company (Coastal Plywood), and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama, (the Acquisition) for a purchase price of $516.9 million, inclusive of estimated working capital at closing of approximately $27 million, which is subject to post-closing adjustments. We funded the Acquisition and related costs with cash on hand. These facilities will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, the Havana plywood operation improves our mix of specialty plywood products and is well positioned geographically to support plywood demand in the southeastern U.S.

    We ended third quarter 2022 with $867.1 million of cash and cash equivalents and $396.2 million of undrawn committed bank line availability, for total available liquidity of $1,263.2 million. We had $444.2 million of outstanding debt at September 30, 2022. We generated $118.2 million of cash during the nine months ended September 30, 2022, as cash provided by operations was offset partially by funding the Acquisition, capital spending, and dividends paid on our common stock. A further description of our cash sources and uses for the nine month comparative periods are discussed in "Liquidity and Capital Resources" below.

    Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Consensus forecasts for 2022 single- and multi-family housing starts in the U.S are between 1.5 million and 1.6 million units, or essentially flat compared to 2021. In addition, the age of U.S. housing stock and elevated levels of homeowner equity provide a favorable backdrop for repair-and-remodel spending. However, continued actions by the Federal Reserve to increase interest rates to combat high levels of inflation have significantly increased mortgage rates and created a great deal of uncertainty broadly across the U.S. economy. As such, due to home affordability constraints and a weakening economy, the pace of new residential construction has slowed and we expect demand to continue to decline for the remainder of 2022 and into 2023. Consensus forecasts for 2023 single- and multi-family housing starts in the U.S. are estimated to be 15% to 20% below 2022 levels. While likely tempered by an economic slowdown, we anticipate the primary drivers of repair-and-remodeling activity to continue to be supportive of homeowners' further investment in their residences.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. We expect future commodity product pricing and commodity input costs to be volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. In addition, we expect future price erosion on our EWP and general line products as economic activity slows and demand weakens for new residential construction.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2021 Form 10-K.

Our Operating Results

    The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(millions)
Sales	$2,154.6	$1,879.5	$6,759.0	$6,143.9

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,656.0	1,594.4	5,183.8	4,909.4
Depreciation and amortization	28.4	20.3	69.6	60.3
Selling and distribution expenses	142.2	114.5	423.1	366.1
General and administrative expenses	27.6	21.0	81.4	64.3
Other (income) expense, net	1.1	(0.1)	(1.0)	(0.5)
	1,855.3	1,750.1	5,756.9	5,399.5

Income from operations	$299.4	$129.4	$1,002.1	$744.4

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	76.9%	84.8%	76.7%	79.9%
Depreciation and amortization	1.3	1.1	1.0	1.0
Selling and distribution expenses	6.6	6.1	6.3	6.0
General and administrative expenses	1.3	1.1	1.2	1.0
Other (income) expense, net	0.1	—	—	—
	86.1%	93.1%	85.2%	87.9%

Income from operations	13.9%	6.9%	14.8%	12.1%

Sales Volumes and Prices

    Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(thousands)
U.S. Housing Starts (a)
Single-family	242.2	296.1	812.3	860.9
Multi-family	146.0	123.0	415.4	351.5
	388.2	419.1	1,227.7	1,212.4

	(thousands)
Segment Sales
Wood Products	$595,320	$497,316	$1,690,294	$1,524,220
Building Materials Distribution	1,956,802	1,721,244	6,199,835	5,528,765
Intersegment eliminations	(397,475)	(339,109)	(1,131,128)	(909,057)
Total sales	$2,154,647	$1,879,451	$6,759,001	$6,143,928

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	5.2	4.6	14.4	13.7
I-joists (equivalent lineal feet)	64	76	199	224
Plywood (sq. ft.) (3/8" basis)	329	314	926	955

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$33.82	$22.30	$29.73	$20.33
I-joists (1,000 equivalent lineal feet)	2,429	1,575	2,121	1,421
Plywood (1,000 sq. ft.) (3/8" basis)	477	561	577	672

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	39.6%	44.8%	45.7%	54.0%
General line	35.3%	33.7%	32.4%	29.3%
Engineered wood	25.1%	21.5%	21.9%	16.7%

Gross margin percentage (b)	15.4%	7.9%	15.8%	13.1%
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

Sales

    For the three months ended September 30, 2022, total sales increased $275.1 million, or 15%, to $2,154.6 million from $1,879.5 million during the three months ended September 30, 2021. For the nine months ended September 30, 2022, total sales increased $615.1 million, or 10%, to $6,759.0 million from $6,143.9 million for the same period in the prior year. As described below, the change in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2022, total U.S. housing starts decreased 7%, driven by a decrease in single-family housing starts of 18% compared with the same period in 2021. On a year-to-date basis through September 2022, total housing starts increased 1%, driven by an increase in multi-family housing starts compared to the same period in 2021. However, single-family housing starts decreased 6% when compared with the same period in 2021. Average composite lumber prices were 25% higher, while average composite panel prices were 15% lower for the three months ended September 30, 2022 compared to the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2022, average composite panel and average composite lumber prices were 17% and 2% lower, respectively, compared with the same period in the prior year.

    Wood Products.  Sales, including sales to our BMD segment, increased $98.0 million, or 20%, to $595.3 million for the three months ended September 30, 2022, from $497.3 million for the three months ended September 30, 2021. The increase in sales was driven by higher sales prices for I-joists and LVL (collectively referred to as EWP) of 54% and 52%, respectively, resulting in increased sales of $55.0 million and $59.8 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements. In addition, higher sales volumes for LVL and plywood of 12% and 5%, respectively, resulted in increased sales of $12.1 million and $8.3 million, respectively. Plywood sales volumes increased due to the Acquisition. These increases were offset partially by lower plywood sales prices of 15%, resulting in decreased sales of $27.6 million. In addition, I-joist sales volumes decreased 15%, resulting in decreased sales of $18.6 million, due to a decline in housing starts and continued strong demand for LVL.

    For the nine months ended September 30, 2022, sales, including sales to our BMD segment, increased $166.1 million, or 11%, to $1,690.3 million from $1,524.2 million for the same period in the prior year. The increase in sales was driven by higher sales prices for I-joists and LVL of 49% and 46%, respectively, resulting in increased sales of $139.4 million and $135.4 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements. Higher sales volumes for LVL of 5% resulted in increased sales of $14.3 million. In addition, price increases for laminated beam and OSB rimboard combined increased sales by $24.7 million. These increases were offset partially by lower sales prices and sales volumes for plywood of 14% and 3%, respectively, resulting in decreased sales of $87.4 million and $19.2 million, respectively. In addition, lower sales volumes for I-joists of 11% resulted in decreased sales of $34.5 million.

    Building Materials Distribution.  Sales increased $235.6 million, or 14%, to $1,956.8 million for the three months ended September 30, 2022, from $1,721.2 million for the three months ended September 30, 2021. Compared with the same quarter in the prior year, the overall increase in sales was driven by a sales price increase of 15%, offset partially by a sales volume decrease of 1%. By product line, commodity sales increased 1%, or $4.2 million; general line product sales increased 19%, or $110.2 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 33%, or $121.2 million.

    During the nine months ended September 30, 2022, sales increased $671.0 million, or 12%, to $6,199.8 million from $5,528.8 million for the same period in the prior year. Compared with the same period in the prior year, the overall increase in sales was driven by a sales price increase of 13%, offset partially by a sales volume decrease of 1%. By product line, commodity sales decreased 5%, or $152.1 million; general line product sales increased 24%, or $386.4 million; and sales of EWP increased 47%, or $436.7 million.

Costs and Expenses
    Materials, labor, and other operating expenses (excluding depreciation) increased $61.6 million, or 4%, to $1,656.0 million for the three months ended September 30, 2022, compared with $1,594.4 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher per-unit costs of logs of approximately 4%, compared with third quarter 2021, as well as increased labor and other manufacturing costs. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 315 basis points. The decrease in MLO rate was primarily the result of higher EWP sales prices, resulting in improved leveraging of wood fiber costs and other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher product prices for the majority of the period, compared with third quarter 2021. The BMD segment MLO rate improved by 755 basis points compared with third quarter 2021, driven primarily by higher commodity prices in the current year compared to sharp declines in third quarter 2021. In our BMD Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments generally result in declines in sales and profitability.

    For the nine months ended September 30, 2022, materials, labor, and other operating expenses (excluding depreciation) increased $274.4 million or 6%, to $5,183.8 million, compared with $4,909.4 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher per-unit costs of logs of approximately 6% compared with the first nine months of 2021, as well as increased labor and other manufacturing costs. However, the MLO rate in our Wood Products segment decreased by 165 basis points, which was primarily due to higher EWP sales prices, resulting in improved leveraging of wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher product prices, compared with the first nine months of 2021. However, the BMD segment MLO rate improved 270 basis points due to improved margins on all product lines compared with the first nine months of 2021.

    Depreciation and amortization expenses increased $8.1 million, or 40%, to $28.4 million for the three months ended September 30, 2022, compared with $20.3 million during the same period in the prior year. For the nine months ended September 30, 2022, these expenses increased $9.3 million, or 15%, to $69.6 million, compared with $60.3 million in the same period in the prior year. The increases in both periods were due primarily to the Acquisition and other capital expenditures.

    Selling and distribution expenses increased $27.7 million, or 24%, to $142.2 million for the three months ended September 30, 2022, compared with $114.5 million during the same period in the prior year, due primarily to higher employee-related expenses of $13.9 million, most of which relates to sales and incentive compensation, as well as higher shipping and handling costs of $8.3 million. In addition, discretionary expenses related to travel and entertainment and professional fees increased $1.8 million. For the nine months ended September 30, 2022, selling and distribution expenses increased $57.0 million, or 16%, to $423.1 million, compared with $366.1 million during the same period in 2021, due primarily to higher employee-related expenses, including base pay increases, special bonuses, and sales and incentive compensation of $26.6 million, as well as higher shipping and handling costs of $19.2 million. In addition, travel and entertainment expenses and occupancy expenses increased $4.1 million and $3.9 million, respectively.

    General and administrative expenses increased $6.6 million, or 31%, to $27.6 million for the three months ended September 30, 2022, compared with $21.0 million for the same period in the prior year, due to higher employee-related expenses of $4.0 million, including base pay increases and incentive compensation. In addition, we purchased acquisition-related insurance for $1.8 million. Discretionary expenses related to professional fees and travel and entertainment also increased during the three months ended September 30, 2022 compared with the same period in the prior year. For the nine months ended September 30, 2022, general and administrative expenses increased $17.1 million, or 27%, to $81.4 million, compared with $64.3 million during the same period in 2021. The increase was primarily the result of higher employee-related expenses, including base pay increases, special bonuses, and incentive compensation of $11.2 million, as well as a $3.0 million increase in discretionary expenses related to professional fees and travel and entertainment. In addition, in our Wood Products segment, we purchased $1.8 million of insurance related to the Acquisition and incurred $1.3 million of acquisition-related expenses.

Income From Operations

    Income from operations increased $170.0 million to $299.4 million for the three months ended September 30, 2022, compared with $129.4 million for the three months ended September 30, 2021. Income from operations increased $257.7 million to $1,002.1 million for the nine months ended September 30, 2022, compared with $744.4 million for the nine months ended September 30, 2021.

    Wood Products.  Segment income increased $33.9 million to $156.0 million for the three months ended September 30, 2022, compared with $122.1 million for the three months ended September 30, 2021. The increase in segment income was due primarily to higher EWP sales prices. This increase in segment income was offset partially by lower plywood sales prices, as well as higher manufacturing costs. In addition, depreciation and amortization expense increased $7.0 million related to the Acquisition, and we purchased acquisition-related insurance for $1.8 million.

    For the nine months ended September 30, 2022, segment income increased $67.3 million to $500.2 million from $432.9 million for the nine months ended September 30, 2021. The increase in segment income was due primarily to higher EWP sales prices. This increase in segment income was offset partially by lower plywood sales prices, lower plywood and EWP sales volumes, and higher wood fiber costs and other manufacturing costs. In addition, depreciation and amortization expense increased $7.0 million related to the Acquisition, we purchased $1.8 million of acquisition-related insurance, and incurred $1.3 million of acquisition-related expenses.

    Building Materials Distribution.  Segment income increased $137.8 million to $154.4 million for the three months ended September 30, 2022, from $16.6 million for the three months ended September 30, 2021. The increase in segment income was driven primarily by a gross margin increase of $166.1 million, resulting primarily from margin improvements on commodity products. In addition, selling and distribution expenses increased $25.7 million.

    For the nine months ended September 30, 2022, segment income increased $191.5 million to $534.6 million from $343.1 million for the nine months ended September 30, 2021. The increase in segment income was driven by a gross margin increase of $255.2 million, resulting from improved gross margins across all product lines. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $53.2 million and $6.6 million, respectively.

    Corporate.  Unallocated corporate expenses increased $1.8 million to $11.0 million for the three months ended September 30, 2022, from $9.2 million for the same period in the prior year. The increase was primarily due to higher employee-related expenses.

    For the nine months ended September 30, 2022, unallocated corporate expenses increased $1.2 million to $32.8 million from $31.6 million for the nine months ended September 30, 2021. The increase was primarily due to higher employee-related expenses offset partially by lower self-insurance losses during the first nine months of 2022.

Other

    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Interest Rate Risk and Interest Rate Swaps" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

    For the three and nine months ended September 30, 2022, we recorded $76.0 million and $248.8 million, respectively, of income tax expense and had an effective rate of 25.7% and 25.2%, respectively. For the three and nine months ended September 30, 2021, we recorded $31.2 million and $183.6 million, respectively, of income tax expense and had an effective rate of 25.4% and 25.3%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

    On June 21, 2022, Pacific Woodtech, a manufacturer of engineered wood products, announced an agreement to acquire Louisiana-Pacific Corporation's EWP division. The acquisition closed in early August 2022. Pacific Woodtech is a competitor to our Wood Products segment. This transaction has not, and we do not expect it to have, a material impact on our future results of operations.

    On July 11, 2022, US LBM, a distributor of specialty building materials, announced an agreement to acquire Foxworth-Galbraith Lumber, a building products supplier and manufacturer in the Southwest U.S. The acquisition closed in early August 2022. US LBM and Foxworth-Galbraith are both customers of ours. This transaction has not, and we do not expect it to have, a material impact on our future results of operations.

Liquidity and Capital Resources

    We ended third quarter 2022 with $867.1 million of cash and cash equivalents and $444.2 million of debt. At September 30, 2022, we had $1,263.2 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $118.2 million of cash during the nine months ended September 30, 2022, as cash provided by operations was offset partially by funding the Acquisition, capital spending, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the nine month comparative periods are noted below.

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

	Nine Months Ended September 30
	2022	2021
	(thousands)
Net cash provided by operations	$814,125	$527,091
Net cash used for investment	(575,622)	(50,824)
Net cash used for financing	(120,346)	(94,763)

Operating Activities

    For the nine months ended September 30, 2022, our operating activities generated $814.1 million of cash, compared with $527.1 million of cash generated in the same period in 2021. The $287.0 million increase in cash provided by operations was due primarily to an improvement in income from operations. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results. In addition, cash paid for taxes, net of refunds received, decreased $14.5 million compared to the prior year.

    The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 13% and 17%, comparing sales for the months of September 2022 and 2021 with sales for the months of December 2021 and 2020, respectively. Inventories increased during the nine months ended September 30, 2022 primarily due to increased cost of inventory purchased for resale for EWP and general line products, the acquisition of two plywood facilities during the third quarter, and higher production costs for our manufactured products. During the nine months ended September 30, 2021 inventories increased primarily due to increased cost of inventory purchased for resale. The increase in accounts payable and accrued liabilities as of September 30, 2022 was primarily related to the increase in inventories. During the nine months ended September 30, 2021, seasonally higher purchase activity and extended terms offered by major vendors to our BMD segment led to an increase in accounts payable and an increase in accrued rebates contributed to the increase in accrued liabilities.

Investment Activities

    During the nine months ended September 30, 2022, we used $516.9 million for the Acquisition. These facilities will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity and improve our mix of specialty plywood products. During the nine months ended September 30, 2022 and 2021, we used $61.8 million and $51.5 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the nine months ended September 30, 2022, we received $2.5 million of earn-out income related to a previous asset sale in our Wood Products segment.

    Excluding acquisitions, we expect capital expenditures in 2022 to total approximately $100 million to $120 million. We expect our capital spending in 2022 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2022 capital expenditures range includes funding for our

BMD organic expansions in Ohio, Kentucky, and Minnesota, replacement of a dryer at our Chester, South Carolina, veneer and plywood plant, and post-acquisition veneer equipment related spending at our Chapman, Alabama facility. We expect our capital spending, excluding acquisitions, to be approximately $120 million to $140 million in 2023. These levels of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

    During the nine months ended September 30, 2022, our financing activities used $120.3 million of cash, including $114.0 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2022, we did not borrow under our revolving credit facility, and therefore have no borrowing outstanding on the facility as of September 30, 2022.

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

    On September 9, 2022, we entered into the Eighth Amendment to the Amended and Restated Credit Agreement (the Amendment) related to our senior secured asset-based revolving credit facility and term loan. The Amendment increases the maximum amount available for revolving loans from $350 million to $400 million, extends the maturity date of the agreement, and replaced the LIBOR rate with SOFR. The term loan remains at $50.0 million.

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase is in addition to the remaining authorized shares under our prior common stock repurchase program (the Program). The total combined authorization is approximately 2.0 million shares. Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the program at any time. During the nine months ended September 30, 2022, we did not purchase any shares under the Program.

    For more information related to our debt transactions and structure, our dividend policy, and our stock repurchase program, see the discussion in Note 7, Debt, and Note 10, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

    For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. As of September 30, 2022, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2021.

Guarantees

    Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2021 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2022, there have been no material changes to the guarantees disclosed in our 2021 Form 10-K.

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

Employees

    As of October 16, 2022, we had approximately 6,820 employees. Approximately 21% of these employees work pursuant to collective bargaining agreements. As of October 16, 2022, we had ten collective bargaining agreements. One agreement covering approximately 100 employees at our Canadian EWP facility is set to expire on December 31, 2022. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2022, there have been no material changes to financial market risks disclosed in our 2021 Form 10-K.

Environmental

    As of September 30, 2022, there have been no material changes to environmental issues disclosed in our 2021 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.

Critical Accounting Estimates

    Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. At September 30, 2022, there have been no material changes to our critical accounting estimates from those disclosed in our 2021 Form 10-K, except as noted below.

Business Combinations

    From time to time, we may enter into material business combinations. We allocate the total purchase price of a business combination to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values (fair value is determined using the income approach, cost approach and/or market approach) of inventory, property, plant and equipment, and identifiable intangible assets, among others. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. Additionally, we expense any acquisition-related costs as incurred in connection with each business combination.

    Significant estimates and assumptions used to determine the fair value of assets acquired, including property, plant, and equipment, customer relationships, and other identifiable intangible assets, includes future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation and amortization expenses could be increased or decreased.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. As of September 30, 2022, there have been no material changes in our exposure to market risk from those disclosed in our 2021 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    Subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, we implemented a new human capital management system. This implementation involves changes to the processes that constitute our internal control over financial reporting. We are monitoring the possible impact on internal control over financial reporting and will continue to evaluate these controls for effectiveness.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

    We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, and employment-related claims, among others. As of the date of this filing, we do not believe that we are party to any legal action that could reasonably be expected to have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows.

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

    We may not be able to integrate the operations of acquired businesses, including those of Coastal Plywood, which we acquired in July 2022 and which include mill operations in Havana, Florida, and Chapman, Alabama, in an efficient and cost-effective manner or without disruption to our existing operations or may not be able to realize expected benefits. Acquisitions involve significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, performance of the acquired assets is subject to economic uncertainties, as well as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. Our failure to integrate the Coastal Plywood operations or future acquired businesses effectively, realize expected benefits, or to manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.          MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.          OTHER INFORMATION

    None.

ITEM 6.          EXHIBITS

Number	Description

10.1
Eighth Amendment to Amended and Restated Credit Agreement, dated September 9, 2022, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

10.2+	Form of Severance Agreement between Boise Cascade Company and executive officers

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Indicates an exhibit that constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  October 31, 2022