Form 10-K
period 2022-12-31
BOISE CASCADE Co
filed 2023-02-21
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $2.3 billion.

There were 39,460,018 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 10, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•General economic conditions, including but not limited to housing starts, repair-and-remodeling activity, light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, inflation, unemployment rates, household formation rates, prospective home buyers’ access to and cost of financing, and housing affordability, that ultimately affect demand for our products;

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

•Our ability to successfully and efficiently complete and integrate acquisitions, such as our recent acquisition of Coastal Plywood;

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

Our Shared Values

    At Boise Cascade, our values are not just words; they are the behaviors that we expect of each other and help us all share in a bigger purpose. We truly care about relationships with our teammates, customers, suppliers, shareholders, and the communities where we operate. We approach the way we do business with these core values:

•Integrity - We are our word. Integrity goes beyond the lasting structural strength of our products; it is our uncompromising commitment to do the right thing. We nurture long-term relationships every day, in everything that we do.

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

Segment Overview

    Our two reportable segments, Wood Products and Building Materials Distribution, operate with a high degree of vertical integration. In our Wood Products segment, we manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. In addition, we manufacture structural, appearance, and industrial plywood panels, and ponderosa pine lumber. Our Building Materials Distribution segment (BMD) is the largest customer of our Wood Products segment and operates a nationwide network of distribution facilities that sell a broad line of building materials, including oriented strand board (OSB), plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Substantially all of BMD's EWP is sourced from our Wood Products segment, with the remaining products we distribute sourced from a broad vendor base of third-party suppliers ranging from large manufacturers to small regional producers.

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

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
MD
DC
DE
PA
NJ
NY
CT
RI
MA
VT
NH
ME
Headquarters
EWP Manufacturing Facilities (5)
Plywood / Veneer Manufacturing Facilities (11)
Lumber Manufacturing Facilities (2)
BMD Facilities (38)
Component Manufacturing Plant (1)

Our Business Strategies

Increase Both Our Earnings and Earnings Stability

    We intend to increase both our earnings and earnings stability by growing our EWP sales and expanding our distribution capabilities. In Wood Products, we are principally focused on the production of veneer-based products. We have grown our EWP sales and thereby diverted more of our internally produced veneer away from plywood, which is a product line exposed to oriented strand board substitution and significant price volatility. In 2022, we acquired Coastal Plywood Company (Coastal Plywood) and its plywood manufacturing locations in Havana, Florida, and Chapman, Alabama, to provide avenues for further EWP growth. These facilities will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, we have divested of assets that we considered to be non-strategic or where we believed we were unlikely to generate a sufficient return on invested capital in the future.

    In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or the opening or expansion of locations in under-served markets, and identifying and executing upon adjacent distribution platforms that can be scaled. Doors provide a recent example of product line expansion in BMD. In 2020 and 2021, we expanded our door shop assembly operations with the addition of properties and related assembly equipment in Dallas and Houston, Texas. In addition, we recently announced the purchase of a new facility in Kansas City, Missouri, to house an additional door shop assembly operation. In 2022, we completed or announced capacity expansion projects in Albuquerque, New Mexico; Marion, Ohio; Cincinnati, Ohio; and Minneapolis, Minnesota. Furthermore, we recently purchased properties in South Carolina and Texas to build two new distribution facilities over the next two years. These organic growth projects allow us to further expand our product and service offerings in those markets.

    The change in our sales mix by segment over time from reducing our product mix in Wood Products and expanding our BMD distribution capabilities is illustrated below.

    Wood Products' change in sales mix by product line over time is illustrated below.

    The chart below illustrates our growth in EWP.

EWP Sales Trajectory ($MM)
14% CAGR
$717
$728
$725
$1,002
$1,205
2018
2019
2020
2021
2022
EWP
CAGR

    BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. In BMD, we have grown by adding products and services, capturing additional market share in many of our existing markets, expanding our market presence via acquisition or start-up or expansion of locations, and by identifying and executing upon adjacent distribution platforms. Over time, BMD intends to increase the proportion of its sales attributable to general line and EWP as those products carry a higher margin profile than commodities. The chart below reflects BMD's sales mix by product for the year ended December 31, 2022.

    BMD's growth in sales dollars and sales per U.S. housing start are reflected in the chart below.

BMD Sales and Sales per U.S. Housing Start
Sales ($ millions)
Sales per U.S. Housing Start ($)
8,000
7,000
6,000
5,000
4,000
3,000
2,000
5,500
5,000
4,500
4,000
3,500
3,000
$4,288
$4,138
$4,952
$7,174
$7,644
2018
2019
2020
2021
2022
Sales
Sales per U.S. Housing Start

    A map of BMD's distribution locations is shown below. The red stars are BMD's locations, the size of the circles indicate the level of residential construction activity in that trade area (Core-Based Statistical Area or CBSA), and the color of the circles indicate how close our distribution centers are to each major trade area. During 2018 and 2019, we acquired wholesale building material distribution locations in Nashville, Tennessee; Medford, Oregon; Cincinnati, Ohio; and Birmingham, Alabama. In addition, we recently purchased properties in South Carolina and Texas to build two new distribution facilities over the next two years. These facilities will allow us to better serve customers in Charleston, South Carolina, San Antonio, Texas, and surrounding markets.

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
ORLANDO
HOUSTON
POMPANO
Boise Cascade BMD: Housing Starts by CBSA
CBSA's presented comprise 80% of total starts.
97% of ALL starts are in a CBSA.
2023 Total Forecasted Housing Starts
> 2.5K to <= 10K
<= 20K
<= 30K
<= 50K
> 50K
Distance from Branch
<=100 Miles
>100 Miles
Housing starts forecast from Dodge.

Leverage our Integrated Model

    We believe our vertically-integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. Wood Products enjoys superior access to the market through a committed distributor, BMD benefits from a committed manufacturing partnership, and we capture margin at both levels of the supply chain. From 2018 to 2022, Wood Products' sales volumes of EWP to BMD grew from 74% to 77%, and plywood sales volumes to BMD declined slightly from 36% to 32%. The chart below reflects the progress we have made in distributing internally produced products through our distribution network.

Wood Products Intersegment Sales to BMD
$ (Millions)
1,500
1,400
1,300
1,200
1,100
1,000
900
800
700
600
500
400
300
200
100
0
$826
$1,372
2018
2022
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

Accelerate Pace of Innovation, Digital Technology, and Diversity, Equity & Inclusion

    The Company is actively pursuing additional initiatives that we believe will provide further avenues for revenue and earnings growth:

    Innovation - We are actively engaged in product development opportunities in our Wood Products segment. These opportunities include the development of new products for new residential construction or commercial construction applications. The commercial construction segment is a particular area of focus for us given we have limited penetration in that space today, and recent changes in building codes that allow for the use of mass timber in tall wood structures provide further opportunity. Innovation efforts within our Wood Products segment are also focused on identifying process and cost efficiency improvement opportunities, some of which will include further automation within our manufacturing operations. To support our innovation initiatives, we have added dedicated resources and are also leveraging tools to capture ideas from employees across our organization.

    Digital Technology - Like many companies, we use multiple systems to manage our business. This can mean that critical business data is not in one central and easily accessible location. As such, we have undertaken a project that has brought much of our primary business data into a single repository. That data, combined with a robust reporting engine, is allowing us to quickly access and analyze the information. This project has resulted in the development of business use cases that are expected to provide revenue-generating, cost-reducing, and risk-mitigating opportunities. This journey is ongoing, and we expect to continue to leverage this digital investment to further develop value-generating analytics and business insights.

    Diversity, Equity & Inclusion (DEI) - At Boise Cascade, we are pursuing excellence by embracing the power of our differences. We are committed to fostering an inclusive culture that values diversity and creates connection where everyone feels seen, heard, and valued. We recognize both the compelling business case for DEI to drive business impact and the role this work plays in living our core values of integrity, safety, respect, and the pursuit of excellence. Our strategy drives our work to build diverse and inclusive teams by putting initiatives in place that welcome diversity, build community, and grow our people and our business. Our DEI Director works in partnership with an employee DEI Steering Committee that informs and guides our work and an employee DEI Action Council that integrates DEI into our systems and processes to operationalize the strategy. Our commitment starts at the top with our executive leadership team and engages employees at all levels with training, webinars, and other tools, resources, and activities that celebrate our differences, increase our awareness, diversify our talent pipelines, and foster a culture of inclusion for all employees.

Segment Detail

Wood Products

Products

    LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber products. Plywood is used in a wide range of structural, interior, and exterior applications within the residential, industrial, and repair and remodel sectors. We also produce ponderosa pine shop lumber which is sold primarily to industrial converters, and ponderosa pine appearance grade boards that are sold to home centers and dealers.
    The following table sets forth the annual capacity, production volumes, and sales volumes of our principal products for the periods indicated:

	Year Ended December 31
	2022	2021	2020	2019	2018
	(millions)
Capacity (a)
LVL (cubic feet) (b)	34.6	34.0	34.0	34.0	33.5
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (c)(d)	2,735	2,230	2,230	2,230	2,440

Production Volumes
LVL (cubic feet) (b)	26.7	29.3	26.0	25.6	27.6
I‑joists (equivalent lineal feet) (b)	233	295	237	215	253
Plywood and PLV (sq. ft.) (3/8" basis) (c)	1,753	1,727	1,637	1,668	1,822

Sales Volumes
LVL (cubic feet) (e)	17.6	18.2	17.3	17.9	17.7
I-joists (equivalent lineal feet)	229	290	241	227	237
Plywood (sq. ft.) (3/8" basis) (f)	1,319	1,259	1,253	1,337	1,423
_______________________________________

(a)    Estimated annual capacity at the end of each year based on machinery capabilities.

(b)    During the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)    Approximately 25%, 29%, 27%, 23%, and 24%, respectively, of production in 2022, 2021, 2020, 2019, and 2018 was for PLV panels that are utilized internally to produce LVL.

(d)    2022 includes 505 million square feet of plywood capacity related to the two plywood manufacturing facilities in Chapman, Alabama, and Havana, Florida, that were purchased in July 2022. 2018 includes 135 million square feet of plywood capacity related to the Moncure, North Carolina, facility that was sold in March 2019.

(e)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(f)    Excludes PLV produced and used in the manufacture of LVL.

    The following table sets forth segment sales, segment income (loss), depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2022	2021	2020	2019	2018
	(millions)
Segment sales (a)	$2,115.9	$1,970.8	$1,323.9	$1,275.2	$1,533.3

Segment income (loss) (b) (c)	$575.2	$531.2	$127.7	$54.2	$(10.0)
Segment depreciation and amortization (c)	73.3	55.2	71.1	57.7	127.0
Segment EBITDA (b) (d)	$648.5	$586.5	$198.9	$111.9	$117.0
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

(c)    The year ended December 31, 2018 includes $55.0 million of accelerated depreciation, $2.6 million of construction in progress and spare parts write-offs, and $0.2 million of severance expenses related to the Roxboro LVL curtailment in November 2018. The year ended December 31, 2020 includes $15.0 million of accelerated depreciation and $1.7 million of other closure costs related to the Roxboro I-joist curtailment in March 2020. For additional information regarding the Roxboro I-joist production curtailment, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K.

(d)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a non-GAAP measure.

Facilities

    Our Wood Products segment operates five EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate eleven plywood and veneer plants, as well as two sawmills.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2022, wood fiber accounted for approximately 43% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.

    Logs comprised approximately 72% of our wood fiber costs during 2022, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions. Approximately 88% of our log supply in 2022 was supplied through purchases from private landowners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.
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
    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2022. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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

Sales, Marketing, and Distribution

     Our EWP sales force is managed centrally through a main office that oversees regional sales teams. Our sales force spends a significant amount of time working with end customers who purchase our EWP. Our sales force provides a variety of technical support services, including integrated design, engineering, product specification software, distributor inventory management software, and job-pack preparation systems. Sales of plywood are handled in multiple locations, with management located centrally at headquarters.
    In 2022, EWP and plywood accounted for 57% and 34%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters in North America. Our BMD segment is our Wood Products segment's largest customer, representing approximately 65% of our Wood Products segment's overall sales in 2022. In 2022, 77% and 32% of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our BMD segment.
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

    The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2022	2021	2020	2019	2018
	(percentage of Building Materials Distribution sales)
Commodity	44.9%	51.6%	46.6%	41.7%	48.3%
General line	33.3%	30.2%	35.6%	38.2%	33.1%
Engineered wood products	21.8%	18.2%	17.8%	20.1%	18.6%

    The following table sets forth segment sales, income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2022	2021	2020	2019	2018
	(millions)
Segment sales	$7,643.6	$7,174.3	$4,952.0	$4,137.7	$4,287.7

Segment income	$627.1	$481.1	$247.5	$116.2	$112.5
Segment depreciation and amortization	27.0	24.0	22.5	20.8	18.3
Segment EBITDA (a)	$654.1	$505.1	$270.0	$137.0	$130.8
_______________________________________

(a)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a non-GAAP measure.

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
Customers
Our customer relationships range from locally owned single-location facilities to large national dealers and home improvement centers across the U.S., with Builders FirstSource and Home Depot being our largest customers. Substantially all sales to Builders FirstSource were recorded in our BMD segment, and sales to Home Depot were recorded in our BMD and Wood Products segments. For additional information related to customers of our Wood Products and BMD segments, see the "Sales, Marketing, and Distribution" sections above.
Competition

Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. In EWP, we compete against several major North American EWP producers, such as Weyerhaeuser Company, Pacific Woodtech Corporation, and Roseburg Forest Products, as well as several other smaller firms. Our EWP products also face competition because EWP may be substituted by dimension lumber and truss products in many building applications. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, foreign imports produced principally in South America, and several smaller domestic producers. Our plywood products also face competition from OSB producers, because OSB can be substituted for plywood in many building and industrial applications. We have leading market positions in the manufacture of EWP and plywood. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, availability, and particularly with respect to EWP, customer service, product support, and performance features offered. Most of our competitors are located in the U.S. and Canada, although we also compete with manufacturers in other countries, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their plywood into the U.S.

Building Materials Distribution. The building materials distribution markets in which we operate are highly fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Specialty Building Products Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, OrePac, Woodgrain Inc., and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. Proximity to customers is also an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our ability to obtain quality materials, from both internal and external sources, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms on which we are able to obtain products from our suppliers and sell to our customers.
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

At Boise Cascade, the health and safety of our 6,780 employees is core to how we do business. We collect and report common lagging indicators of safety performance, and our safety programs include tools, training, and resources that allow us to collect, analyze, and share leading indicators of safety-related hazards broadly across our organization. We believe that our focus on leading indicators helps to prevent future incidents and injuries. Living our values means driving the expectation that each of our employees has ownership in safety and the authority to stop work if there is a safety concern. Our safety commitment extends to minimizing the spread and reducing the severity of COVID-19. Our cross-functional crisis team continues to monitor and adjust our protocols as infection rates fluctuate and we continue to follow the Centers for Disease Control’s guidance and communicate regularly to our employees.

Our Code of Ethics guides the actions and behaviors of anyone working for, representing, or partnering with Boise Cascade. The code establishes the expectations for ensuring we have an inclusive and harassment-free work environment. We have an open-door policy that encourages employees to speak up about any work-related issues, suggestions, or ideas. We also provide a confidential CARE Line, which offers an additional way to report behavior or activity that may be unsafe, unethical, or illegal.

We are committed to providing comprehensive benefit programs. We offer benefits that will help our employees and their families live healthier and more secure lives. Our Total Rewards program provides competitive pay, comprehensive health benefits, 401(k) savings plans, well-being programs, community engagement opportunities, education aid, and career recognition and development.

Selecting and developing talent is a vital aspect of our human capital strategy because our employees are at the heart of our Purpose and delivering on our promises to our stakeholders. We focus on developing talent from within our businesses and supplement with finding the right external hires to support our key strategic objectives of accelerating innovation, digital technology, and diversity, equity and inclusion. We strive for excellence in business continuity and personal growth by developing our employees as individuals through targeted leadership programs, experiences, and assignments. Individual development includes annual performance reviews with development plans, access to a variety of resources, and ongoing education opportunities.

In October 2022 we successfully launched a new integrated Human Capital Management (HCM) system. The HCM system provides the capability to increase effectiveness and efficiency by improving automation of HR transactions and reporting, enhancing access for managers and HR, and adding capacity and scalability, including mobile access for employees, all within one platform. The initial launch updated our Core HR, Payroll, Benefits, Onboarding and Recruiting processes. Additional modules are planned for 2023, which includes a Learning Management System.

Environmental

    Boise Cascade recognizes the weight of scientific evidence indicates a changing climate associated with increasing carbon dioxide in the atmosphere, and uses the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD) for guidance in tracking and communicating our position and performance relative to climate. To further enhance our ability to track and report on climate-related issues, we formed an Environmental, Social, and Governance (ESG) working group in 2022, made up of members from several departments across the company. The working group evaluated material sources of Scope 1 and 2 greenhouse gas (GHG) emissions and undertook a review and selection of technology tools that will allow us to begin tracking GHG emissions and energy metrics.

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

Available Information

    Our filings under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these filings, are available free of charge on the investor relations portion of our website at www.bc.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Information About Our Executive Officers and Key Management

    Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 10, 2023.

Name	Age	Position
Executive Officers:
Nate Jorgensen	58	Chief Executive Officer
Kelly Hibbs	56	Senior Vice President, Chief Financial Officer, and Treasurer
Mike Brown	61	Executive Vice President, Wood Products
Jeff Strom	55	Executive Vice President, Building Materials Distribution
Jill Twedt	43	Senior Vice President, General Counsel and Secretary
Key Management:
Tom Hoffmann	64	Senior Vice President of Purchasing, Building Materials Distribution
Robert Johnson	58	Senior Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Erin Nuxoll	62	Senior Vice President, Human Resources
Chris Seymour	51	Senior Vice President, Manufacturing Operations, Wood Products
Rich Viola	65	Senior Vice President of Sales and Marketing, Building Materials Distribution (retiring March 1, 2023)
Joanna Barney	49	Vice President, Western Operations, Building Materials Distribution
Troy Little	55	Vice President, Finance and Commodity Sales, Wood Products
Jim Wickham	57	Vice President, Eastern Operations, Building Materials Distribution

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

Jill Twedt, Senior Vice President, General Counsel, and Secretary
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

•Vice President of Purchasing, Building Materials Distribution, May 2019 - July 2021
•Vice President of Operations, Building Materials Distribution, October 2016 - May 2019
•Division Operations Manager, Building Materials Distribution, September 2015 - October 2016
•Pacific Region Manager, Building Materials Distribution, November 2006 - September 2015

Mr. Hoffmann received a bachelor's degree in Business from the University of Idaho, Moscow, ID, with a dual major in marketing and management.

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
•Business Optimization Manager, Wood Products, May 2017 - March 2019
•Region Manager, Wood Products, February 2016 - May 2017
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

Rich Viola, Senior Vice President of Sales and Marketing, Building Materials Distribution

Mr. Viola, our senior vice president of sales and marketing, Building Materials Distribution, has elected to retire from the company effective March 1, 2023. He was elected to the position in February 2016. His previous positions with the company include:
•Vice President, Sales and Marketing, Building Materials Distribution, October 2013 - February 2016

Mr. Viola received a bachelor's degree in Marketing from Northeastern University, Boston, MA.

Joanna Barney, Vice President, Western Operations, Building Materials Distribution

Ms. Barney was elected the company’s vice president of western operations, Building Materials Distribution, in May 2022. Her previous positions with the company include:

•General Manager, Western Operations, Building Materials Distribution, September 2021 – May 2022
•Branch Manager, Building Materials Distribution, September 2015 – September 2021

Ms. Barney received a bachelor’s degree in Business Finance from the University of Utah, Salt Lake City, UT.

Troy Little, Vice President, Finance and Commodity Sales, Wood Products

Mr. Little was elected the company’s vice president, finance and commodity sales, Wood Products, in May 2022. His previous positions with the company include:

•Director of Finance & Commodity Sales, Wood Products, May 2020 – May 2022
•Financial Manager, Wood Products, May 2018 - May 2020
•Division Controller, Wood Products, October 2016 – May 2018

Mr. Little received a bachelor’s degree in Business Administration from the College of Idaho, Caldwell, ID.

Jim Wickham, Vice President, Eastern Operations, Building Materials Distribution

Mr. Wickham was elected the company's vice president of eastern operations, Building Materials Distribution, in February 2022. His previous positions with the company include:

•General Manager, Eastern Operations, Building Materials Distribution, February 2021 - February 2022
•Northeastern Region Manager, Building Materials Distribution, May 2016 - February 2021
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

A portion of the building products we produce or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices have historically been volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction in the U.S. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand, including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry level housing, increasing proportion of homes in warmer and/or coastal areas using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity.

Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, the restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America.

In addition, we sell wood chips that are a byproduct of processing logs at our manufacturing operations, or created through the chipping of small-diameter logs that we are unable to process at our manufacturing operations. Our wood chips are primarily sold to paper mills in close proximity to our operations which convert the chips into wood pulp. Periods of high output from wood-based operations, closure of paper mills in the regions that we operate, declines in demand for paper grades that utilize our chips, or substitution of our chips with other recycled fiber sources, can negatively affect the balance of supply and demand for chips. An oversupply of chips has a negative impact on our chip price realizations and profitability.

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

The building products distribution industry in which our BMD segment competes in is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem-solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms to obtain products from suppliers and sell products to customers. If our financial condition deteriorates in the future, our relationships with suppliers and customers may be negatively affected.

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
Our products may compete with alternative products in certain market segments. For example, plastic, concrete, steel, wood/plastic or composite materials may be used by builders as alternatives to the products produced by our Wood Products segment, such as EWP and plywood. Changes in prices for oil, chemicals, and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase the substitution of those products for our products. As the use of these alternatives grows, demand for our products may decline.
Our principal manufactured products are also subject to substitution from other wood-based products, such as EWP facing competition from numerous dimension lumber producers and other strand-based EWP that we do not produce, or plywood losing further market share to OSB in residential and non-residential applications. In addition, we have seen an increase in floor truss capacity by a number of our dealer customers, partially due to the limited supply of I-joists over the last two years. The expansion of truss manufacturing could negatively impact our I-joist market share and net sales prices.

Building code provisions have also been implemented in certain jurisdictions to address concerns for firefighter safety related to the collapse of floors during residential fires. The I-joists that we manufacture are subject to this code change. As local jurisdictions adopt the new code, we may be competitively disadvantaged in houses built with ground floors over unfinished basements and could be subject to substitution by dimension lumber or other products.

Operational Risks

Cyber security risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business.
We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. We also rely on information technology systems that automate aspects of our manufacturing processes. We work to install new, and upgrade existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. Despite careful security and controls design, including independent third-party assessments, our information technology systems, and those of our third-party providers, have been subject to security breaches and cyber-attacks. To date, none of the known security breaches or cyber-attacks have had material adverse effects on our operations. However, in the future, network, system, and data breaches could result in the misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and unauthorized disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.
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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including but not limited to:
•labor difficulties, including the inability to staff our facilities due to a global health pandemic;
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

Because approximately 65% of our Wood Products sales in 2022 were to our BMD business, a material disruption at our Wood Products facilities would also negatively affect our BMD business. We are therefore exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our vertical integration and the resulting impact on our BMD business.

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

As of February 10, 2023, we had approximately 6,780 employees. Approximately 19% of these employees work pursuant to collective bargaining agreements. As of February 10, 2023, we had ten collective bargaining agreements. One agreement covering approximately 90 employees at our Canadian EWP facility expired on December 31, 2022, but the terms and conditions of this agreement remain in effect pending negotiation of a new agreement. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

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

Our ability to offer a wide variety of products to our BMD customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Our customers' purchasing decisions for commodity products we sell are primarily based on price and availability, and these commodities may be sourced from various manufacturers. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers' purchasing decision. Supply chains, including key products purchased from our suppliers, may be disrupted during a global health pandemic. In addition, although we have agreements in place with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

We depend on third parties for transportation services and limited availability or increases in costs of transportation could adversely affect our business and operations.
Our business depends on the transportation of a large number of products, via rail or truck. In Wood Products, we rely on third parties for inbound receipt of raw materials and outbound movements of finished goods. In BMD, we rely primarily on third parties for inbound receipt of the products we resell and manage the outbound movement of products to our customers with a combination of internal and external resources. In addition, we are subject to seasonal capacity constraints and weather-related delays for rail and truck transportation.
If any of these providers fail to deliver raw materials or finished goods for resale to us in a timely manner, we may be unable to meet our customer demands. In addition, if any of our third-party transportation providers fail to deliver the goods we manufacture or distribute in a timely manner, we may be unable to sell those products at full value. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost.
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
Wood fiber is our principal raw material, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2022. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2022. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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

We evaluate potential acquisitions from time to time and have, in the past, grown through acquisitions. In the future, we may be unable to successfully identify attractive potential acquisitions or effectively integrate potential acquisitions due to multiple factors, including those noted below, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations.

Our failure to integrate the Coastal Plywood operations or future acquired businesses effectively, realize expected benefits, or manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.

Financial Risks

A significant portion of our sales are concentrated with a small number of customers.

For the year ended December 31, 2022, our top ten customers represented approximately 46% of our sales, with one customer accounting for approximately 12% of total sales. At December 31, 2022, receivables from two customers accounted for approximately 17% and 14% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.

Adverse market conditions may increase the credit risk from our customers.

Our BMD and Wood Products segments extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Unfavorable market conditions could result in financial failures of one or more of our significant customers. Furthermore, we may not be aware of any deterioration in our customers' financial position. In addition, as customers merge and consolidate, credit risk may become concentrated among fewer customers. If our customers' financial positions become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our operating results, cash flow, and liquidity.

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

Future events or circumstances such as sustained negative economic impacts, declines in single-family housing starts, environmental regulations or restrictions, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to the book value of certain assets and past investments we have made.

For additional information and a discussion regarding the impact of impairment of long-lived assets and accelerated depreciation charges on our results of operations and financial condition, see Note 6, Curtailment of Manufacturing Facility, of the Notes to Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" and "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.

In recent years, we have completed a number of capital investments; including the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), purchasing and leasing new or additional land and warehouse space for expansion, and increasing our outdoor storage acreage. These capital investments, along with acquisitions, have resulted in increased fixed costs, which could negatively affect our profitability if our revenue and operating results do not offset our incremental fixed costs. Capital expenditures for the expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If, for any reason, we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In addition, our revolving credit facility provides that if an event of default occurs or excess availability under our revolving credit facility drops below a threshold amount equal to the greater of 10% of the Line Cap (as defined in the Amended Agreement) and $35 million (and until such time as excess availability for two consecutive fiscal months exceeds that threshold amount and no event of default has occurred and is continuing), we will be required to maintain a monthly minimum fixed charge coverage ratio of 1.0:1.0, determined on a trailing twelve-month basis.

Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Risks Relating to Laws and Regulations

Compliance with data privacy and security laws and regulations could adversely affect our business.

Many U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. In the ordinary course of business we capture, process, store, and transmit confidential business information and certain personal information relating to our employees, customers and vendors that are subject to these laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues. Ongoing efforts to comply with evolving laws and regulations may require subsequent modifications to our policies, procedures and systems. We will continue to monitor and assess the impact of regulatory legislation, which may impose substantial penalties for violations, increased costs for investigations, monitoring and compliance, potential litigation, and possible damage to our reputation, all of which could have a material adverse effect on our operations, financial condition, or cash flows.

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

As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We may also be contractually obligated to indemnify third parties under environmental laws for the cleanup of past spills and releases of hazardous or toxic substances for properties which we no longer own and operate. We could be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the property's value.

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

•the public's reaction to our press releases, our other public announcements, and our filings with the SEC;

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

In November 2017, our board of directors approved a dividend policy pursuant to which we have paid quarterly cash dividends to holders of our common stock. In addition to these quarterly dividends, we also paid special dividends in each of the last five years. However, the future declaration and payment of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

    The following is a list of our facilities by segment as of February 10, 2023. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

    We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 10, 2023:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	11	Alabama, Florida, Louisiana (2), Oregon (5), South Carolina, and Washington
LVL/I-joist/laminated beam plants	5	Alabama, Louisiana, Oregon, Idaho, and Canada
Sawmills	2	Washington

Building Materials Distribution

    Our BMD business operates a nationwide network of 38 owned and leased warehouse facilities across the U.S. The total approximate square footage of our warehouse space is 5.4 million, of which 2.5 million square feet is owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD operates a single component manufacturing plant.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 10, 2023, there were 39,460,018 shares of our common stock outstanding, held by four stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Performance Graph

    The following graph compares the return on a $100 investment in our common stock on December 31, 2017, with a $100 investment also made on December 31, 2017, in the S&P SmallCap 600 Index and in our peer group. The companies included in our peer group are Louisiana-Pacific Corporation, BlueLinx Holdings Inc., UFP Industries, Inc., and Builders FirstSource, Inc. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return (a)
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Boise Cascade Company
S&P SmallCap 600
Peer Group

___________________________________

(a)    $100 invested in stock or index on December 31, 2017, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
    We did not sell any unregistered securities from January 1, 2022, through December 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. As of December 31, 2022, there were 1,996,989 shares of common stock that may yet be purchased under the Program. We did not repurchase any shares of our common stock during the three months ended December 31, 2022.

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

    The following sections discuss our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Company Background

    Boise Cascade is a large, vertically-integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are vertically-integrated from wood fiber procurement through distribution. During 2022, approximately 65% of our Wood Products segment sales, or approximately 77% and 32% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

    We recorded income from operations of $1,157.8 million during the year ended December 31, 2022, compared with $971.8 million during the same period in the prior year. In our Wood Products segment, income increased by $44.0 million to $575.2 million for the year ended December 31, 2022, from $531.2 million in 2021. The increase in segment income was due primarily to higher EWP sales prices. This increase was offset partially by lower plywood sales prices, lower EWP sales volumes, and higher wood fiber costs and other manufacturing costs. In addition, depreciation and amortization expense increased due to the acquisition of two plywood facilities on July 25, 2022. In our BMD segment, income improved $146.0 million to $627.1 million for the year ended December 31, 2022, from $481.1 million for the year ended December 31, 2021, driven by a gross margin increase of $215.5 million, primarily related to improved gross margins across our EWP and general line products. The margin improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $56.8 million and $7.8 million, respectively. These changes are discussed further in "Our Operating Results" below.

    On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood Company (Coastal Plywood), and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama (the Acquisition) for a purchase price of $515.2 million, including closing date working capital of $25.2 million. We continue to integrate these facilities into our system, which will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, the Havana plywood operation improves our mix of specialty plywood products and we believe is well positioned geographically to support plywood demand in the southeastern U.S.

    We ended 2022 with $998.3 million of cash and cash equivalents and $444.4 million of debt. At December 31, 2022, we had $396.2 million of unused committed bank line availability. We generated $249.4 million of cash during the year ended December 31, 2022, as cash provided by operations was offset partially by funding the Acquisition, capital spending and dividends paid on our common stock. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

    Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. While mortgage rates have declined from peak levels in late 2022 and home price increases have moderated, home affordability remains a challenge for consumers. The Federal Reserve's upcoming actions in response to inflationary data and what impacts these actions have on mortgage rates and the broader economy will continue to influence the near-term demand environment. We expect a deceleration in housing starts, with various industry forecasts for 2023 single- and multi-family housing starts in the U.S generally ranging from 1.1 million to 1.3 million units, compared with actual housing starts of 1.55 million in 2022 and 1.60 million in 2021, as reported by the U.S. Census Bureau. As it relates to home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity provide a favorable backdrop for repair-and-remodel spending. While likely tempered by an economic slowdown, we anticipate the primary drivers of repair-and-remodeling activity to continue to be supportive of homeowners' further investment in their residences.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. We expect future commodity product pricing and commodity input costs to be volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. In addition, we have experienced price erosion and reduced volumes on our EWP products due to slowing economic activity and decreased demand for new residential construction. As such, we have and will continue to manage our production levels to meet current and expected sales demand, which will result in operating some of our facilities below their capacity until demand improves.

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

    The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the period noted below. In addition to the year-over-year average price changes, 2022 and 2021 were years of exceptional price volatility when compared to historical results.

Year Ended December 31
2022 versus 2021
Increase (decrease) in composite panel prices	(18)%
Increase (decrease) in Western Fir plywood prices	(12)%
Increase (decrease) in Southern Pine plywood prices	(10)%
Increase (decrease) in OSB prices	(25)%
Increase (decrease) in composite lumber prices	(9)%

    In our Wood Products segment, we manufacture plywood, but not OSB, and therefore our reported prices may not trend with the overall composite panel price index. Our BMD segment purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability. For further discussion of the impact of commodity prices, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

    General Economic and Industry Conditions Affecting Demand

    The level of housing starts is especially important to our results of operations. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry level housing, increasing proportion of homes in warmer and/or coastal areas using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity. In addition, EWP demand will be highly influenced by single-family housing starts.

    Industry supply for the products we produce and distribute is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies and substitutes, capacity additions and closures, the restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America.

    We believe that our product line diversification provides us some protection from declines in new residential construction. Our products are used not only in new residential construction, but also in residential repair-and-remodeling projects. We believe the overall age of the U.S. housing stock, resales of existing homes, and increased focus on making homes more energy efficient will continue to support long-term growth in repair-and-remodeling expenditures and increased demand through home improvement centers and our other customers that service professional contractors.

    Cost and Availability of Raw Materials

    Our principal raw material is wood fiber, which accounted for approximately 43% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2022. Logs comprised approximately 72% of our wood fiber costs during 2022, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

    The following table provides the change in our average per-unit log costs for the period noted below:

Year Ended December 31
2022 versus 2021
Increase (decrease) in per-unit log costs	6%

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

    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2022. OSB is a commodity, and prices have been historically volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

    Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

    We also use various resins and glues in our manufacturing processes, which accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2022. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

    We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2022 and 2021:

	Year Ended December 31
	2022	2021
	(millions)
Sales	$8,387.3	$7,926.1

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	6,472.5	6,300.1
Depreciation and amortization	101.6	80.8
Selling and distribution expenses	553.3	491.0
General and administrative expenses	103.8	83.2
Other (income) expense, net	(1.7)	(0.8)
	7,229.5	6,954.3

Income from operations	$1,157.8	$971.8

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	77.2%	79.5%
Depreciation and amortization	1.2	1.0
Selling and distribution expenses	6.6	6.2
General and administrative expenses	1.2	1.1
Other (income) expense, net	—	—
	86.2%	87.7%

Income from operations	13.8%	12.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the years ended December 31, 2022 and 2021.

	Year Ended December 31
	2022	2021
	(thousands)
U.S. Housing Starts (a)
Single-family	1,004.9	1,127.2
Multi-family	549.6	473.8
	1,554.5	1,601.0

	(millions)
Segment Sales
Wood Products	$2,115.9	$1,970.8
Building Materials Distribution	7,643.6	7,174.3
Intersegment eliminations	(1,372.2)	(1,219.0)
	$8,387.3	$7,926.1

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	17.6	18.2
I-joists (equivalent lineal feet)	229	290
Plywood (sq. ft.) (3/8" basis)	1,319	1,259
Lumber (board feet)	83	77

	(dollars per unit)
Wood Products
Average Net Selling Prices
LVL (cubic foot)	$30.56	$21.73
I-joists (1,000 equivalent lineal feet)	2,178	1,514
Plywood (1,000 sq. ft.) (3/8" basis)	523	606
Lumber (1,000 board feet)	927	1,043

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	44.9%	51.6%
General line	33.3%	30.2%
Engineered wood products	21.8%	18.2%

Gross margin percentage (b)	15.8%	13.8%
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

2022 Compared With 2021

Sales

    For the year ended December 31, 2022, total sales increased $461.2 million, or 6%, to $8,387.3 million from $7,926.1 million during the year ended December 31, 2021. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver for our sales. During 2022, U.S. housing starts decreased 3%, driven by a decrease in single-family starts of 11%, compared with 2021. For the year ended December 31, 2022, average composite panel and average composite lumber prices were 18% and 9% lower, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite panel and lumber pricing. These decreases in composite commodity pricing impacted our sales prices in both of our segments, as noted below.

    Wood Products.  During the year ended December 31, 2022, sales, including sales to our BMD segment, increased $145.1 million, or 7%, to $2,115.9 million from $1,970.8 million in 2021. The increase in sales was driven by higher sales prices for I-joists and LVL (collectively referred to as EWP) of 44% and 41%, respectively, resulting in increased sales of $152.3 million and $155.5 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements. Higher sales volumes for plywood of 5% resulted in increased sales of $36.5 million. Plywood sales volumes increased due to the Acquisition. In addition, other sales, including by-products and laminated beams, increased sales by $12.2 million. These increases were offset partially by lower plywood sales prices of 14%, resulting in decreased sales of $109.3 million. In addition, I-joist and LVL sales volumes decreased 21% and 3%, respectively, resulting in decreased sales of $92.5 million and $13.8 million, respectively. I-joist and LVL sales volumes decreased due to a decline in housing starts and significant inventory destocking through the customer channel. I-joist volumes were also impacted by the availability of product substitutes and construction methods.

    Building Materials Distribution.  During the year ended December 31, 2022, sales increased $469.3 million, or 7%, to $7,643.6 million from $7,174.3 million in 2021. Compared with the prior year, the overall increase in sales was driven by sales price increases of 11%, offset partially by a sales volume decrease of 4%. By product line, commodity sales decreased 7%, or $272.3 million, general line product sales increased 17%, or $377.7 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) increased 28%, or $363.9 million.

Costs and Expenses

    Materials, labor, and other operating expenses (excluding depreciation) increased $172.4 million, or 3%, to $6,472.5 million for the year ended December 31, 2022, compared with $6,300.1 million during the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher per-unit costs of logs of approximately 6% compared with 2021, as well as increased labor and other manufacturing costs. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment decreased by 120 basis points, which was primarily due to higher EWP sales prices, resulting in improved leveraging of wood fiber costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of higher product prices, compared with 2021. However, the BMD segment MLO rate improved 200 basis points compared to 2021 due primarily to improved margins on EWP and general line products.

    Depreciation and amortization expenses increased $20.8 million, or 26%, to $101.6 million for the year ended December 31, 2022, compared with $80.8 million during the prior year. The increase was due primarily to the Acquisition and other capital expenditures.

    Selling and distribution expenses increased $62.3 million, or 13%, to $553.3 million for the year ended December 31, 2022, compared with $491.0 million for the prior year. The increase was due primarily to higher shipping and handling costs of $23.2 million, as well as higher employee-related expenses, including base pay increases, and sales and incentive compensation of $21.7 million. In addition, travel and entertainment expenses and occupancy expenses increased $5.1 million and $3.1 million, respectively.

    General and administrative expenses increased $20.6 million, or 25%, to $103.8 million for the year ended December 31, 2022, compared with $83.2 million for the prior year. The increase was due primarily to higher employee-related expenses, including base pay increases, and incentive compensation of $14.1 million, as well as a $5.6 million increase in discretionary expenses related to professional fees and travel and entertainment. In addition, in our Wood Products segment, we purchased $1.8 million of insurance related to the Acquisition and incurred $1.3 million of acquisition-related expenses.

    For the year ended December 31, 2022 other (income) expense, net, was $1.7 million of income, which primarily included earn-out income related to a previous asset sale in our Wood Products segment, offset partially by other expenses.

Income From Operations

    Income from operations increased $186.0 million to $1,157.8 million for the year ended December 31, 2022, compared with $971.8 million for the year ended December 31, 2021.

 Wood Products.  For the year ended December 31, 2022, segment income increased $44.0 million to $575.2 million from $531.2 million for the year ended December 31, 2021. The increase in segment income was due primarily to higher EWP sales prices. This increase in segment income was offset partially by lower plywood sales prices, lower EWP sales volumes, and higher wood fiber costs and other manufacturing costs. In addition, depreciation and amortization expense increased $18.1 million related to the Acquisition, we purchased $1.8 million of acquisition-related insurance, and incurred $1.3 million of acquisition-related expenses.

Building Materials Distribution.  For the year ended December 31, 2022, segment income increased $146.0 million to $627.1 million from $481.1 million for the year ended December 31, 2021. The increase in segment income was driven by a gross margin increase of $215.5 million, primarily related to improved gross margins across our EWP and general line products compared with 2021. The improvement was offset partially by increased selling and distribution expenses and general and administrative expenses of $56.8 million and $7.8 million, respectively.

Corporate.  Unallocated corporate expenses increased $3.9 million to $44.4 million for the year ended December 31, 2022, from $40.5 million for the year ended December 31, 2021. The increase was due primarily to higher employee-related expenses, offset partially by lower self-insurance losses during 2022.

Other

    Interest Income. Interest income increased $12.1 million to $12.3 million for the year ended December 31, 2022, from $0.2 million for the year ended December 31, 2021. The increase was due primarily to higher interest rates on cash equivalents and increases in the average balances of cash equivalents.

    Change in fair value of interest rate swaps. For information related to our interest rate swaps, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Income Tax Provision

    For the years ended December 31, 2022 and 2021, we recorded $288.7 million and $236.4 million, respectively, of income tax expense and had an effective rate of 25.2% and 24.9%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

    During the year ended December 31, 2022, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was a $45.0 million increase in income tax expense, or an effect of 3.9%, from state income taxes.

    During the year ended December 31, 2021, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was a $35.7 million increase in income tax expense, or an effect of 3.8%, from state income taxes.

Liquidity and Capital Resources

    We ended 2022 with $998.3 million of cash and cash equivalents and $444.4 million of debt. At December 31, 2022, we had $1,394.5 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents increased by $249.4 million during the year ended December 31, 2022, as cash provided by operations was offset partially by funding the Acquisition, capital spending, and dividends paid on our common stock, as further discussed below.

    At December 31, 2022, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date, and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2023 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2023.

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

	Year Ended December 31
	2022	2021
	(thousands)
Net cash provided by operations	$1,041,219	$666,984
Net cash used for investment	(625,456)	(105,586)
Net cash used for financing	(166,326)	(217,873)

Operating Activities

2022 Compared With 2021

In 2022, our operating activities generated $1,041.2 million of cash, compared with $667.0 million in 2021. The $374.2 million increase in cash provided by operations in 2022 relates primarily to the following:

•A $44.0 million increase in income in our Wood Products segment and a $146.0 million increase in income in our BMD segment. See "Operating Results" above for a discussion on our results for 2022.

•A $41.0 million decrease in working capital during 2022, compared with a $109.2 million increase in working capital during 2021. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The decrease in working capital in 2022 was primarily attributable to lower receivables, offset partially by an increase in inventories and a decrease in accounts payable and accrued liabilities. The decrease in receivables in 2022 primarily reflects decreased sales of approximately 24%, comparing sales for the month of December 2022 with sales for the month of December 2021. Inventories increased in 2022 primarily due to higher production costs for our manufactured products, the acquisition of two plywood facilities, and decreased housing demand related to economic uncertainties. The decrease in accounts payable and accrued liabilities in 2022 was related to the decrease in inventories in our BMD segment and lower accrued rebates as of December 31, 2022 as housing activity slowed at the end of 2022. The increase in working capital in 2021 was primarily attributable to higher receivables and inventories, offset partially by an increase in accounts payable and accrued liabilities. The increase in receivables in 2021 primarily reflects increased sales of approximately 20%, comparing sales for the month of December 2021 with sales for the month of December 2020. Inventories increased in 2021 primarily due to the increased cost of inventory purchased for resale and higher production costs for our manufactured products. The increase in accounts payable and accrued liabilities in 2021 was related to the increase in inventories and higher accrued rebates as of December 31, 2021.

Investment Activities

    Net cash used for investing activities was $625.5 million and $105.6 million during 2022 and 2021, respectively.

2022

    During the year ended December 31, 2022, we used $515.2 million for the Acquisition. The facilities acquired in the Acquisition will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity and improve our mix of specialty plywood products. In addition, we used approximately $114.1 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Included in our 2022 capital spending is funding for our BMD organic expansions in Minnesota, Ohio, and Kentucky, which services Cincinnati and the surrounding markets. In addition, we purchased land in South Carolina and Texas for our recently announced BMD greenfield distribution centers, which will allow us to better serve customers in several high-growth markets. In our Wood Product segment, we had capital spending related to the replacement of a dryer at our Chester, South Carolina, veneer and plywood plant, and post-acquisition veneer equipment related spending at our Chapman, Alabama facility. Purchases of property and equipment also included approximately $4 million for environmental compliance in 2022, and we expect to spend approximately $4 million in environmental compliance related spending in 2023. During the year ended December 31, 2022, we received $2.5 million of earn-out income related to a previous asset sale in our Wood Products segment.

    Excluding potential acquisitions, we expect capital expenditures in 2023 to total approximately $120 million to $140 million. We expect our capital spending in 2023 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2023 capital expenditures range includes funding for greenfield distribution centers in South Carolina and Texas, projects at our mills in the southeast to expand our EWP capacity, and the recently announced purchase of property to house an additional door shop assembly operation in Kansas City, Missouri. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

2021

    During the year ended December 31, 2021, we used approximately $106.5 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2021, purchases of property and equipment included approximately $3 million for environmental compliance.

Financing Activities

    During 2022, our financing activities used $166.3 million of cash, including $159.6 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. See "Dividends on Common Stock" below for further discussion of common stock dividend payments. During 2022, we did not borrow under our revolving credit facility and therefore had no borrowings outstanding on the facility as of December 31, 2022.

    On September 9, 2022, we entered into the Eighth Amendment to the Amended and Restated Credit Agreement (the Amendment) related to our senior secured asset-based revolving credit facility and term loan. The Amendment increases the maximum amount available for revolving loans from $350 million to $400 million, extends the maturity date of the agreement, and replaced the LIBOR rate with SOFR. The term loan remains at $50.0 million. As of December 31, 2022, we have no debt maturities prior to 2027.

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

    For more information regarding our dividend declarations and payments made during 2022 and 2021, see Note 13, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Stock Repurchase Program

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the Program at any time. As of December 31, 2022, there were approximately 2.0 million shares of common stock that may yet be purchased under the program. During 2022, we did not purchase any shares under the Program. For more information related to our stock repurchases, see Note 13, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other Material Cash Requirements

Long-term Debt and Interest

    As of December 31, 2022, we had long-term debt with varying maturities totaling an aggregate principal of $450.0 million, with no principal payments required within 12 months. Future interest payments associated with the long-term debt total $168.3 million, with $22.1 million payable within 12 months. Long-term debt and interest amounts assume our debt is held to maturity. For more information, see Note 9, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Leases

    We enter into various operating and finance leases for our distribution centers, as well as other property and equipment. As of December 31, 2022, our minimum lease payments for operating leases were $74.1 million, with $13.6 million of lease payments required within 12 months. As of December 31, 2022, our minimum lease payments for finance leases were $52.2 million, with $4.1 million of lease payments required within 12 months. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. See Note 2, Summary of Significant Accounting Polices, and Note 10, Leases, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Purchase Obligations for Raw Materials

    As of December 31, 2022, we have contracts to purchase approximately $150 million of logs, approximately $34 million of which will be purchased pursuant to fixed-price contracts and approximately $116 million of which will be purchased pursuant to variable-price contracts. The $116 million is estimated using current contractual index pricing, but actual prices depend on future market prices. We are required to purchase approximately $35 million of logs within 12 months. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2022 and 2021, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, seasonal demand patterns, and other factors beyond our control. For further discussion of commodity price risk, refer to "Item 1A. Risk Factors" of this Form 10-K and "Factors That Affect Our Operating Results and Trends" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2022, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2022, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month term SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. We entered into this forward interest rate swap in 2020 (the 2020 Swap) and it was amended in 2022. Prior to the amendment we received one-month LIBOR-based variable interest rate payments and made fixed interest rate payments at an annual fixed rate of 0.39% on the 2020 Swap. At December 31, 2021, we had two interest rate swap agreements. Under these interest rate swaps, we received one-month LIBOR-based variable interest rate payments and made fixed interest rate payments. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million were due on a monthly basis at an annual fixed rate of 1.007%, and this swap expired in February 2022 (the Initial Swap). The 2020 Swap, as mentioned above, commenced on the expiration of the Initial Swap in February 2022.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2022, we recorded a long-term asset of $4.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

    The table below provides information as of December 31, 2022, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2022 rates and does not attempt to project future rates.

							December 31, 2022
	2023	2024	2025	2026	2027	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$400.0	$400.0	$348.5
Average interest rates	—	—	—	—	—	4.875%	4.875%	—
Variable-rate debt payments (a)
Term Loan	$—	$—	$—	$—	$50.0	$—	$50.0	$50.0
Average interest rates	—	—	—	—	5.2%	—	5.2%	—
_______________________________________

(a)    These obligations are further explained in Note 9, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

    The table below provides information as of December 31, 2022, about our interest rate swap. For information on our interest rate swap, see Interest Rate Risk and Interest Rate Swaps of Note 15, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreement, as well as the fair value at December 31, 2022:

							December 31, 2022
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swap
Variable to fixed notional amount	$—	$—	$50.0	$—	$—	$—	$50.0	$4.8
Average pay rate (a)	—	—	0.4%	—	—	—	0.4%	—
Average receive rate (b)	—	—	4.3%	—	—	—	4.3%	—
_______________________________________

(a)    Represents the weighted average actual fixed interest rate payable on our interest rate swap.

(b)    Represents the weighted average variable interest rate receivable on our interest rate swap at December 31, 2022.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to ensure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2022, we paid an insignificant amount in environmental fines and penalties.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2022 and 2021, we spent approximately $4 million and $3 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $4 million in 2023 for this purpose.

As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We may also be contractually obligated to indemnify third parties under environmental laws for the cleanup of past spills and releases of hazardous or toxic substances for properties which we no longer own and operate. We could be found liable under these laws whether or not we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the property's value.

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

In recent years, various legislative and regulatory proposals to restrict GHG emissions, such as carbon dioxide, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). These proposals have included regulations to reduce GHG emissions from new and existing electric utilities, which may result in increased electricity and natural gas costs to our businesses. This impact may be partially mitigated, as the majority of the energy used to manufacture our products is generated from biomass fuel, which reduces our reliance on fossil fuels. There are currently no specific regulations that require our wood products plants to reduce GHG emissions, and the current EPA administration has not announced plans to develop such federal regulations.

States are taking various positions on climate change regulation. Oregon and Washington have enacted regulations intended to reduce GHG emissions. These regulations have not directly affected our facilities; however, they are expected to impact our operations by increasing future costs related to natural gas, transportation fuel, and/or electricity. Our manufacturing operations in these states derive a significant amount of their energy from biomass fuel, a carbon neutral emission, which may not be directly regulated. However, changes in biomass fuel regulations may increase our costs for fuel and electricity. We are not aware of any plans to regulate GHG emissions by other states in which we have manufacturing operations. There are ongoing efforts by various organizations to encourage and/or require companies to calculate, report, and reduce their carbon footprint. Furthermore, our customers may impose carbon footprint standards on their vendors, which may require us to incur additional costs associated with the evaluation and reduction of GHGs. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.

Other Regulatory Initiatives

From time to time, legislative bodies and environmental regulatory agencies may promulgate new or revised regulatory programs imposing significant incremental operating costs or capital costs on us.

In January 2023, the EPA signed a proposal to lower the primary annual National Ambient Air Quality Standard (NAAQS) for fine particulate matter (PM-2.5). Lowering the PM-2.5 NAAQS would result in more areas within the U.S. that would exceed the NAAQS. These areas would be classified as non-attainment areas. It is possible that some of our manufacturing facilities would be located in areas that will be reclassified as non-attainment areas. Non-attainment areas must develop regulations designed to bring the areas into attainment. Our manufacturing facilities located in non-attainment areas would be subject to more stringent emission limits and permitting requirements, which could require additional costs to implement improvements to ensure compliance. Further, it could become more difficult to permit mill expansions, which may restrict our future growth. Until the EPA finalizes the new rules, we are unable to predict the specific impact to our facilities.

In 2016, our facilities began complying with the Boiler Maximum Achievable Control Technology (Boiler MACT) regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. Following litigation of the standards, in September 2022, the EPA adopted more stringent Boiler MACT emission standards for several types of boilers, including boilers common to our facilities. Boilers must be in compliance with the revised standards by September 2025. At this time, we believe the majority of our boilers will be able to comply with the new standards. However, we are still undergoing testing at our recently acquired facilities. We do not anticipate significant capital expenditures to comply with the revised standards.

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

The Oregon Department of Environmental Quality (ODEQ) Cleaner Air Oregon (CAO) rules regulate toxic air emissions from manufacturing facilities located in Oregon. The rules are risk-based, and the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first tier risk group. Our Medford plywood mill was identified in the second tier group. To date the ODEQ has not completed the program for the first tier risk group. We currently anticipate Medford Plywood will be selected into the program in 2023. Our other Oregon mills were identified in the third and fourth tier groups and will likely not be selected for several more years. When selected into the program, the facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk.

The EPA's Regional Haze Rule sets standards for visual air clarity in "Federal Class I" areas such as national parks and wilderness areas. In 2020, the ODEQ required our Medford and Elgin plywood mills to submit a cost/benefit analysis of emission controls that would reduce pollution at the mills associated with regional haze. In January 2021, both facilities received a preliminary determination from the ODEQ that additional controls would “likely” be required for the facilities’ boilers. Our Medford plywood mill negotiated permit emission reductions sufficient to reduce their potential regional haze impact to below the ODEQ threshold, and therefore, will not be required to install additional controls or take other actions. The emission reductions are not expected to impact the facility's ability to meet production goals. Our Elgin plywood mill is required to conduct a study to determine what levels of emission reduction can be achieved by installation of improved boiler controls, begin installation of boiler combustion improvements in July 2023, monitor emissions and propose new emission limits by December 2025, and then be fully compliant with those new emission limits by August 2026.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from these estimates. We believe that the accounting estimates discussed below represent the accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. We reviewed the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. Our current critical accounting estimates are as follows:

EWP Rebates and Allowances

    We provide EWP rebates at various stages of the supply chain (including distributors, dealers, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to the time lag of information and it is challenging to estimate sales subject to rebate as the products transition beyond our wholesale customers and through the supply chain to homebuilders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider when estimating sales activity at dealers and homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2022 and 2021, we had $72.2 million and $117.5 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

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

    Significant estimates and assumptions used to determine the fair value of assets acquired, including property, plant, and equipment, customer relationships, and other identifiable intangible assets, includes future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets, and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation and amortization expenses could be increased or decreased.

Long-Lived Asset Impairment

    We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2022. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

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

    Future events or circumstances such as sustained negative economic impacts, declines in single-family housing starts, environmental regulations or restrictions, sustained periods of weak commodity prices, loss of key customers, capacity additions by competitors, changes in the competitive position of our products, or changes in raw materials or manufacturing costs that lead us to believe the long-lived asset will no longer provide a sufficient return on investment, could prompt decisions to invest capital differently than expected, sell facilities, or curtail operations. Any of these factors, among others, could result in non-cash impairment or accelerated depreciation charges in the future with respect to long-lived assets, which could have a material impact on our results of operations in the period in which an impairment is recognized. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes on these valuations, the timing, precision, and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Non-GAAP Financial Measures

    In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by GAAP. In this annual report on Form 10-K, we disclose income before interest (interest expense and interest income), income taxes, and depreciation and amortization as EBITDA, which is a non-GAAP financial measure. We also disclose Adjusted EBITDA, which further adjusts EBITDA to exclude the change in fair value of interest rate swaps and loss on extinguishment of debt. We also disclose Segment EBITDA, which is segment income before depreciation and amortization.

    We believe EBITDA and Adjusted EBITDA are meaningful measures because they present a transparent view of our recurring operating performance and allow management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. We also believe EBITDA and Adjusted EBITDA are useful to investors because they provide a means to evaluate the operating performance of our segments and our Company on an ongoing basis using criteria that are used by our management and because they are frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. EBITDA and Adjusted EBITDA, however, are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measure derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income or segment income (loss) have limitations as analytical tools, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
    The following table reconciles net income to EBITDA and Adjusted EBITDA for the year ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31
	2022	2021	2020

Net income	$857,658	$712,486	$174,979
Interest expense	25,412	24,806	26,223
Interest income	(12,263)	(195)	(999)
Income tax provision	288,723	236,365	111,332
Depreciation and amortization	101,593	80,753	95,169
EBITDA	1,261,123	1,054,215	406,704
Change in fair value of interest rate swaps	(3,559)	(1,745)	2,426
Loss on extinguishment of debt	—	—	13,968
Adjusted EBITDA	$1,257,564	$1,052,470	$423,098

The following table reconciles segment income and unallocated corporate costs to Segment EBITDA, EBITDA and Adjusted EBITDA for the year ended December 31, 2022, 2021, and 2020:

	Year Ended
	December 31
	2022	2021	2020

Wood Products
Segment income	$575,167	$531,235	$127,720
Depreciation and amortization	73,308	55,249	71,141
Segment EBITDA	$648,475	$586,484	$198,861

Building Materials Distribution
Segment income	$627,091	$481,085	$247,494
Depreciation and amortization	27,005	24,007	22,460
Segment EBITDA	$654,096	$505,092	$269,954

Corporate
Unallocated corporate costs	$(44,409)	$(40,517)	$(40,185)
Foreign currency exchange gain (loss)	(1,584)	(10)	357
Pension expense (excluding service costs)	(294)	(76)	(7,457)
Change in fair value of interest rate swaps	3,559	1,745	(2,426)
Loss on extinguishment of debt	—	—	(13,968)
Depreciation and amortization	1,280	1,497	1,568
EBITDA	(41,448)	(37,361)	(62,111)
Change in fair value of interest rate swaps	(3,559)	(1,745)	2,426
Loss on extinguishment of debt	—	—	13,968
Corporate Adjusted EBITDA	$(45,007)	$(39,106)	$(45,717)

Total Company Adjusted EBITDA	$1,257,564	$1,052,470	$423,098

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company
Consolidated Statements of Operations

	Year Ended December 31
	2022	2021	2020
	(thousands, except per-share data)
Sales	$8,387,307	$7,926,111	$5,474,838

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	6,472,540	6,300,076	4,536,051
Depreciation and amortization	101,593	80,753	95,169
Selling and distribution expenses	553,251	491,016	428,279
General and administrative expenses	103,750	83,228	78,636
Loss on curtailment of facility	—	—	1,707
Other (income) expense, net	(1,676)	(765)	(33)
	7,229,458	6,954,308	5,139,809

Income from operations	1,157,849	971,803	335,029

Foreign currency exchange gain (loss)	(1,584)	(10)	357
Pension expense (excluding service costs)	(294)	(76)	(7,457)
Interest expense	(25,412)	(24,806)	(26,223)
Interest income	12,263	195	999
Change in fair value of interest rate swaps	3,559	1,745	(2,426)
Loss on extinguishment of debt	—	—	(13,968)
	(11,468)	(22,952)	(48,718)

Income before income taxes	1,146,381	948,851	286,311
Income tax provision	(288,723)	(236,365)	(111,332)
Net income	$857,658	$712,486	$174,979

Weighted average common shares outstanding:
Basic	39,526	39,420	39,277
Diluted	39,772	39,646	39,431

Net income per common share:
Basic	$21.70	$18.07	$4.45
Diluted	$21.56	$17.97	$4.44

Dividends declared per common share	$4.01	$5.42	$2.00

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2022	2021	2020
	(thousands)
Net income	$857,658	$712,486	$174,979
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain, net of tax of $122, $15, and $1,728, respectively	367	46	5,104
Amortization of actuarial (gain) loss, net of tax of $21, $(4), and $204, respectively	62	(15)	603
Effects of settlements, net of tax of $32, $—, and $1,581, respectively	98	—	4,669
Stranded tax effects of pension plan termination	—	—	38,794
Other comprehensive income, net of tax	527	31	49,170
Comprehensive income	$858,185	$712,517	$224,149

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets

	December 31
	2022	2021
	(thousands)
ASSETS
Current
Cash and cash equivalents	$998,344	$748,907
Receivables
Trade, less allowances of $3,264 and $2,054	297,237	444,325
Related parties	19	211
Other	23,023	17,692
Inventories	697,551	660,671
Prepaid expenses and other	47,878	14,072
Total current assets	2,064,052	1,885,878

Property and equipment, net	770,023	495,240
Operating lease right-of-use assets	55,582	62,663
Finance lease right-of-use assets	26,501	29,057
Timber deposits	7,519	9,461
Goodwill	137,958	60,382
Intangible assets, net	161,433	15,351
Deferred income taxes	6,116	6,589
Other assets	11,330	8,019
Total assets	$3,240,514	$2,572,640

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)

	December 31
	2022	2021
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$269,785	$334,985
Related parties	1,019	1,498
Accrued liabilities
Compensation and benefits	142,463	128,518
Interest payable	9,955	9,886
Other	122,606	165,859
Total current liabilities	545,828	640,746

Debt
Long-term debt	444,392	444,628

Other
Compensation and benefits	33,226	28,365
Operating lease liabilities, net of current portion	48,668	55,263
Finance lease liabilities, net of current portion	30,022	31,898
Deferred income taxes	63,454	3,641
Other long-term liabilities	16,949	15,480
	192,319	134,647

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,827 and 44,698 shares issued, respectively	448	447
Treasury stock, 5,367 shares at cost	(138,909)	(138,909)
Additional paid-in capital	551,215	543,249
Accumulated other comprehensive loss	(520)	(1,047)
Retained earnings	1,645,741	948,879
Total stockholders' equity	2,057,975	1,352,619
Total liabilities and stockholders' equity	$3,240,514	$2,572,640

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2022	2021	2020
	(thousands)
Cash provided by (used for) operations
Net income	$857,658	$712,486	$174,979
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	103,879	82,489	97,131
Stock-based compensation	11,870	7,911	7,820
Pension expense	294	76	8,125
Deferred income taxes	59,666	(13,704)	27,497
Change in fair value of interest rate swaps	(3,559)	(1,745)	2,426
Loss on curtailment of facility (excluding severance)	—	—	1,476
Other	(1,043)	712	169
Loss on extinguishment of debt	—	—	13,968
Decrease (increase) in working capital, net of acquisitions
Receivables	158,073	(71,190)	(159,906)
Inventories	(13,903)	(158,472)	(6,249)
Prepaid expenses and other	(2,834)	(3,238)	(1,133)
Accounts payable and accrued liabilities	(100,354)	123,670	131,541
Pension contributions	(1,058)	(470)	(12,759)
Income taxes payable	(30,561)	(10,057)	9,022
Other	3,091	(1,484)	409
Net cash provided by operations	1,041,219	666,984	294,516

Cash provided by (used for) investment
Expenditures for property and equipment	(114,117)	(106,518)	(79,429)
Acquisitions of businesses and facilities	(515,237)	—	—
Proceeds from sales of assets and other	3,898	932	713
Net cash used for investment	(625,456)	(105,586)	(78,716)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	28,000	400,000
Payments of long-term debt, including revolving credit facility	—	(28,000)	(405,774)
Dividends paid on common stock	(159,564)	(213,681)	(79,195)
Tax withholding payments on stock-based awards	(3,930)	(2,729)	(3,309)
Payments of deferred financing costs	(1,174)	—	(6,222)
Other	(1,658)	(1,463)	(1,155)
Net cash used for financing	(166,326)	(217,873)	(95,655)

Net increase in cash and cash equivalents	249,437	343,525	120,145

Balance at beginning of the period	748,907	405,382	285,237

Balance at end of the period	$998,344	$748,907	$405,382

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2019	44,353	$444	5,367	$(138,909)	$533,345	$(50,248)	$356,698	$701,330
Net income							174,979	174,979
Other comprehensive income						49,170		49,170
Common stock issued	215	2						2
Stock-based compensation					7,820			7,820
Common stock dividends ($2.00 per share)							(79,343)	(79,343)
Tax withholding payments on stock-based awards					(3,309)			(3,309)
Proceeds from exercise of stock options					152			152
Other					(2)			(2)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799
Net income							712,486	712,486
Other comprehensive income						31		31
Common stock issued	130	1						1
Stock-based compensation					7,911			7,911
Common stock dividends ($5.42 per share)							(215,941)	(215,941)
Tax withholding payments on stock-based awards					(2,729)			(2,729)
Proceeds from exercise of stock options					63			63
Other					(2)			(2)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619
Net income							857,658	857,658
Other comprehensive income						527		527
Common stock issued	129	1						1
Stock-based compensation					11,870			11,870
Common stock dividends ($4.01 per share)							(160,796)	(160,796)
Tax withholding payments on stock-based awards					(3,930)			(3,930)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975

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

Cash and Cash Equivalents

    Cash equivalents consist of short-term investments that have an original maturity of three months or less at the date of purchase. At December 31, 2022 and 2021, the majority of our cash and cash equivalents were comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2022 and 2021, we had $3.3 million and $2.1 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2022, our top ten customers represented approximately 46% of sales, with one customer accounting for approximately 12% of total sales. At December 31, 2022, receivables from two customers accounted for approximately 17% and 14% of total receivables. At December 31, 2021, receivables from these two customers accounted for approximately 20% and 12% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to allowances are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectable accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and interest rate swaps. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2022 and 2021, we held $954.4 million and $701.6 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2022 and 2021, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $348.5 million and $420.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

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

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2022 and 2021, we had $17.8 million and $13.0 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories included the following (work in process is not material):

	December 31, 2022	December 31, 2021
	(thousands)
Finished goods and work in process	$596,328	$573,908
Logs	54,921	47,401
Other raw materials and supplies	46,302	39,362
	$697,551	$660,671

Property and Equipment

    Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2022, 2021, and 2020, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in income (loss). We use the straight-line method of depreciation.

    Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2022	December 31, 2021	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$60,211	$51,564
Buildings	231,087	178,323	20	-	40
Improvements	69,832	66,492	10	-	15
Mobile equipment, information technology, and office furniture	210,666	191,134	3	-	7
Machinery and equipment	989,338	735,979	7	-	12
Construction in progress	41,899	35,912
	1,603,033	1,259,404
Less accumulated depreciation	(833,010)	(764,164)
	$770,023	$495,240

    As of December 31, 2022, property and equipment includes two plywood facilities acquired by us on July 25, 2022. For more information, see Note 7, Acquisition.

Long-Lived Asset Impairment

    We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the years ended December 31, 2022, 2021, and 2020.

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

    We completed our annual assessment of goodwill in fourth quarter 2022 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2022, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 8, Goodwill and Intangible Assets, for additional information.

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

    At December 31, 2022 and 2021, we had $5.6 million and $3.0 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

    We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $5.1 million and $4.7 million, respectively, of deferred software costs at December 31, 2022 and 2021. We amortized $2.2 million, $1.7 million, and $1.9 million of deferred software costs for the years ended December 31, 2022, 2021, and 2020, respectively.

Labor Concentration and Unions

    As of December 31, 2022, we had approximately 6,840 employees. Approximately 20% of these employees work pursuant to collective bargaining agreements. As of December 31, 2022, we had ten collective bargaining agreements. One agreement covering approximately 90 employees at our Canadian EWP facility expired on December 31, 2022, but the terms and conditions of this agreement remain in effect pending negotiation of a new agreement. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Self-Insurance

    We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2022 and 2021, self-insurance related liabilities of $13.4 million and $9.9 million, respectively, were classified within "Accrued liabilities," and $9.6 million and $10.3 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

    In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU requires an acquirer to account for revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2022. We adopted this standard in first quarter 2023, and it did not have a material effect on our financial statements.

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

Building Materials Distribution Segment

    Our BMD segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including OSB, plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors, metal products, insulation, and roofing; and EWP. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to dealers, home improvement centers, and specialty distributors that then sell the products to the end customers, who are typically homebuilders, independent contractors, and homeowners engaged in residential construction projects. Substantially all of BMD's EWP is sourced from our Wood Products segment.

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

Rebates and Cash Discounts

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2022 and 2021, we had $92.9 million and $138.1 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Shipping and Handling

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $226.1 million, $195.7 million, and $177.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

4.    Income Taxes

Income Tax Provision

    Income before income taxes includes the following components:

	Year Ended December 31
	2022	2021	2020
	(thousands)
Domestic	$1,144,790	$945,562	$284,147
Foreign	1,591	3,289	2,164
Income before income taxes	$1,146,381	$948,851	$286,311

    The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2022	2021	2020
	(thousands)
Current income tax provision
Federal	$177,023	$201,725	$66,401
State	52,046	48,332	17,434
Foreign	(12)	12	—
Total current	229,057	250,069	83,835

Deferred income tax provision (benefit)
Federal	54,852	(12,149)	22,321
State	3,921	(2,484)	4,529
Foreign	893	929	647
Total deferred	59,666	(13,704)	27,497
Income tax provision	$288,723	$236,365	$111,332

    The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2022	2021	2020
	(thousands, except percentages)
Income before income taxes	$1,146,381	$948,851	$286,311
Statutory U.S. income tax rate	21.0%	21.0%	21.0%

Statutory tax provision	$240,740	$199,259	$60,125
State taxes	45,037	35,705	12,267
Stranded tax effects of Plan Termination (a)	—	—	38,794
Unrecognized tax benefits	6	2	87
Tax credits	(570)	(620)	(712)
Foreign rate differential	370	236	65
Stock-based compensation	(1,529)	(563)	(411)
Nondeductible executive compensation	2,433	1,664	808
Meals and entertainment	911	336	340
Other	1,325	346	(31)
Total	$288,723	$236,365	$111,332

Effective income tax rate	25.2%	24.9%	38.9%
______________________________________

(a)    In December 2020, we eliminated our qualified defined benefit pension plan (Plan Termination), as discussed in Note 11, Retirement and Benefit Plans. Prior to the Plan Termination, "Accumulated other comprehensive loss" on our Consolidated Balance Sheet included the stranded tax effects of our conversion from a limited liability company to a corporation in 2013 and the adoption of the Tax Cuts and Jobs Act in 2017. Upon Plan Termination, these stranded tax effects of $38.8 million were required to be released into income tax expense under GAAP.

    During the years ended December 31, 2022, 2021, and 2020, cash paid for taxes, net of refunds received, was $260.0 million, $260.1 million, and $75.1 million, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2022 and 2021, are summarized as follows:

	December 31, 2022	December 31, 2021
	(thousands)
Deferred tax assets
Employee benefits	$31,688	$28,534
Lease liabilities	22,739	24,956
Inventories	8,999	4,100
Foreign net operating loss carryforward	503	1,685
Other	10,320	7,170
Deferred tax assets	$74,249	$66,445

Deferred tax liabilities
Property and equipment	$(100,781)	$(32,040)
Right-of-use assets	(20,511)	(22,950)
Intangible assets and other	(7,491)	(6,850)
Other	(2,804)	(1,657)
Deferred tax liabilities	$(131,587)	$(63,497)

Total deferred tax assets (liabilities), net	$(57,338)	$2,948

    As of December 31, 2022, we have foreign net operating loss carryforwards of $6.6 million, which if unused, will expire in years 2033 through 2042. We have state income tax credits totaling $1.3 million as of December 31, 2022, which if unused, will expire in years 2023 through 2033. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating losses and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

    The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2022	2021	2020
	(thousands)
Balance as of January 1	$1,782	$1,780	$1,685
Increases related to prior years' tax positions	—	—	97
Increases related to current years' tax positions	13	28	89
Decreases related to prior years' tax positions	(14)	(19)	—
Lapse of statute of limitations	(47)	(7)	(91)
Balance as of December 31	$1,734	$1,782	$1,780

    As of December 31, 2022, 2021, and 2020, we had $1.7 million, $1.8 million, and $1.8 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.7 million, $1.8 million, and $1.8 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

    We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2022, 2021, and 2020, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

    We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2019 to present remain open to examination in the U.S. and tax years 2018 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2022	2021	2020
	(thousands, except per-share data)
Net income	$857,658	$712,486	$174,979
Weighted average common shares outstanding during the period (for basic calculation)	39,526	39,420	39,277
Dilutive effect of other potential common shares	246	226	154
Weighted average common shares and potential common shares (for diluted calculation)	39,772	39,646	39,431

Net income per common share - Basic	$21.70	$18.07	$4.45
Net income per common share - Diluted	$21.56	$17.97	$4.44

    The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares of common stock in the year ended December 31, 2022, and no shares of common stock in both the years ended December 31, 2021 and 2020. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

    On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood Company (Coastal Plywood), and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama for a purchase price of $515.2 million, including a post-closing adjustment of $1.6 million based upon a working capital target (the Acquisition). We funded the Acquisition and related costs with cash on hand. Acquisition-related costs of $1.3 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the year ended December 31, 2022.

    The facilities acquired in the Acquisition will provide incremental stress-rated veneer needed to optimize and expand our southeastern U.S. EWP production capacity. In addition, the Havana plywood operation will improve our mix of specialty plywood products and is well positioned geographically to support plywood demand in the southeastern U.S. Sales, including sales to our BMD segment, of $82.1 million from these facilities was reported as part of the Wood Products segment for the year ended December 31, 2022. In addition, the Wood Products segment reported operating income of $0.4 million from these facilities for the year ended December 31, 2022, which included $9.4 million of expense related to the sell-through of inventory recorded at fair market value in connection with the Acquisition.

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

    The Acquisition purchase price allocations are preliminary and subject to post-closing adjustments. Our estimates and assumptions are subject to change as more information becomes available. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of fixed assets, identifiable intangible assets, and residual goodwill. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the Acquisition:

Acquisition Date Fair Value
(thousands)
Accounts receivable	$16,123
Inventories	22,977
Property and equipment	251,329
Other assets	1,809
Intangible assets:
Trade name	700
Customer relationships	153,600
Goodwill	77,576
Assets acquired	524,114

Accounts payable and accrued liabilities	6,299
Other long-term liabilities	2,578
Liabilities assumed	8,877

Net assets acquired	$515,237

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

	Pro Forma
	Year Ended December 31
	2022	2021
	(unaudited, thousands)
Sales	$8,618,105	$8,303,754
Net income (a)	$932,352	$818,476
___________________________________

(a)    The pro forma financial information for the year ended December 31, 2022 was adjusted to exclude $1.3 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

8.    Goodwill and Intangible Assets

    Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2021	$11,792	$48,590	$60,382
Additions (a)	—	77,576	77,576
Balance at December 31, 2022	$11,792	$126,166	$137,958
___________________________________

(a)    Represents the acquisition of two Coastal Plywood facilities. For additional information, see Note 7, Acquisition.

    At December 31, 2022 and 2021, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, in 2022, we acquired a trade name and customer relationships as discussed in Note 7, Acquisition. This acquired trade name has a useful life of one year. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. During the years ended December 31, 2022 and 2021, we recognized $8.2 million and $1.2 million, respectively, of amortization expense for intangible assets. Amortization expense is expected to be approximately $16.3 million per year for the next five years.

    Intangible assets consisted of the following:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(292)	$9,308
Customer relationships	166,050	(13,925)	152,125
	$175,650	$(14,217)	$161,433

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$8,900	$—	$8,900
Customer relationships	12,450	(5,999)	6,451
	$21,350	$(5,999)	$15,351
9.    Debt

    Long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,608)	(5,372)
Long-term debt	$444,392	$444,628

    At December 31, 2022, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2023	$—
2024	—
2025	—
2026	—
2027	50,000
Thereafter	400,000

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2022, was $396.2 million.

    The Amended Agreement permits us to pay dividends only if at the time of payment (a) no default has occurred or is continuing (or would result from such payment) under the Amended Agreement, and (b) either (i) pro forma Excess Availability (as defined in the Amended Agreement) is equal to or exceeds the greater of (x) 20% of the Line Cap and (y) $75 million or (ii) (x) pro forma Excess Availability is equal to or exceeds the greater of (1) 15% of the Line Cap and (2) $55 million and (y) our fixed-charge coverage ratio is greater than or equal to 1:1 on a pro forma basis.

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

    At both December 31, 2022 and 2021, we had no borrowings outstanding under the Revolving Credit Facility and $3.8 million and $4.0 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the year ended December 31, 2022, the average interest rate on the ABL Term Loan was approximately 3.48%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 2.5% during the year ended December 31, 2022.

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

Interest Rate Swaps

    For information on interest rate swaps, see Interest Rate Risk of Note 15, Financial Instrument Risk.

Cash Paid for Interest

    For the years ended December 31, 2022, 2021, and 2020, cash payments for interest were $23.1 million, $21.5 million, and $22.2 million, respectively.

10.    Leases

Lease Costs

    The components of lease expense were as follows:

	Year Ended December 31
	2022	2021	2020
	(thousands)
Operating lease cost	$14,212	$13,817	$13,339
Finance lease cost
Amortization of right-of-use assets	2,482	2,403	2,210
Interest on lease liabilities	2,327	2,363	2,271
Variable lease cost	4,406	3,733	2,967
Short-term lease cost	5,662	5,159	4,115
Sublease income	(439)	(288)	(140)
Total lease cost	$28,650	$27,187	$24,762

Other Information

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2022	2021	2020
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,203	$13,630	$13,018
Operating cash flows from finance leases	2,338	2,355	2,271
Financing cash flows from finance leases	1,685	1,525	1,307
Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,096	10,160	8,310
Finance leases	—	2,108	9,969

    Other information related to leases was as follows:

	December 31, 2022	December 31, 2021

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	14	15
Weighted-average discount rate
Operating leases	6.0%	5.9%
Finance leases	7.6%	7.5%

    As of December 31, 2022, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2023	$13,584	$4,058
2024	12,226	4,052
2025	10,509	3,735
2026	7,326	3,581
2027	6,625	3,649
Thereafter	23,844	33,086
Total future minimum lease payments	74,114	52,161
Less: interest	(14,970)	(20,308)
Total lease obligations	59,144	31,853
Less: current obligations	(10,476)	(1,831)
Long-term lease obligations	$48,668	$30,022

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

    Nonqualified Salaried Pension Plans

    We recognize and record the underfunded status of our defined benefit pension plans in "Accrued liabilities, Compensation and benefits" and "Other, Compensation and benefits" on our Consolidated Balance Sheets. The total accumulated benefit obligation for all unfunded nonqualified defined benefit pension plans was $3.0 million and $4.5 million at December 31, 2022 and 2021, respectively. In addition, we recognize changes in funded status in the year the changes occur through other comprehensive income (loss). For the years ended December 31, 2022 and 2021, we recognized $0.7 million and $1.4 million, respectively, in accumulated other comprehensive loss related to our nonqualified defined benefit pension plans. Furthermore, the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our nonqualified defined pension plans for the years ended December 31, 2022 and 2021 were immaterial.

    Qualified Defined Benefit Pension Plan

    In conjunction with the Plan Termination, we purchased a buy-in group annuity contract (Buy-In) from The Prudential Insurance Company of America (Prudential), which was funded with plan assets on August 6, 2020. In addition, we froze accrual of all remaining benefits of hourly employees on our Pension Plan effective August 31, 2020. In anticipation of the Plan Termination, the Buy-In funded lump-sum payments were made to eligible plan participants at their election, on or about December 2, 2020, after which, neither the Pension Plan nor Prudential had any further obligations to those participants.

    After completion of the lump-sum program, we exercised our option to convert the Buy-In to a buy-out group annuity contract (Buy-Out) for no additional premium. When the Buy-Out became effective on December 31, 2020, we irrevocably transferred to Prudential the future benefit obligations and annuity administration for all remaining plan participants (or their beneficiaries) in the Pension Plan. These transactions fully eliminated the liabilities of our Pension Plan.

    For the year ended December 31, 2020, we recognized $8.1 million in net periodic benefit cost, which was primarily due to a $6.2 million non-cash settlement charge resulting from the Plan Termination described above. In addition, for the year ended December 31, 2020, we recognized $13.9 million in other comprehensive income, primarily related to a net actuarial gain and the effect of the settlement described above.

    Cash Flows

    For the years ended December 31, 2022 and 2021, we paid $1.1 million and $0.5 million, respectively, in cash to the nonqualified pension plan participants. For the year ended December 31, 2020, we made cash contributions to both our qualified and nonqualified pension plans totaling $12.8 million. During 2020, cash contributions included $11.4 million for the repurchase of two of the real property locations we previously had contributed to our Pension Plan and $0.6 million of lease payments. Since Plan Termination, we have had no federally required contributions to the Pension Plan. All nonqualified pension benefit payments are paid by the Company, and all future cash payments are immaterial.

Defined Contribution Plans

    We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. Since March 1, 2010, we have contributed 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, beginning in 2012, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2022, 2021, and 2020, company performance resulted in additional contributions in the range of 2% to 4% of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2022, 2021, and 2020, were $31.3 million, $28.7 million, and $23.4 million, respectively.

Defined Contributory Trust

    We have participated in a multiemployer defined contributory trust plan for certain union hourly employees since 2013. As of December 31, 2022, 2021, and 2020 approximately 740, 760, and 735, respectively, of our employees participated in this plan. Effective in 2020, through collective bargaining negotiations, some of our employees no longer participate in this plan. For certain of these employees, per the terms of the representative collective bargaining agreements, we were required to contribute 4.5% of the employee's earnings during 2022, 2021, and 2020. For certain other of these employees, we were required to contribute $0.90 per hour per active employee during 2020. Company contributions to the multiemployer defined contributory trust plan were $2.0 million, $1.9 million, and $2.4 million, respectively, for each of the years ended December 31, 2022, 2021, and 2020. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

    For the years ended December 31, 2022, 2021, and 2020, we recognized $1.4 million, $0.9 million, and $1.0 million, respectively, of interest expense related to the plans. At December 31, 2022 and 2021, we had liabilities related to the plans of $1.7 million and $3.3 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $25.7 million and $21.1 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

Multiemployer Health and Welfare Plan

    We have participated in a multiemployer health and welfare plan that covered medical, dental, and life insurance benefits for certain active employees as well as benefits for retired employees. Effective November 30, 2020, through collective bargaining negotiations, our employees no longer participate in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute $6.70 per hour per active employee from June 1, 2019, to May 31, 2020. From June 1, 2020, to November 30, 2020, we were required to contribute $7.00 per hour per active employee. During the year ended December 31, 2020, company contributions to the multiemployer health and welfare plan were $5.8 million. After required contributions, we have no further obligation to the plan. The trustees of the plan determine the allocation of benefits between active and retired employees.

12.    Long-Term Incentive Compensation Plans

Stock-Based Compensation

    In April 2016, we adopted the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which superseded the 2013 Incentive Compensation Plan (2013 Incentive Plan). After the effective date of the 2016 Incentive Plan, no awards may be granted under the 2013 Incentive Plan. The 2016 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, cash-based compensation, and performance awards. Directors, officers, and other employees, as well as consultants and advisors, are eligible for grants under the 2016 Incentive Plan. These awards are at the discretion of the compensation committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2016 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid if and when the awards vest. Shares issued pursuant to awards under the incentive plans are from our authorized, but unissued shares. The maximum number of shares approved for grant under the 2016 Incentive Plan is 3.7 million shares.

    In 2022, 2021, and 2020, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). As of December 31, 2022, 2.2 million shares remained available for future issuance under the 2016 Incentive Plan.
    PSU and RSU Awards

    In 2022, we granted 66,180 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $79.81. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2022 return on invested capital (ROIC), as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less current liabilities, excluding short-term debt. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2022 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    In 2021 and 2020, we granted 73,265 and 94,850 PSUs, at a weighted average grant date fair value of $52.45 and $36.45, respectively, to our officers and other employees, subject to performance and service conditions. During the 2021 and 2020 performance periods, officers and other employees both earned 200% of the target based on Boise Cascade’s 2021 and 2020 ROIC and EBITDA results, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    In 2022, 2021, and 2020, we granted an aggregate of 86,869, 101,059, and 125,716 RSUs, at a weighted average grant date fair value of $79.92, $52.95, and $36.45, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

    We based the fair value of the PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2022, 2021, and 2020, the total fair value of PSUs and RSUs vested was $12.0 million, $9.2 million, and $11.1 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2022:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2021	246,210	$39.50	161,300	$45.08
Granted	66,180	79.81	86,869	79.92
Performance condition adjustment (a)	64,399	52.45	—	—
Vested	(58,935)	34.41	(91,594)	43.58
Forfeited	—	—	(1,236)	79.83
Outstanding, December 31, 2022	317,854	$51.46	155,339	$65.17
__________________

(a)    Represents additional PSUs granted during the year ended December 31, 2022, related to above-target achievement of the 2021 performance condition described above.

    Compensation Expense

    We record compensation expense over the awards' vesting period and account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures. Any shares not vested are forfeited. We recognize compensation expense for stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our stock-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs and RSUs, net of forfeitures, was as follows:

	Year Ended December 31
	2022	2021	2020
	(thousands)
PSUs	$6,757	$4,240	$3,795
RSUs	5,113	3,671	4,025
Total	$11,870	$7,911	$7,820

    For the year ended December 31, 2022, the related tax benefit was $3.0 million. For both of the years ended December 31, 2021 and 2020, the related tax benefit was $2.0 million. As of December 31, 2022, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $13.8 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Long-Term Incentive Cash Plan

    In 2022, 2021, and 2020, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides participants with the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, determined by executive management in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation expense for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

    In 2022, 2021, and 2020, we recognized $5.9 million, $5.3 million, and $3.9 million, respectively, of LTI Cash Plan expense, which is recorded in "Materials, labor, and other operating expenses (excluding depreciation)," "Selling and distribution expenses," or "General and administrative expenses" in our Consolidated Statements of Operations. During the 2021 and 2020 performance periods, cash awards earned 200% of the target based on Boise Cascade’s 2021 and 2020 EBITDA, respectively, determined by executive management in accordance with the related grant agreements.

13.    Stockholders' Equity

    Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2022 and 2021. We had 44,827,091 and 44,697,880 shares of common stock issued and 39,460,018 and 39,330,807 shares of common stock outstanding as of December 31, 2022 and 2021, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2022, 2021, and 2020:

	Dividends Per Share	Amount Paid
2022		(in thousands)
First Quarter (a)	$0.12	$5,939
Second Quarter (b)	2.62	103,352
Third Quarter	0.12	4,734
Fourth Quarter (b)	1.15	45,539
Total	$4.01	$159,564

2021
First Quarter (a)	$0.10	$4,440
Second Quarter (c)	2.10	3,933
Third Quarter (c)	0.10	82,596
Fourth Quarter (c)	3.12	122,712
Total	$5.42	$213,681

2020
First Quarter (a)	$0.10	$4,645
Second Quarter	0.10	3,917
Third Quarter (d)	1.70	3,991
Fourth Quarter (d)	0.10	66,642
Total	$2.00	$79,195
__________________

(a)Includes payments of dividend equivalents on RSUs and PSUs which vested in first quarter of each year.

(b)During second quarter 2022, our board of directors declared and paid a special dividend of $2.50 per share on our common stock. During fourth quarter 2022, our board of directors declared and paid a special dividend of $1.00 per share on our common stock.

(c)During second quarter 2021, our board of directors declared a special dividend of $2.00 per share on our common stock, which was paid in the third quarter 2021. During fourth quarter 2021, our board of directors declared and paid a special dividend of $3.00 per share on our common stock.

(d)During third quarter 2020, our board of directors declared a special dividend of $1.60 per share on our common stock, which was paid in fourth quarter 2020.

    On February 7, 2023, our board of directors declared a dividend of $0.15 per share of our common stock, payable on March 15, 2023, to stockholders of record on February 22, 2023. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 9, Debt.

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

Stock Repurchase

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2022, 2021 and 2020, we did not purchase any shares under the Program. As of December 31, 2022, there were 1,996,989 shares of common stock that may yet be purchased under the Program.

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for the years ended December 31, 2022, 2021, and 2020:

	Changes in Accumulated Other Comprehensive Loss
	Year Ended December 31
	2022	2021	2020
	(thousands)
Beginning Balance, net of taxes	$(1,047)	$(1,078)	$(50,248)
Net actuarial gain, before taxes	489	61	6,832
Amortization of actuarial (gain) loss, before taxes (a)	83	(19)	807
Effect of settlements, before taxes (a)	130	—	6,250
Income taxes (b)	(175)	(11)	35,281
Ending Balance, net of taxes	$(520)	$(1,047)	$(1,078)
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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $13.4 million, $13.4 million, and $12.6 million, respectively, during the years ended December 31, 2022, 2021, and 2020. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $85.5 million, $84.4 million, and $70.6 million, respectively, during the years ended December 31, 2022, 2021, and 2020. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

15.    Financial Instrument Risk

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2022, 2021, and 2020, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    Many of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2022, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2022, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. We entered into this forward interest rate swap in 2020 (the 2020 Swap) and it was amended in September 2022. Prior to the amendment we received one-month LIBOR-based variable interest rate payments and made fixed interest rate payments at an annual fixed rate of 0.39% on the 2020 Swap. At December 31, 2021, we had two interest rate swap agreements. Under these interest rate swaps, we received one-month LIBOR-based variable interest rate payments and made fixed interest rate payments. Payments on one interest rate swap, entered into in 2016, with a notional principal amount of $50.0 million were due on a monthly basis at an annual fixed rate of 1.007%, and this swap expired in February 2022 (the Initial Swap). The 2020 Swap, as mentioned above, commenced on the expiration of the Initial Swap in February 2022.

    The interest rate swap agreements were not designated as cash flow hedges, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2022, we recorded a long-term asset of $4.8 million in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. At December 31, 2021, we recorded a long-term asset of $1.2 million in "Other assets" on our Consolidated Balance Sheets, and we also recorded a long-term liability of $0.1 million in "Other long-term liabilities" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreements. The swaps were valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

    We measure and evaluate our reportable segments based on net sales and segment operating income (loss). Accordingly, our chief operating decision maker reviews the performance of the company and allocates resources based primarily on net sales and segment operating income (loss) for our business segments. Unallocated corporate costs are presented as reconciling items to arrive at operating income. Unallocated corporate costs include corporate support staff services, related assets and liabilities, and nonqualified pension plan activity. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in corporate.

    The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies.

For the years ended December 31, 2022, 2021, and 2020, one customer accounted for 12%, 12% and 11%, respectively, of total sales when combining sales from Wood Products and BMD to those customers. Sales to foreign unaffiliated customers were approximately $142 million, $128 million, and $71 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

    At December 31, 2022, 2021, and 2020, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2022	2021	2020
	(millions)
Wood Products (a)
LVL (b)	$21.2	$4.3	$18.4
I-joists (b)	(2.3)	(6.8)	7.3
Other engineered wood products (b)	43.9	43.0	23.9
Plywood and veneer	493.2	539.3	332.7
Lumber	78.9	81.8	54.7
Byproducts	84.3	71.2	68.6
Other	24.4	19.3	17.1
	743.7	752.0	522.8

Building Materials Distribution
Commodity	3,432.3	3,704.7	2,309.9
General line	2,542.7	2,164.8	1,762.3
Engineered wood products	1,668.6	1,304.6	879.9
	7,643.6	7,174.1	4,952.0
	$8,387.3	$7,926.1	$5,474.8
  ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the years ended December 31, 2022, 2021, and 2020, approximately 77%, 78%, and 80%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2022	2021	2020
	(thousands)
Net sales by segment
Wood Products	$2,115,896	$1,970,804	$1,323,901
Building Materials Distribution	7,643,615	7,174,278	4,952,018
Intersegment eliminations (a)	(1,372,204)	(1,218,971)	(801,081)
Total net sales	$8,387,307	$7,926,111	$5,474,838

Segment operating income (loss)
Wood Products (b)	$575,167	$531,235	$127,720
Building Materials Distribution	627,091	481,085	247,494
Total segment operating income	1,202,258	1,012,320	375,214
Unallocated corporate costs	(44,409)	(40,517)	(40,185)
Income from operations	$1,157,849	$971,803	$335,029

Depreciation and amortization
Wood Products (b)	$73,308	$55,249	$71,141
Building Materials Distribution	27,005	24,007	22,460
Corporate	1,280	1,497	1,568
Total depreciation and amortization	$101,593	$80,753	$95,169

Capital expenditures
Wood Products (c)	$51,934	$48,280	$38,230
Building Materials Distribution (d)	60,463	57,557	39,976
Corporate	1,720	681	1,223
Total capital expenditures	$114,117	$106,518	$79,429
__________________

(a)Primarily represents intersegment sales from our Wood Products segment to our BMD segment. During 2022, 2021, and 2020, approximately 65%, 62%, and 61%, respectively, of Wood Products' overall sales were to our BMD segment.

(b)Wood Products segment operating income for the year ended December 31, 2020, included $15.0 million of accelerated depreciation and $1.7 million of other closure-related costs due to the permanent curtailment of I-joist production at our Roxboro, North Carolina facility. For more information, see Note 6, Curtailment of Manufacturing Facility.

(c)Capital spending in 2022 for Wood Products excludes $515.2 million for the acquisition of two plywood facilities. For more information, see Note 7, Acquisition.

(d)Capital spending in 2022 for BMD includes approximately $13 million to purchase a previously leased BMD property in Milton, Florida. Capital spending in 2021 for BMD includes approximately $15 million to purchase a BMD property in Walton, Kentucky, to expand our service capabilities in Cincinnati and the surrounding markets.

	December 31
	2022	2021
	(thousands)
Assets
Wood Products (a)	$1,120,188	$720,811
Building Materials Distribution	1,075,628	1,192,365
Corporate	1,044,698	659,464
Total assets	$3,240,514	$2,572,640
__________________

(a)As of December 31, 2022, Wood Products assets includes the acquisition of two plywood facilities. For more information, see Note 7, Acquisition.

17.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We have commitments for leases and long-term debt that are discussed further in Note 9, Debt, and Note 10, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

    We are a party to a number of long-term log supply agreements. At December 31, 2022, our total obligation for log purchases under contracts with third parties was approximately $150 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

    Boise Cascade has issued $400.0 million of 4.875% senior notes due in 2030. At December 31, 2022, $400.0 million of the 2030 Notes were outstanding. The 2030 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 9, Debt, for more information.

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

    We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2022, we are not aware of any material liabilities arising from these indemnifications.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

    Customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates payable to third parties. The Company provides engineered wood products (EWP) rebates at various stages of the supply chain (including dealers and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. As of December 31, 2022, the Company has recorded $92.9 million of rebates payable to third parties of which $72.2 million represents payables related to EWP rebates.
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
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Coastal Plywood Company during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Coastal Plywood Company’s internal control over financial reporting associated with approximately 8% of consolidated total assets and approximately 1% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Coastal Plywood Company.

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
February 21, 2023

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

    Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2022, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2022, our internal control over financial reporting was effective.

    Boise Cascade acquired Coastal Plywood Company and its plywood manufacturing operations on July 25, 2022. Management has excluded these facilities from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. These facilities represented approximately 8% of Boise Cascade's consolidated total assets as of December 31, 2022, and approximately 1% of Boise Cascade's consolidated revenue for the year ended December 31, 2022.

    The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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
    Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections “Proposal No. 1 - Election of Twelve Directors,” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2023, to be filed with the Commission no later than 120 days after December 31, 2022, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2023, to be filed with the Commission no later than 120 days after December 31, 2022, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference from information contained under the sections "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2023, to be filed with the Commission no later than 120 days after December 31, 2022, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person Transactions" in our Proxy Statement for the Annual Meeting of

Stockholders to be held on May 4, 2023, to be filed with the Commission no later than 120 days after December 31, 2022, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

The information required by this Item is incorporated herein by reference from information contained under the section "Audit Committee Report" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2023, to be filed with the Commission no later than 120 days after December 31, 2022, in accordance with General Instruction G(3) to the Form 10-K.

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

–Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020.

–Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020.

–Consolidated Balance Sheets as of December 31, 2022 and 2021.

–Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020.

–Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of Boise Cascade Company effective May 29, 2020	10-K	001-35805	3.1	2/22/2021

3.2	Amended and Restated Bylaws of Boise Cascade Company effective July 27, 2016	10-Q	001-35805	3.2	7/28/2016

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030	10-Q	001-35805	4.1	10/30/2020

4.2	Form of 4.875% Senior Note due 2030 (included as Exhibit 1 to Appendix to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.3	Form of 4.875% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35805	4.4	2/24/2020

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Sixth Amendment to Amended and Restated Credit Agreement, dated March 13, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/7/2020

10.9	Seventh Amendment to Amended and Restated Credit Agreement, dated July 27, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/30/2020

10.10	Eighth Amendment to Amended and Restated Credit Agreement, dated September 9, 2022, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/31/2022

10.11	Term Loan Agreement, dated March 30, 2016, by and among Boise Cascade Company, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., as borrowers, the lenders that are signatories hereto as the lenders, American AgCredit, PCA, as the Administrative Agent and sole lead arranger	10-Q	001-35805	10.2	5/3/2016

10.12	First Amendment to Term Loan Agreement, dated December 8, 2016, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, American AgCredit, PCA, as the administrative agent, and the lenders party thereto	8-K	001-35805	10.1	12/8/2016

10.13+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.14+	Pension Plan Group Annuity Contract, effective August 6, 2020	10-Q	001-35805	10.1	11/1/2021

10.15+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.16+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.17+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.18+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.19+	Form of Indemnification Agreement for directors and executive officers	10-K	001-35805	10.23	2/22/2022

10.20+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.21+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.22+	Form of Severance Agreement between Boise Cascade Company and executive officers	10-Q	001-35805	10.2	10/31/2022

10.23+	Form of 2020 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/7/2020

10.24+	Form of 2020 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.3	5/7/2020

10.25+	Form of 2021 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/6/2021

10.26+	Form of 2021 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/6/2021

10.27+	Form of 2022 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/5/2022

10.28+	Form of 2022 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/5/2022

14.1	Boise Cascade Company Code of Ethics	8-K	001-35805	14.1	2/26/2018

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Nathan R. Jorgensen
Nathan R. Jorgensen
Chief Executive Officer

Date:  February 21, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

Principal Executive Officer:

/s/ Nathan R. Jorgensen	Chief Executive Officer, Director
Nathan R. Jorgensen

Principal Financial & Accounting Officer:

/s/ Kelly E. Hibbs	Senior Vice President, Chief Financial Officer and Treasurer
Kelly E. Hibbs

Directors:

/s/ Thomas E. Carlile	/s/ Amy E. Humphreys
Thomas E. Carlile, Chairman	Amy E. Humphreys

/s/ Steven C. Cooper	/s/ Kristopher J. Matula
Steven C. Cooper	Kristopher J. Matula

/s/ Craig O. Dawson	/s/ Duane C. McDougall
Craig O. Dawson	Duane C. McDougall

/s/ Karen E. Gowland	/s/ Christopher J. McGowan
Karen E. Gowland	Christopher J. McGowan

/s/ David H. Hannah	/s/ Sue Y. Taylor
David H. Hannah	Sue Y. Taylor

/s/ Mack L. Hogans
Mack L. Hogans