Form 10-Q
period 2023-03-31
BOISE CASCADE Co
filed 2023-05-04
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,589,825 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 28, 2023.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2023	2022
	(thousands, except per-share data)
Sales	$1,544,329	$2,326,282

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,230,635	1,729,896
Depreciation and amortization	31,186	20,543
Selling and distribution expenses	128,788	146,651
General and administrative expenses	26,463	26,052
Other (income) expense, net	(345)	(2,488)
	1,416,727	1,920,654

Income from operations	127,602	405,628

Foreign currency exchange gain (loss)	(73)	132
Pension expense (excluding service costs)	(41)	(171)
Interest expense	(6,361)	(6,254)
Interest income	9,685	65
Change in fair value of interest rate swaps	(804)	2,066
	2,406	(4,162)

Income before income taxes	130,008	401,466
Income tax provision	(33,275)	(98,866)
Net income	$96,733	$302,600

Weighted average common shares outstanding:
Basic	39,593	39,474
Diluted	39,838	39,768

Net income per common share:
Basic	$2.44	$7.67
Diluted	$2.43	$7.61

Dividends declared per common share	$0.15	$0.12

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31
	2023	2022
	(thousands)
Net income	$96,733	$302,600
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2 and $5, respectively	6	16
Effect of settlements, net of tax of $— and $32, respectively	—	98
Other comprehensive income, net of tax	6	114
Comprehensive income	$96,739	$302,714

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	March 31, 2023	December 31, 2022
	(thousands)
ASSETS
Current
Cash and cash equivalents	$1,000,721	$998,344
Receivables
Trade, less allowances of $4,341 and $3,264	417,515	297,237
Related parties	196	19
Other	13,821	23,023
Inventories	738,798	697,551
Prepaid expenses and other	20,666	47,878
Total current assets	2,191,717	2,064,052

Property and equipment, net	772,734	770,023
Operating lease right-of-use assets	52,441	55,582
Finance lease right-of-use assets	25,883	26,501
Timber deposits	8,299	7,519
Goodwill	137,958	137,958
Intangible assets, net	157,133	161,433
Deferred income taxes	6,135	6,116
Other assets	9,887	11,330
Total assets	$3,362,187	$3,240,514

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2023	December 31, 2022
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$400,455	$269,785
Related parties	1,420	1,019
Accrued liabilities
Compensation and benefits	79,606	142,463
Interest payable	5,088	9,955
Other	93,579	122,606
Total current liabilities	580,148	545,828

Debt
Long-term debt	444,614	444,392

Other
Compensation and benefits	33,280	33,226
Operating lease liabilities, net of current portion	45,681	48,668
Finance lease liabilities, net of current portion	29,549	30,022
Deferred income taxes	66,855	63,454
Other long-term liabilities	17,540	16,949
	192,905	192,319

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,983 and 44,827 shares issued, respectively	450	448
Treasury stock, 5,392 and 5,367 shares at cost, respectively	(140,391)	(138,909)
Additional paid-in capital	548,611	551,215
Accumulated other comprehensive loss	(514)	(520)
Retained earnings	1,736,364	1,645,741
Total stockholders' equity	2,144,520	2,057,975
Total liabilities and stockholders' equity	$3,362,187	$3,240,514

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2023	2022
	(thousands)
Cash provided by (used for) operations
Net income	$96,733	$302,600
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	31,853	20,993
Stock-based compensation	3,324	2,392
Pension expense	41	171
Deferred income taxes	3,393	(729)
Change in fair value of interest rate swaps	804	(2,066)
Other	(518)	(2,412)
Decrease (increase) in working capital
Receivables	(111,253)	(218,018)
Inventories	(41,247)	(143,997)
Prepaid expenses and other	(1,428)	(3,227)
Accounts payable and accrued liabilities	36,181	147,425
Pension contributions	(136)	(655)
Income taxes payable	28,631	95,352
Other	1,614	1,116
Net cash provided by operations	47,992	198,945

Cash provided by (used for) investment
Expenditures for property and equipment	(30,063)	(17,448)
Proceeds from sales of assets and other	565	2,581
Net cash used for investment	(29,498)	(14,867)

Cash provided by (used for) financing
Dividends paid on common stock	(8,258)	(5,939)
Tax withholding payments on stock-based awards	(5,926)	(3,930)
Treasury stock purchased	(1,482)	—
Other	(451)	(395)
Net cash used for financing	(16,117)	(10,264)

Net increase in cash and cash equivalents	2,377	173,814

Balance at beginning of the period	998,344	748,907

Balance at end of the period	$1,000,721	$922,721

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975
Net income							96,733	96,733
Other comprehensive income						6		6
Common stock issued	156	2						2
Treasury stock purchased			25	(1,482)				(1,482)
Stock-based compensation					3,324			3,324
Common stock dividends ($0.15 per share)							(6,110)	(6,110)
Tax withholding payments on stock-based awards					(5,926)			(5,926)
Other					(2)			(2)
Balance at March 31, 2023	44,983	$450	5,392	$(140,391)	$548,611	$(514)	$1,736,364	$2,144,520

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2022 Form 10-K and the other reports we file with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $53.5 million and $56.3 million for the three months ended March 31, 2023 and 2022, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2023 and December 31, 2022, we had $58.7 million and $92.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2023 and December 31, 2022, we had $9.0 million and $17.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	March 31, 2023	December 31, 2022
	(thousands)
Finished goods and work in process	$640,858	$596,328
Logs	50,154	54,921
Other raw materials and supplies	47,786	46,302
	$738,798	$697,551

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2023	December 31, 2022
	(thousands)
Land	$61,806	$60,211
Buildings	242,484	231,087
Improvements	70,419	69,832
Mobile equipment, information technology, and office furniture	215,460	210,666
Machinery and equipment	993,900	989,338
Construction in progress	45,348	41,899
	1,629,417	1,603,033
Less: accumulated depreciation	(856,683)	(833,010)
	$772,734	$770,023

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2023 and December 31, 2022, we held $981.1 million and $954.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2023 and December 31, 2022, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $348.0 million and $348.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have an interest rate swap to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2023, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At March 31, 2023, we had one interest rate swap agreement, which we entered into in 2020 and commenced in February 2022. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025.

The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2023 and December 31, 2022, we recorded long-term assets of $4.0 million and $4.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2023, receivables from two customers accounted for approximately 19% and 12% of total receivables. At December 31, 2022, receivables from these two customers accounted for approximately 17% and 14% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

There were no accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Income Taxes

For the three months ended March 31, 2023 and 2022, we recorded $33.3 million and $98.9 million, respectively, of income tax expense and had an effective rate of 25.6% and 24.6%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the three months ended March 31, 2023 and 2022, cash paid for taxes, net of refunds received, were $1.2 million and $4.2 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2023	2022
	(thousands, except per-share data)
Net income	$96,733	$302,600
Weighted average common shares outstanding during the period (for basic calculation)	39,593	39,474
Dilutive effect of other potential common shares	245	294
Weighted average common shares and potential common shares (for diluted calculation)	39,838	39,768

Net income per common share - Basic	$2.44	$7.67
Net income per common share - Diluted	$2.43	$7.61

The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in both the three months ended March 31, 2023 and 2022. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood, and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama, for a purchase price of $515.2 million, including a post-closing adjustment of $1.6 million based upon a working capital target (the Acquisition).

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

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2022 and March 31, 2023	$11,792	$126,166	$137,958

At March 31, 2023 and December 31, 2022, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In 2022, we acquired a trade name and customer relationships as discussed in Note 5, Acquisition. The acquired trade name has a useful life of one year. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. For the three months ended March 31, 2023 and 2022 we recognized $4.3 million and $0.3 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(467)	$9,133
Customer relationships	166,050	(18,050)	148,000
	$175,650	$(18,517)	$157,133

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(292)	$9,308
Customer relationships	166,050	(13,925)	152,125
	$175,650	$(14,217)	$161,433

7.    Debt

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,386)	(5,608)
Long-term debt	$444,614	$444,392

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (the Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $400 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a $50.0 million term loan (ABL Term Loan) maturing on the earlier of (a) September 9, 2027 and (b) 90 days prior to the maturity of our $400 million of 4.875% senior notes due July 1, 2030 (or the maturity date of any permitted refinancing indebtedness or permitted upsized refinancing indebtedness in respect thereof). Interest on borrowings under our Revolving Credit Facility and ABL Term Loan are payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2023 was $395.9 million.

The Amended Agreement permits us to pay dividends only if at the time of payment (a) no default has occurred or is continuing (or would result from such payment) under the Amended Agreement, and (b) either (i) pro forma Excess Availability (as defined in the Amended Agreement) is equal to or exceeds the greater of (x) 20% of the Line Cap and (y) $75 million or (ii) (x) pro forma Excess Availability is equal to or exceeds the greater of (1) 15% of Line Cap and (2) $55 million and (y) our fixed-charge coverage ratio is greater than or equal to 1:1 on a pro forma basis.

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

At both March 31, 2023 and December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and $4.1 million and $3.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the three months ended March 31, 2023, the average interest rate on the ABL Term Loan was approximately 6.36%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 5.4% during the three months ended March 31, 2023.

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

Interest Rate Swap

For information on interest rate swap, see Interest Rate Risk and Interest Rate Swap of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2023 and 2022, cash payments for interest were $10.4 million and $10.6 million, respectively.

8.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended March 31
	2023	2022
	(thousands)
Operating lease cost	$3,317	$3,561
Finance lease cost
Amortization of right-of-use assets	618	626
Interest on lease liabilities	560	587
Variable lease cost	1,385	1,034
Short-term lease cost	1,551	1,312
Sublease income	(53)	(112)
Total lease cost	$7,378	$7,008

Other Information

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2023	2022
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,366	$3,440
Operating cash flows from finance leases	560	587
Financing cash flows from finance leases	451	422
Right-of-use assets obtained in exchange for lease obligations
Operating leases	92	—
Finance leases	—	—

Other information related to leases was as follows:

	March 31, 2023	December 31, 2022

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	14	14
Weighted-average discount rate
Operating leases	6.0%	6.0%
Finance leases	7.6%	7.6%

As of March 31, 2023, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2023	$10,162	$3,046
2024	12,104	4,052
2025	10,385	3,735
2026	7,200	3,581
2027	6,497	3,649
Thereafter	23,633	33,086
Total future minimum lease payments	69,981	51,149
Less: interest	(14,015)	(19,746)
Total lease obligations	55,966	31,403
Less: current obligations	(10,285)	(1,854)
Long-term lease obligations	$45,681	$29,549

9.    Stock-Based Compensation

In first quarter 2023 and 2022, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2023, we granted 93,282 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2023 return on invested capital (ROIC), as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2023 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2022, we granted 66,180 PSUs to our officers and other employees, subject to performance and service conditions. During the 2022 performance period, officers and other employees earned 152% and 200%, respectively, of the target based on Boise Cascade's 2022 ROIC and EBITDA, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements.

The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the three months ended March 31, 2023 and 2022, we granted an aggregate of 115,060 and 81,523 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2023 and 2022, the total fair value of PSUs and RSUs vested was $16.8 million and $12.0 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2023:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2022	317,854	$51.46	155,339	$65.17
Granted	93,282	69.33	115,060	69.33
Performance condition adjustment (a)	39,873	79.80	—	—
Vested	(154,794)	40.61	(87,632)	60.64
Forfeited	(5,399)	68.55	(3,200)	70.32
Outstanding, March 31, 2023	290,816	$66.54	179,567	$69.96
_______________________________
(a)    Represents additional PSUs granted during the three months ended March 31, 2023, related to above-target achievement of the 2022 performance condition described above.

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

	Three Months Ended March 31
	2023	2022
	(thousands)
PSUs	$1,814	$1,306
RSUs	1,510	1,086
Total	$3,324	$2,392

The related tax benefit for the three months ended March 31, 2023 and 2022, was $0.9 million and $0.6 million respectively. As of March 31, 2023, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $23.7 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the three months ended March 31, 2023 and 2022, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On May 4, 2023, our board of directors declared a quarterly dividend of $0.15 per share on our common stock, as well as a special dividend of $3.00 per share on our common stock, both payable on June 15, 2023, to stockholders of record on June 1, 2023. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

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

Stock Repurchase

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During the three months ended March 31, 2023, we repurchased 24,727 shares under the Program at a cost of $1.5 million, or an average of $59.91 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of March 31, 2023, there were 1,972,262 shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.0 million and $3.7 million, respectively, during the three months ended March 31, 2023 and 2022. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.1 million and $20.8 million, respectively, during the three months ended March 31, 2023 and 2022. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.    Segment Information

We operate our business using two reportable segments: Wood Products and BMD. We measure and evaluate our reportable segments based on net sales and segment operating income (loss). Accordingly, our chief operating decision maker reviews the performance of the company and allocates resources based primarily on net sales and segment operating income (loss) for our business segments. Unallocated corporate costs are presented as reconciling items to arrive at operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended March 31
	2023	2022
	(millions)
Wood Products (a)
LVL (b)	$7.4	$1.7
I-joists (b)	4.7	(2.2)
Other engineered wood products (b)	7.4	11.8
Plywood and veneer	91.3	161.2
Lumber	23.6	17.7
Byproducts	24.3	19.1
Other	6.5	5.2
	165.1	214.5

Building Materials Distribution
Commodity	547.5	1,102.0
General line	533.6	615.1
Engineered wood products	298.1	394.7
	1,379.2	2,111.8
	$1,544.3	$2,326.3
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For both the three months ended March 31, 2023 and 2022, approximately 79% of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2023	2022
	(thousands)
Net sales by segment
Wood Products	$437,428	$558,944
Building Materials Distribution	1,379,242	2,111,833
Intersegment eliminations (a)	(272,341)	(344,495)
Total net sales	$1,544,329	$2,326,282

Segment operating income
Wood Products	$69,395	$190,116
Building Materials Distribution	69,685	225,892
Total segment operating income	139,080	416,008
Unallocated corporate costs	(11,478)	(10,380)
Income from operations	$127,602	$405,628
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2023, there have been no material changes to the above commitments disclosed in the 2022 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2023, there have been no material changes to the guarantees disclosed in the 2022 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2022 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other nonhistorical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2022 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (the SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $127.6 million during the three months ended March 31, 2023, compared with income from operations of $405.6 million during the three months ended March 31, 2022. In our Wood Products segment, income decreased $120.7 million to $69.4 million for the three months ended March 31, 2023, from $190.1 million for the three months ended March 31, 2022, due primarily to lower plywood sales prices, lower EWP sales volumes, higher per-unit conversion costs, and an increase in depreciation and amortization expense due to the acquisition of two plywood facilities located in Havana, Florida, and Chapman, Alabama, on July 25, 2022 (the Acquisition). These decreases were offset partially by higher EWP sales prices and higher plywood sales volumes, as well as lower OSB costs (used in the manufacture of I-joists). In our BMD segment, income decreased $156.2 million to $69.7 million for the three months ended March 31, 2023, from $225.9 million for the three months ended March 31, 2022, driven by a gross margin decrease of $177.3 million, resulting primarily from lower margins on commodity products and lower sales volumes, offset partially by decreased selling and distribution expenses of $20.3 million. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2023 with $1,000.7 million of cash and cash equivalents and $395.9 million of undrawn committed bank line availability, for total available liquidity of $1,396.7 million. We had $444.6 million of outstanding debt at March 31, 2023. We generated $2.4 million of cash during the three months ended March 31, 2023, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the three-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. U.S. housing starts in March 2023 were approximately 1.42 million on a seasonally adjusted annual rate basis, as reported by the U.S. Census Bureau. In addition, mortgage rates have declined from peak levels in late 2022, and measures of builder sentiment have improved from fourth quarter 2022 levels. However, home affordability remains a challenge for consumers, and the Federal Reserve's ongoing actions in response to inflationary data and what impacts these actions have on future mortgage rates and the broader economy will influence the near-term demand environment. As such, the full year outlook for 2023 is uncertain and is reflected in various industry forecasts for 2023 U.S. housing starts that generally range from 1.2 million to 1.4 million units, compared with actual housing starts of 1.55 million in 2022, as reported by the U.S. Census Bureau. Regarding home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity have provided a favorable backdrop for repair-and-remodel spending. However, industry forecasts project continued moderation of year-over-year growth in renovation spending, and economic uncertainty may also negatively impact homeowners' further investment in their residences.

As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Future commodity product pricing and commodity input costs may be volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. In addition, EWP volumes will continue to be influenced by demand for new residential construction, particularly single-family housing starts and we expect further EWP price erosion in the second quarter.

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

•general economic conditions, including but not limited to housing starts, repair-and-remodeling activity, light commercial construction, inventory levels of new and existing homes for sale, foreclosure rates, interest rates, inflation, unemployment rates, household formation rates, prospective home buyers' access to and cost of financing, and housing affordability, that ultimately affect demand for our products;

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

•the concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

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

•the impacts of climate change and related legislative and regulatory responses intended to reduce climate change;

•cost of compliance with government regulations, in particular, environmental regulations;

•the enactment of tax reform legislation;

•exposure to product liability, product warranty, casualty, construction defect, and other claims;

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2022 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
	(millions)
Sales	$1,544.3	$2,326.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,230.6	1,729.9
Depreciation and amortization	31.2	20.5
Selling and distribution expenses	128.8	146.7
General and administrative expenses	26.5	26.1
Other (income) expense, net	(0.3)	(2.5)
	1,416.7	1,920.7

Income from operations	$127.6	$405.6

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.7%	74.4%
Depreciation and amortization	2.0	0.9
Selling and distribution expenses	8.3	6.3
General and administrative expenses	1.7	1.1
Other (income) expense, net	—	(0.1)
	91.7%	82.6%

Income from operations	8.3%	17.4%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31
	2023	2022
	(thousands)
U.S. Housing Starts (a)
Single-family	190.5	266.8
Multi-family	129.4	122.9
	319.9	389.7

	(thousands)
Segment Sales
Wood Products	$437,428	$558,944
Building Materials Distribution	1,379,242	2,111,833
Intersegment eliminations	(272,341)	(344,495)
Total sales	$1,544,329	$2,326,282

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	3.6	4.6
I-joists (equivalent lineal feet)	39	65
Plywood (sq. ft.) (3/8" basis)	406	317

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$31.17	$26.40
I-joists (1,000 equivalent lineal feet)	2,168	1,877
Plywood (1,000 sq. ft.) (3/8" basis)	367	689

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	39.7%	52.2%
General line	38.7%	29.1%
Engineered wood products	21.6%	18.7%

Gross margin percentage (b)	14.8%	18.0%
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

Sales

For the three months ended March 31, 2023, total sales decreased $782.0 million, or 34%, to $1,544.3 million from $2,326.3 million during the three months ended March 31, 2022. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2023, total U.S. housing starts decreased 18%, driven by a decrease in single-family housing starts of 29% compared with the same period in 2022. Average composite lumber and average composite panel prices for the three months ended March 31, 2023 were 67% and 59% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing.

Wood Products.  Sales, including sales to our BMD segment, decreased $121.5 million, or 22%, to $437.4 million for the three months ended March 31, 2023, from $558.9 million for the three months ended March 31, 2022. The decrease in sales was driven by lower plywood sales prices of 47%, resulting in decreased sales of $130.6 million. In addition, lower sales volumes of I-joists and LVL (collectively referred to as EWP) of 41% and 22%, respectively, resulted in decreased sales of $50.0 million and $26.4 million, respectively. EWP sales volumes decreased due to a decline in housing starts. I-joist volumes were also impacted by the availability of product substitutes and construction methods in certain geographies that reduce the wood floor opportunity. These decreases were offset partially by higher sales volumes for plywood of 28%, resulting in increased sales of $61.3 million. In addition, higher sales prices for LVL and I-joists of 18% and 16%, respectively, resulted in increased sales of $17.4 million and $11.3 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements.

Building Materials Distribution.  Sales decreased $732.6 million, or 35%, to $1,379.2 million for the three months ended March 31, 2023, from $2,111.8 million for the three months ended March 31, 2022. Compared with the same quarter in the prior year, the overall decrease in sales was driven by sales price and sales volume decreases of 20% and 15%, respectively. By product line, commodity sales decreased 50%, or $554.5 million; general line product sales decreased 13%, or $81.6 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) decreased 24%, or $96.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $499.3 million, or 29%, to $1,230.6 million for the three months ended March 31, 2023, compared with $1,729.9 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased due to lower EWP sales volumes, as well as lower per-unit costs of OSB (used in the manufacture of I-joists) of approximately 19%, compared with first quarter 2022, as well as decreased other manufacturing costs, offset partially by increased labor costs. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 1,340 basis points. The increase in the MLO rate was primarily the result of lower plywood sales prices, resulting in decreased leveraging of labor, wood fiber, and other manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower sales volumes and lower commodity prices, compared with first quarter 2022. However, the BMD segment MLO rate increased by 330 basis points compared with first quarter 2022, driven primarily by lower margin percentages on our commodity product sales. In our BMD Segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments generally result in declines in sales and profitability.

Depreciation and amortization expenses increased $10.7 million, or 52%, to $31.2 million for the three months ended March 31, 2023, compared with $20.5 million during the same period in the prior year. The increase was due primarily to the Acquisition on July 25, 2022, and other capital expenditures.

Selling and distribution expenses decreased $17.9 million, or 12%, to $128.8 million for the three months ended March 31, 2023, compared with $146.7 million during the same period in the prior year, primarily as a result of lower incentive compensation expenses of $20.0 million, offset partially by an increase in shipping and handling costs and discretionary expenses during the three months ended March 31, 2023 compared with the same period in the prior year.

General and administrative expenses increased $0.4 million, or 2%, to $26.5 million for the three months ended March 31, 2023, compared with $26.1 million for the same period in the prior year, primarily due to an increase in professional fees and employee-related expenses, offset partially by lower incentive compensation expenses during the three months ended March 31, 2023 compared with the same period in the prior year.

For the three months ended March 31, 2023, other income (expense), net, was $0.3 million of income, compared with $2.5 million of income for the three months ended March 31, 2022. Other income for the three months ended March 31, 2022 primarily included earn-out income related to a previous asset sale in our Wood Products segment.

Income From Operations

Income from operations decreased $278.0 million to $127.6 million for the three months ended March 31, 2023, compared with $405.6 million for the three months ended March 31, 2022.

Wood Products.  Segment income decreased $120.7 million to $69.4 million for the three months ended March 31, 2023, compared with $190.1 million for the three months ended March 31, 2022. The decrease in segment income was due primarily to lower plywood sales prices and lower EWP sales volumes. In addition, segment income was negatively impacted by higher per-unit conversion costs and an increase in depreciation and amortization expense of $10.7 million related to the Acquisition. These decreases in segment income were offset partially by higher EWP sales prices and higher plywood sales volumes, as well as lower OSB costs (used in the manufacture of I-joists).

Building Materials Distribution.  Segment income decreased $156.2 million to $69.7 million for the three months ended March 31, 2023, from $225.9 million for the three months ended March 31, 2022. The decline in segment income was driven by a gross margin decrease of $177.3 million, resulting primarily from lower margins on commodity products and lower sales volumes, offset partially by decreased selling and distribution expenses of $20.3 million.

Corporate.  Unallocated corporate expenses increased $1.1 million to $11.5 million for the three months ended March 31, 2023, from $10.4 million for the same period in the prior year. The increase was due primarily to an increase in professional fees.

Other

Interest Income. Interest income increased $9.6 million to $9.7 million for the three months ended March 31, 2023, from $0.1 million for the three months ended March 31, 2022. The increase was due primarily to higher interest rates on cash equivalents and increases in the average balances of cash equivalents.

Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three months ended March 31, 2023 and 2022, we recorded $33.3 million and $98.9 million, respectively, of income tax expense and had an effective rate of 25.6% and 24.6%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended first quarter 2023 with $1,000.7 million of cash and cash equivalents and $444.6 million of debt. At March 31, 2023, we had $1,396.7 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $2.4 million of cash during the three months ended March 31, 2023, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the three month comparative periods are noted below.

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

	Three Months Ended March 31
	2023	2022
	(thousands)
Net cash provided by operations	$47,992	$198,945
Net cash used for investment	(29,498)	(14,867)
Net cash used for financing	(16,117)	(10,264)

Operating Activities

For the three months ended March 31, 2023, our operating activities generated $48.0 million of cash, compared with $198.9 million of cash generated in the same period in 2022. The $150.9 million decrease in cash provided by operations was due primarily to a decrease in income from operations, offset partially by a lesser year-over-year increase in working capital and a decrease in cash paid for taxes, net of refunds, of $2.9 million. Working capital increased $117.7 million during the three months ended March 31, 2023, compared with a $217.8 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 26% and 49%, comparing sales for the months of March 2023 and 2022 with sales for the months of December 2022 and 2021, respectively. Inventories increased during the three months ended March 31, 2023 in preparation for the spring building season. During the three months ended March 31, 2022 inventories increased primarily due to increased cost of inventory purchased for resale and higher production costs for our manufactured products. The increase in accounts payable and accrued liabilities as of March 31, 2023 was related to the increase in inventories, offset partially by employee incentive compensation payouts made during the quarter and lower accrued rebates. The increase in accounts payable and accrued liabilities as of March 31, 2022 was related to the increase in inventories and higher accrued rebates, offset partially by employee incentive compensation payouts made during first quarter 2022.

Investment Activities

During the three months ended March 31, 2023 and 2022, we used $30.1 million and $17.4 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the three months ended March 31, 2022, we received $2.5 million of earn-out income related to a previous asset sale in our Wood Products segment.

We expect capital expenditures in 2023 to total approximately $120 million to $140 million. We expect our capital spending in 2023 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2023 capital expenditures range includes funding for greenfield distribution centers in South Carolina and Texas, projects at our mills in the southeast to expand our EWP capacity, and the purchase of property to house an additional door shop assembly operation in Kansas City, Missouri. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the three months ended March 31, 2023, our financing activities used $16.1 million of cash, including $8.3 million for common stock dividend payments, $5.9 million of tax withholding payments on stock-based awards, and $1.5 million for the repurchase of 24,727 shares of our common stock. During the three months ended March 31, 2023, we did not borrow under our revolving credit facility, and therefore have no borrowings outstanding on the facility as of March 31, 2023.

During the three months ended March 31, 2022, our financing activities used $10.3 million of cash, including $5.9 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2022, we did not borrow under our revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. As of March 31, 2023, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2022.

Guarantees

Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2023, there have been no material changes to the guarantees disclosed in our 2022 Form 10-K.

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

Employees

As of April 30, 2023, we had approximately 6,660 employees. Approximately 19% of these employees work pursuant to collective bargaining agreements. As of April 30, 2023, we had ten collective bargaining agreements. One agreement covering approximately 80 employees at our Canadian EWP facility expired on December 31, 2022, but the terms and conditions of this agreement remain in effect pending negotiation of a new agreement. We may not be able to renew this agreement or may renew it on terms that are less favorable to us than the current agreement. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2023, there have been no material changes to financial market risks disclosed in our 2022 Form 10-K.

Environmental

As of March 31, 2023, there have been no material changes to environmental issues disclosed in our 2022 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. At March 31, 2023, there have been no material changes to our critical accounting estimates from those disclosed in our 2022 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. As of March 31, 2023, there have been no material changes in our exposure to market risk from those disclosed in our 2022 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2022 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During first quarter 2023, we repurchased 24,727 shares under the Program at a cost of $1.5 million, or an average of $59.91 per share. Set forth below is information regarding the Company's share repurchases during the first quarter ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	1,996,989
February 1, 2023 - February 28, 2023	—	—	—	1,996,989
March 1, 2023 - March 31, 2023	24,727	59.91	24,727	1,972,262
Total	24,727	$59.91	24,727	1,972,262

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Number	Description

10.1	Form of 2023 Restricted Stock Unit Agreement

10.2	Form of 2023 Performance Stock Unit Agreement

10.3	Form of 2023 Director Restricted Stock Unit Agreement

10.4
Ninth Amendment to Amended and Restated Credit Agreement, dated March 31, 2023, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof

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

Date:  May 4, 2023