Form 10-Q
period 2023-06-30
BOISE CASCADE Co
filed 2023-07-31
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,589,825 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 28, 2023.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands, except per-share data)
Sales	$1,815,219	$2,278,072	$3,359,548	$4,604,354

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,426,436	1,797,948	2,657,071	3,527,844
Depreciation and amortization	30,722	20,694	61,908	41,237
Selling and distribution expenses	139,205	134,279	267,993	280,930
General and administrative expenses	30,147	27,701	56,610	53,753
Other (income) expense, net	(1,266)	375	(1,611)	(2,113)
	1,625,244	1,980,997	3,041,971	3,901,651

Income from operations	189,975	297,075	317,577	702,703

Foreign currency exchange gain (loss)	320	(499)	247	(367)
Pension expense (excluding service costs)	(41)	(41)	(82)	(212)
Interest expense	(6,339)	(6,317)	(12,700)	(12,571)
Interest income	11,519	1,385	21,204	1,450
Change in fair value of interest rate swaps	333	394	(471)	2,460
	5,792	(5,078)	8,198	(9,240)

Income before income taxes	195,767	291,997	325,775	693,463
Income tax provision	(49,447)	(73,886)	(82,722)	(172,752)
Net income	$146,320	$218,111	$243,053	$520,711

Weighted average common shares outstanding:
Basic	39,675	39,544	39,634	39,509
Diluted	39,834	39,763	39,818	39,762

Net income per common share:
Basic	$3.69	$5.52	$6.13	$13.18
Diluted	$3.67	$5.49	$6.10	$13.10

Dividends declared per common share	$3.15	$2.62	$3.30	$2.74

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands)
Net income	$146,320	$218,111	$243,053	$520,711
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2, $5, $4, and $10, respectively	7	16	13	32
Effect of settlements, net of tax of $—, $—, $—, and $32, respectively	—	—	—	98
Other comprehensive income, net of tax	7	16	13	130
Comprehensive income	$146,327	$218,127	$243,066	$520,841

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2023	December 31, 2022
	(thousands)
ASSETS
Current
Cash and cash equivalents	$1,080,857	$998,344
Receivables
Trade, less allowances of $3,212 and $3,264	478,655	297,237
Related parties	174	19
Other	13,244	23,023
Inventories	703,033	697,551
Prepaid expenses and other	22,682	47,878
Total current assets	2,298,645	2,064,052

Property and equipment, net	784,562	770,023
Operating lease right-of-use assets	53,270	55,582
Finance lease right-of-use assets	25,264	26,501
Timber deposits	7,613	7,519
Goodwill	137,958	137,958
Intangible assets, net	152,834	161,433
Deferred income taxes	5,977	6,116
Other assets	10,265	11,330
Total assets	$3,476,388	$3,240,514

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2023	December 31, 2022
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$415,387	$269,785
Related parties	1,596	1,019
Accrued liabilities
Compensation and benefits	106,980	142,463
Interest payable	9,961	9,955
Other	133,420	122,606
Total current liabilities	667,344	545,828

Debt
Long-term debt	444,836	444,392

Other
Compensation and benefits	35,731	33,226
Operating lease liabilities, net of current portion	46,784	48,668
Finance lease liabilities, net of current portion	29,073	30,022
Deferred income taxes	65,944	63,454
Other long-term liabilities	18,152	16,949
	195,684	192,319

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,983 and 44,827 shares issued, respectively	450	448
Treasury stock, 5,393 and 5,367 shares at cost, respectively	(140,448)	(138,909)
Additional paid-in capital	552,805	551,215
Accumulated other comprehensive loss	(507)	(520)
Retained earnings	1,756,224	1,645,741
Total stockholders' equity	2,168,524	2,057,975
Total liabilities and stockholders' equity	$3,476,388	$3,240,514

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2023	2022
	(thousands)
Cash provided by (used for) operations
Net income	$243,053	$520,711
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	63,293	42,240
Stock-based compensation	7,518	5,403
Pension expense	82	212
Deferred income taxes	2,749	19,287
Change in fair value of interest rate swaps	471	(2,460)
Other	(1,798)	(1,987)
Decrease (increase) in working capital
Receivables	(171,794)	(129,993)
Inventories	(5,482)	(142,936)
Prepaid expenses and other	(7,805)	(7,602)
Accounts payable and accrued liabilities	124,910	127,935
Pension contributions	(268)	(794)
Income taxes payable	33,220	4,507
Other	2,069	1,533
Net cash provided by operations	290,218	436,056

Cash provided by (used for) investment
Expenditures for property and equipment	(68,287)	(40,808)
Proceeds from sales of assets and other	1,918	2,864
Net cash used for investment	(66,369)	(37,944)

Cash provided by (used for) financing
Dividends paid on common stock	(132,967)	(109,291)
Tax withholding payments on stock-based awards	(5,926)	(3,930)
Treasury stock purchased	(1,539)	—
Other	(904)	(811)
Net cash used for financing	(141,336)	(114,032)

Net increase in cash and cash equivalents	82,513	284,080

Balance at beginning of the period	998,344	748,907

Balance at end of the period	$1,080,857	$1,032,987

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975
Net income							96,733	96,733
Other comprehensive income						6		6
Common stock issued	156	2						2
Treasury stock purchased			25	(1,482)				(1,482)
Stock-based compensation					3,324			3,324
Common stock dividends ($0.15 per share)							(6,110)	(6,110)
Tax withholding payments on stock-based awards					(5,926)			(5,926)
Other					(2)			(2)
Balance at March 31, 2023	44,983	$450	5,392	$(140,391)	$548,611	$(514)	$1,736,364	$2,144,520
Net income							146,320	146,320
Other comprehensive income						7		7
Treasury stock purchased			1	(57)				(57)
Stock-based compensation					4,194			4,194
Common stock dividends ($3.15 per share)							(126,460)	(126,460)
Balance at June 30, 2023	44,983	$450	5,393	$(140,448)	$552,805	$(507)	$1,756,224	$2,168,524

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $60.3 million and $56.0 million for the three months ended June 30, 2023 and 2022, respectively, and $113.8 million and $112.3 million for the six months ended June 30, 2023 and 2022, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2023 and December 31, 2022, we had $97.0 million and $92.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been material changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2023 and December 31, 2022, we had $8.5 million and $17.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	June 30, 2023	December 31, 2022
	(thousands)
Finished goods and work in process	$605,967	$596,328
Logs	47,763	54,921
Other raw materials and supplies	49,303	46,302
	$703,033	$697,551

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2023	December 31, 2022
	(thousands)
Land	$64,020	$60,211
Buildings	246,206	231,087
Improvements	71,144	69,832
Mobile equipment, information technology, and office furniture	226,136	210,666
Machinery and equipment	1,005,229	989,338
Construction in progress	48,482	41,899
	1,661,217	1,603,033
Less: accumulated depreciation	(876,655)	(833,010)
	$784,562	$770,023

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2023 and December 31, 2022, we held $1,053.8 million and $954.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2023 and December 31, 2022, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $360.0 million and $348.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have an interest rate swap to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2023, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At June 30, 2023, we had one interest rate swap agreement, which we entered into in 2020 and commenced in February 2022. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025.

The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2023 and December 31, 2022, we recorded long-term assets of $4.3 million and $4.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2023, receivables from two customers accounted for approximately 19% and 13% of total receivables. At December 31, 2022, receivables from these two customers accounted for approximately 17% and 14% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

There were no accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Income Taxes

For the three and six months ended June 30, 2023, we recorded $49.4 million and $82.7 million, respectively, of income tax expense and had an effective rate of 25.3% and 25.4%, respectively. For the three and six months ended June 30, 2022, we recorded $73.9 million and $172.8 million respectively, of income tax expense and had an effective rate of 25.3% and 24.9%, respectively. For all periods, the primary reason for the difference between the federal and statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the six months ended June 30, 2023 and 2022, cash paid for taxes, net of refunds received, were $46.6 million and $149.1 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands, except per-share data)
Net income	$146,320	$218,111	$243,053	$520,711
Weighted average common shares outstanding during the period (for basic calculation)	39,675	39,544	39,634	39,509
Dilutive effect of other potential common shares	159	219	184	253
Weighted average common shares and potential common shares (for diluted calculation)	39,834	39,763	39,818	39,762

Net income per common share - Basic	$3.69	$5.52	$6.13	$13.18
Net income per common share - Diluted	$3.67	$5.49	$6.10	$13.10

The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock and 0.1 million shares of common stock, respectively, in the three months ended June 30, 2023 and 2022, and 0.1 million shares of common stock in both the six months ended June 30, 2023 and 2022. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood, and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama, for a purchase price of $515.2 million, including a post-closing adjustment of $1.6 million based upon a working capital target. We finalized the purchase price accounting as of March 31, 2023.

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2022 and June 30, 2023	$11,792	$126,166	$137,958

At June 30, 2023 and December 31, 2022, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In 2022, we acquired a trade name and customer relationships. The acquired trade name has a useful life of one year. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. For the three months ended June 30, 2023 and 2022 we recognized $4.3 million and $0.3 million, respectively, of amortization expense for intangible assets. For the six months ended June 30, 2023 and 2022 we recognized $8.6 million and $0.6 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(642)	$8,958
Customer relationships	166,050	(22,174)	143,876
	$175,650	$(22,816)	$152,834

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(292)	$9,308
Customer relationships	166,050	(13,925)	152,125
	$175,650	$(14,217)	$161,433

7.    Debt

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(5,164)	(5,608)
Long-term debt	$444,836	$444,392

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2023 was $395.9 million.

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

At both June 30, 2023 and December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and $4.1 million and $3.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the six months ended June 30, 2023, the average interest rate on the ABL Term Loan was approximately 6.58%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 5.6% during the six months ended June 30, 2023.

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

Interest Rate Swap

For information on interest rate swap, see Interest Rate Risk and Interest Rate Swap of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2023 and 2022, cash payments for interest were $11.1 million and $11.3 million, respectively.

8.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands)
Operating lease cost	$3,264	$3,585	$6,581	$7,146
Finance lease cost
Amortization of right-of-use assets	619	621	1,237	1,246
Interest on lease liabilities	560	587	1,120	1,175
Variable lease cost	1,377	1,087	2,762	2,122
Short-term lease cost	1,478	1,340	3,029	2,652
Sublease income	(111)	(112)	(164)	(224)
Total lease cost	$7,187	$7,108	$14,565	$14,117

Other Information

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30
	2023	2022
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,706	$6,932
Operating cash flows from finance leases	1,118	1,173
Financing cash flows from finance leases	904	838
Right-of-use assets obtained in exchange for lease obligations
Operating leases	3,578	4,997
Finance leases	—	—

Other information related to leases was as follows:

	June 30, 2023	December 31, 2022

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	14	14
Weighted-average discount rate
Operating leases	6.1%	6.0%
Finance leases	7.6%	7.6%

As of June 30, 2023, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2023	$6,697	$2,035
2024	12,472	4,052
2025	10,844	3,735
2026	7,673	3,581
2027	6,970	3,649
Thereafter	26,644	33,086
Total future minimum lease payments	71,300	50,138
Less: interest	(14,599)	(19,187)
Total lease obligations	56,701	30,951
Less: current obligations	(9,917)	(1,878)
Long-term lease obligations	$46,784	$29,073

9.    Stock-Based Compensation

In first quarter 2023 and 2022, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2023, we granted 93,282 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2023 return on invested capital (ROIC), as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2023 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the six months ended June 30, 2023 and 2022, we granted an aggregate of 115,252 and 86,164 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2023 and 2022, the total fair value of PSUs and RSUs vested was $16.8 million and $12.0 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2023:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2022	317,854	$51.46	155,339	$65.17
Granted	93,282	69.33	115,252	69.34
Performance condition adjustment (a)	39,873	79.80	—	—
Vested	(154,794)	40.61	(87,632)	60.64
Forfeited	(5,399)	68.55	(3,200)	70.32
Outstanding, June 30, 2023	290,816	$66.54	179,759	$69.96
_______________________________
(a)    Represents additional PSUs granted during the six months ended June 30, 2023, related to above-target achievement of the 2022 performance condition described above.

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

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands)
PSUs	$2,577	$1,695	$4,391	$3,001
RSUs	1,617	1,317	3,127	2,402
Total	$4,194	$3,012	$7,518	$5,403

The related tax benefit for the six months ended June 30, 2023 and 2022, was $1.9 million and $1.3 million respectively. As of June 30, 2023, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $25.8 million. This expense is expected to be recognized over a weighted-average period of 2.1 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2023 and 2022, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On July 27, 2023, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, payable on September 15, 2023, to stockholders of record on September 1, 2023. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

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

Stock Repurchase

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During the six months ended June 30, 2023, we repurchased 25,678 shares under the Program at a cost of $1.5 million, or an average of $59.91 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of June 30, 2023, there were 1,971,311 shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.1 million and $3.5 million, respectively, during the three months ended June 30, 2023 and 2022, and $6.1 million and $7.2 million, respectively, during the six months ended June 30, 2023 and 2022. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.1 million and $23.5 million, respectively, during the three months ended June 30, 2023 and 2022, and $41.2 million and $44.3 million, respectively, during the six months ended June 30, 2023 and 2022. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(millions)
Wood Products (a)
LVL (b)	$14.2	$(9.5)	$21.6	$(7.8)
I-joists (b)	9.3	(12.5)	14.0	(14.7)
Other engineered wood products (b)	9.8	13.1	17.2	24.9
Plywood and veneer	93.8	112.1	185.1	273.3
Lumber	23.7	20.9	47.2	38.6
Byproducts	23.1	19.3	47.4	38.3
Other	4.8	3.5	11.3	8.7
	178.7	146.9	343.9	361.3

Building Materials Distribution
Commodity	613.7	956.3	1,161.2	2,058.1
General line	647.5	700.5	1,181.0	1,315.8
Engineered wood products	375.4	474.4	673.5	869.1
	1,636.5	2,131.2	3,015.7	4,243.0
	$1,815.2	$2,278.1	$3,359.5	$4,604.4
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For both the six months ended June 30, 2023 and 2022, approximately 78% of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands)
Net sales by segment
Wood Products	$530,273	$536,030	$967,701	$1,094,974
Building Materials Distribution	1,636,538	2,131,200	3,015,780	4,243,033
Intersegment eliminations (a)	(351,592)	(389,158)	(623,933)	(733,653)
Total net sales	$1,815,219	$2,278,072	$3,359,548	$4,604,354

Segment operating income
Wood Products	$104,035	$154,101	$173,430	$344,217
Building Materials Distribution	98,550	154,308	168,235	380,200
Total segment operating income	202,585	308,409	341,665	724,417
Unallocated corporate costs	(12,610)	(11,334)	(24,088)	(21,714)
Income from operations	$189,975	$297,075	$317,577	$702,703
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2023, there have been no material changes to the above commitments disclosed in the 2022 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2023, there have been no material changes to the guarantees disclosed in the 2022 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2022 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2022 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (the SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $190.0 million during the three months ended June 30, 2023, compared with income from operations of $297.1 million during the three months ended June 30, 2022. In our Wood Products segment, income decreased $50.1 million to $104.0 million for the three months ended June 30, 2023, from $154.1 million for the three months ended June 30, 2022, due primarily to lower plywood sales prices and an increase in depreciation and amortization expense due to the acquisition of two plywood facilities located in Havana, Florida, and Chapman, Alabama, on July 25, 2022 (the Acquisition). These decreases were offset partially by higher plywood sales volumes, higher EWP sales prices, as well as lower wood fiber costs. In our BMD segment, income decreased $55.7 million to $98.6 million for the three months ended June 30, 2023, from $154.3 million for the three months ended June 30, 2022, driven by a gross margin decrease of $49.8 million, resulting from lower margins on EWP and general line products, offset partially by margin improvements on commodity products. In addition, selling and distribution expenses increased $3.9 million. These changes are discussed further in "Our Operating Results" below.

We ended second quarter 2023 with $1,080.9 million of cash and cash equivalents and $395.9 million of undrawn committed bank line availability, for total available liquidity of $1,476.8 million. We had $444.8 million of outstanding debt at June 30, 2023. We generated $82.5 million of cash during the six months ended June 30, 2023, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. U.S. housing starts in June 2023 were approximately 1.4 million on a seasonally adjusted annual rate basis, as reported by the U.S. Census Bureau. However, home affordability remains a challenge for consumers, and the Federal Reserve's ongoing actions in response to inflationary data and what impacts these actions have on future mortgage rates and the broader economy will influence the near-term demand environment. As such, the outlook for the back half of 2023 remains uncertain and is reflected in various industry forecasts for 2023 U.S. housing starts that generally range from 1.3 million to 1.4 million units, compared with actual housing starts of 1.55 million in 2022, as reported by the U.S. Census Bureau. Regarding home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity have provided a favorable backdrop for repair-and-remodel spending. However, industry forecasts project continued moderation of year-over-year growth in renovation spending, and economic uncertainty may also negatively impact homeowners' further investment in their residences.

As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Future commodity product pricing and commodity input costs may be volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. In addition, EWP volumes will continue to be influenced by demand for new residential construction, particularly single-family housing starts, and we expect modest EWP price erosion in the third quarter.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2022 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(millions)
Sales	$1,815.2	$2,278.1	$3,359.5	$4,604.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,426.4	1,797.9	2,657.1	3,527.8
Depreciation and amortization	30.7	20.7	61.9	41.2
Selling and distribution expenses	139.2	134.3	268.0	280.9
General and administrative expenses	30.1	27.7	56.6	53.8
Other (income) expense, net	(1.3)	0.4	(1.6)	(2.1)
	1,625.2	1,981.0	3,042.0	3,901.7

Income from operations	$190.0	$297.1	$317.6	$702.7

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	78.6%	78.9%	79.1%	76.6%
Depreciation and amortization	1.7	0.9	1.8	0.9
Selling and distribution expenses	7.7	5.9	8.0	6.1
General and administrative expenses	1.7	1.2	1.7	1.2
Other (income) expense, net	(0.1)	—	—	—
	89.5%	87.0%	90.5%	84.7%

Income from operations	10.5%	13.0%	9.5%	15.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
	(thousands)
U.S. Housing Starts (a)
Single-family	261.4	303.3	449.7	570.1
Multi-family	137.6	146.5	264.1	269.4
	399.0	449.8	713.8	839.5

	(thousands)
Segment Sales
Wood Products	$530,273	$536,030	$967,701	$1,094,974
Building Materials Distribution	1,636,538	2,131,200	3,015,780	4,243,033
Intersegment eliminations	(351,592)	(389,158)	(623,933)	(733,653)
Total sales	$1,815,219	$2,278,072	$3,359,548	$4,604,354

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.7	4.6	8.3	9.2
I-joists (equivalent lineal feet)	63	69	102	135
Plywood (sq. ft.) (3/8" basis)	440	281	846	598

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$30.14	$28.47	$30.59	$27.43
I-joists (1,000 equivalent lineal feet)	2,088	2,066	2,118	1,974
Plywood (1,000 sq. ft.) (3/8" basis)	365	569	366	633

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	37.5%	44.9%	38.5%	48.5%
General line	39.6%	32.9%	39.2%	31.0%
Engineered wood products	22.9%	22.2%	22.3%	20.5%

Gross margin percentage (b)	15.0%	13.9%	14.9%	15.9%
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

Sales

For the three months ended June 30, 2023, total sales decreased $462.9 million, or 20%, to $1,815.2 million from $2,278.1 million during the three months ended June 30, 2022. For the six months ended June 30, 2023, total sales decreased $1,244.9 million, or 27%, to $3,359.5 million from $4,604.4 million for the same period in the prior year. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2023, total U.S. housing starts and single-family housing starts decreased 11% and 14%, respectively, compared with the same period in 2022. On a year-to-date basis through June 2023, total housing starts decreased 15%, driven by a decrease in single-family housing starts of 21% compared with the same period in 2022. Average composite lumber and average composite panel prices for the three months ended June 30, 2023 were 50% and 40% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the six months ended June 30, 2023, average composite lumber and average composite panel prices were 60% and 51% lower, respectively, compared with the same period in the prior year.

Wood Products.  Sales, including sales to our BMD segment, decreased $5.7 million, or 1%, to $530.3 million for the three months ended June 30, 2023, from $536.0 million for the three months ended June 30, 2022. The decrease in sales was driven by lower plywood sales prices of 36%, resulting in decreased sales of $89.8 million. In addition, lower sales volumes of I-joists of 9% resulted in decreased sales of $13.5 million. The decrease in I-joists sales volumes was due to a decline in housing starts, as well as the availability of product substitutes and construction methods in certain geographies that reduce the wood floor opportunity. These decreases were offset partially by higher sales volumes for plywood of 57%, resulting in increased sales of $90.7 million. Plywood sales volumes increased during the quarter as we shifted a higher proportion of our internally produced veneer into plywood production, given the change in demand for EWP. Plywood sales volumes increased from the prior year quarter due to the Acquisition, as well as downtime taken in 2022 to replace an existing dryer at our Chester, South Carolina, plywood facility. In addition, higher sales prices for LVL and I-joists (collectively referred to as EWP) of 6% and 1%, respectively, resulted in increased sales of $7.8 million and $1.4 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements. Higher sales volumes for LVL of 2% resulted in increased sales of $2.7 million.

For the six months ended June 30, 2023, sales, including sales to our BMD segment, decreased $127.3 million, or 12% to $967.7 million from $1,095.0 million for the same period in the prior year. The decrease in sales was driven by lower plywood sales prices of 42%, resulting in decreased sales of $225.6 million. In addition, lower sales volumes of I-joists and LVL (collectively referred to as EWP) of 25% and 10%, respectively, resulted in decreased sales of $65.5 million and $24.8 million, respectively. EWP sales volumes decreased due to a decline in housing starts. I-joist volumes were also impacted by the availability of product substitutes and construction methods in certain geographies that reduce the wood floor opportunity. These decreases were offset partially by higher sales volumes for plywood of 42%, resulting in increased sales of $157.1 million. Plywood sales volumes increased from the prior year as we shifted a higher proportion of our internally produced veneer into plywood production, given the change in demand for EWP. The Acquisition also increased plywood sales volumes during 2023. In addition, higher sales prices for LVL and I-joists of 12% and 7%, respectively, resulted in increased sales of $26.4 million and $14.7 million, respectively. The increase in EWP pricing was due to realizations of previously announced price increases and the expiration of certain temporary price protection arrangements.

Building Materials Distribution.  Sales decreased $494.7 million, or 23%, to $1,636.5 million for the three months ended June 30, 2023, from $2,131.2 million for the three months ended June 30, 2022. Compared with the same quarter in the prior year, the overall decrease in sales was driven by sales price and sales volume decreases of 22% and 1%, respectively. By product line, commodity sales decreased 36%, or $342.7 million; general line product sales decreased 8%, or $53.0 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 21%, or $99.0 million.

During the six months ended June 30, 2023, sales decreased $1,227.2 million, or 29%, to $3,015.8 million from $4,243.0 million for the same period in the prior year. The overall decrease in sales was driven by sales price and sales volume decreases of 21% and 8%, respectively. By product line, commodity sales decreased 44%, or $897.0 million; general line product sales decreased 10%, or $134.6 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) decreased 23%, or $195.6 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $371.5 million, or 21%, to $1,426.4 million for the three months ended June 30, 2023, compared with $1,797.9 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher labor and other manufacturing costs, as well as the Acquisition. These increases were offset partially by lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 18% and 6%, respectively, compared with second quarter 2022. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 750 basis points. The increase in the MLO rate was primarily the result of lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs primarily as a result of lower commodity prices compared with second quarter 2022. The BMD segment MLO rate decreased 110 basis points compared with second quarter 2022, driven primarily by improved margin percentages on commodity product sales as commodity prices were generally stable during 2023 compared with a declining price environment during 2022. In our BMD segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments generally result in declines in sales and profitability.

For the six months ended June 30, 2023, materials, labor, and other operating expenses (excluding depreciation) decreased $870.7 million or 25%, to $2,657.1 million, compared with $3,527.8 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher labor and other manufacturing costs, as well as the Acquisition. These increases were offset partially by lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 19% and 2%, respectively, compared with the first six months of 2022. The MLO rate in our Wood Products segment increased by 1,040 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decrease in product prices and lower sales volumes, compared with the first six months of 2022. However, the BMD segment MLO rate increased 100 basis points due to lower margin percentages on commodity products and EWP compared with the first six months of 2022.

Depreciation and amortization expenses increased $10.0 million, or 48%, to $30.7 million for the three months ended June 30, 2023, compared with $20.7 million during the same period in the prior year. For the six months ended June 30, 2023, these expenses increased $20.7 million, or 50%, to $61.9 million, compared with $41.2 million in the same period in the prior year. The increase in both periods was due primarily to the Acquisition on July 25, 2022, and other capital expenditures.

Selling and distribution expenses increased $4.9 million, or 4%, to $139.2 million for the three months ended June 30, 2023, compared with $134.3 million during the same period in the prior year, primarily due to higher base salaries and incentive compensation expenses of $6.3 million, offset partially by a decrease in sales commissions of $3.0 million. In addition, shipping and handling costs increased $1.8 million during the three months ended June 30, 2023 compared with the same period in the prior year. For the six months ended June 30, 2023, selling and distribution expenses decreased $12.9 million, or 5%, to $268.0 million, compared with $280.9 million during the same period in 2022, primarily as a result of lower sales commissions and incentive compensation expenses of $21.1 million, offset partially by increased shipping and handling costs of $2.8 million and higher employee-related expenses of $2.1 million. In addition, discretionary expenses related to travel and entertainment and advertising increased $1.4 million.

General and administrative expenses increased $2.4 million, or 9%, to $30.1 million for the three months ended June 30, 2023, compared with $27.7 million for the same period in the prior year, primarily due to an increase in employee-related expenses, most of which relates to incentive compensation. This increase was offset partially by a decrease in professional fees during the three months ended June 30, 2023 compared with the same period in the prior year. For the six months ended June 30, 2023, general and administrative expenses increased $2.8 million, or 5%, to $56.6 million, compared with $53.8 million during the same period in 2022. The increase was primarily the result of higher employee-related expenses and professional fees.

For the three months ended June 30, 2023, other (income) expense, net, was $1.3 million of income. For the three months ended June 30, 2022, other (income) expense was insignificant. For the six months ended June 30, 2023 and 2022, other (income) expense, net, was $1.6 million and $2.1 million of income, respectively. Other income for the three months ended June 30, 2023, as well as for the six months ended June 30, 2023 and 2022, was primarily comprised of earn-out income related to a previous asset sale in our Wood Products segment.

Income From Operations

Income from operations decreased $107.1 million to $190.0 million for the three months ended June 30, 2023, compared with $297.1 million for the three months ended June 30, 2022. Income from operations decreased $385.1 million to $317.6 million for the six months ended June 30, 2023, compared with $702.7 million for the six months ended June 30, 2022.

Wood Products.  Segment income decreased $50.1 million to $104.0 million for the three months ended June 30, 2023, compared with $154.1 million for the three months ended June 30, 2022. The decrease in segment income was due primarily to lower plywood sales prices. In addition, segment income was negatively impacted by an increase in depreciation and amortization expense related to the Acquisition. These decreases in segment income were offset partially by higher plywood sales volumes and higher EWP sales prices, as well as lower wood fiber costs.

For the six months ended June 30, 2023, segment income decreased $170.8 million to $173.4 million from $344.2 million for the six months ended June 30, 2022. The decrease in segment income was due primarily to lower plywood sales prices and lower EWP sales volumes. In addition, segment income was negatively impacted by an increase in depreciation and amortization expense related to the Acquisition. These decreases in segment income were offset partially by higher EWP sales prices and higher plywood sales volumes, as well as lower wood fiber costs.

Building Materials Distribution.  Segment income decreased $55.7 million to $98.6 million for the three months ended June 30, 2023, from $154.3 million for the three months ended June 30, 2022. The decline in segment income was driven by a gross margin decrease of $49.8 million, resulting from lower margins on EWP and general line products, offset partially by margin improvements on commodity products. In addition, selling and distribution expenses increased $3.9 million.

For the six months ended June 30, 2023, segment income decreased $212.0 million to $168.2 million from $380.2 million for the six months ended June 30, 2022. The decline in segment income was driven by a gross margin decrease of $227.2 million, resulting primarily from gross margin declines on commodity and EWP products and lower sales volumes across all product lines, offset partially by decreased selling and distribution expenses of $16.5 million.

Corporate.  Unallocated corporate expenses increased $1.3 million to $12.6 million for the three months ended June 30, 2023, from $11.3 million for the same period in the prior year. The increase was primarily due to higher employee-related expenses, most of which relate to incentive compensation.

For the six months ended June 30, 2023, unallocated corporate expenses increased $2.4 million to $24.1 million from $21.7 million for the six months ended June 30, 2022. The increase was primarily due to higher employee-related expenses.

Other

Interest Income. Interest income increased $10.1 million to $11.5 million for the three months ended June 30, 2023, from $1.4 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, interest income increased $19.7 million to $21.2 million from $1.5 million for the six months ended June 30, 2022. The increase in both periods was due primarily to higher interest rates on cash equivalents and increases in the average balances of cash equivalents.

Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and six months ended June 30, 2023, we recorded $49.4 million and $82.7 million, respectively, of income tax expense and had an effective rate of 25.3% and 25.4%, respectively. For the three and six months ended June 30, 2022, we recorded $73.9 million and $172.8 million, respectively, of income tax expense and had an effective rate of 25.3% and 24.9%, respectively. For all periods, the primary reason for the difference between the federal and statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended second quarter 2023 with $1,080.9 million of cash and cash equivalents and $444.8 million of debt. At June 30, 2023, we had $1,476.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $82.5 million of cash during the six months ended June 30, 2023, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six-month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2023 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2023	2022
	(thousands)
Net cash provided by operations	$290,218	$436,056
Net cash used for investment	(66,369)	(37,944)
Net cash used for financing	(141,336)	(114,032)

Operating Activities

For the six months ended June 30, 2023, our operating activities generated $290.2 million of cash, compared with $436.1 million of cash generated in the same period in 2022. The $145.8 million decrease in cash provided by operations was due primarily to a decrease in income from operations, offset partially by a lesser year-over-year increase in working capital and a decrease in cash paid for taxes, net of refunds, of $102.5 million. Working capital increased $60.2 million during the six months ended June 30, 2023, compared with a $152.6 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increases in receivables in both periods primarily reflect increased sales of approximately 41% and 25%, comparing sales for the months of June 2023 and 2022 with sales for the months of December 2022 and 2021, respectively. Inventories increased during the six months ended June 30, 2023 due to seasonally higher inventory purchases in our BMD segment in preparation for the summer building season. However, our Wood Products segment inventories decreased during the six months ended June 30, 2023 due to improved demand compared to fourth quarter 2022. During the six months ended June 30, 2022 inventories increased primarily due to increased cost of inventory purchased for resale on EWP and general line products and higher production costs for our manufactured products, offset partially by decreased costs for commodity products. The increase in accounts payable and accrued liabilities as of June 30, 2023 was related to the increase in inventories in our BMD segment and extended terms offered by certain BMD vendors, offset partially by employee incentive compensation payouts made during the period. The increase in accounts payable and accrued liabilities as of June 30, 2022 was related to the increase in inventories and higher accrued rebates.

Investment Activities

During the six months ended June 30, 2023 and 2022, we used $68.3 million and $40.8 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2023 and 2022, we received $1.0 million and $2.5 million, respectively, of earn-out income related to a previous asset sale in our Wood Products segment.

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

Financing Activities

During the six months ended June 30, 2023, our financing activities used $141.3 million of cash, including $133.0 million for common stock dividend payments, $5.9 million of tax withholding payments on stock-based awards, and $1.5 million for the repurchase of 25,678 shares of our common stock. During the six months ended June 30, 2023, we did not borrow under our revolving credit facility and therefore have no borrowings outstanding on the facility as of June 30, 2023.

During the six months ended June 30, 2022, our financing activities used $114.0 million of cash, including $109.3 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2022, we did not borrow under our revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. As of June 30, 2023, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2022.

Guarantees

Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2023, there have been no material changes to the guarantees disclosed in our 2022 Form 10-K.

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

Employees

As of July 23, 2023, we had approximately 6,820 employees. Approximately 20% of these employees work pursuant to collective bargaining agreements. As of July 23, 2023, we had ten collective bargaining agreements. Five agreements covering approximately 470 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility are set to expire on May 31, 2024, but the terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2023, there have been no material changes to financial market risks disclosed in our 2022 Form 10-K.

Environmental

As of June 30, 2023, there have been no material changes to environmental issues disclosed in our 2022 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. At June 30, 2023, there have been no material changes to our critical accounting estimates from those disclosed in our 2022 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. As of June 30, 2023, there have been no material changes in our exposure to market risk from those disclosed in our 2022 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During second quarter 2023, we repurchased 951 shares under the Program at a cost of less than $0.1 million, or an average of $60.00 per share. Set forth below is information regarding the Company's share repurchases during the second quarter ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	951	$60.00	951	1,971,311
May 1, 2023 - May 31, 2023	—	—	—	1,971,311
June 1, 2023 - June 30, 2023	—	—	—	1,971,311
Total	951	$60.00	951	1,971,311

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended June 30, 2023, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.          EXHIBITS

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

Date:  July 31, 2023