Form 10-Q
period 2023-09-30
BOISE CASCADE Co
filed 2023-10-30
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,589,825 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 27, 2023.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands, except per-share data)
Sales	$1,834,441	$2,154,647	$5,193,989	$6,759,001

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,442,178	1,655,979	4,099,249	5,183,823
Depreciation and amortization	31,474	28,374	93,382	69,611
Selling and distribution expenses	147,714	142,176	415,707	423,106
General and administrative expenses	27,583	27,622	84,193	81,375
Other (income) expense, net	(141)	1,126	(1,752)	(987)
	1,648,808	1,855,277	4,690,779	5,756,928

Income from operations	185,633	299,370	503,210	1,002,073

Foreign currency exchange loss	(602)	(1,674)	(355)	(2,041)
Pension expense (excluding service costs)	(40)	(41)	(122)	(253)
Interest expense	(6,351)	(6,398)	(19,051)	(18,969)
Interest income	13,760	3,238	34,964	4,688
Change in fair value of interest rate swaps	(327)	1,134	(798)	3,594
	6,440	(3,741)	14,638	(12,981)

Income before income taxes	192,073	295,629	517,848	989,092
Income tax provision	(49,005)	(76,042)	(131,727)	(248,794)
Net income	$143,068	$219,587	$386,121	$740,298

Weighted average common shares outstanding:
Basic	39,675	39,544	39,648	39,521
Diluted	39,983	39,776	39,849	39,762

Net income per common share:
Basic	$3.61	$5.55	$9.74	$18.73
Diluted	$3.58	$5.52	$9.69	$18.62

Dividends declared per common share	$0.20	$0.12	$3.50	$2.86

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands)
Net income	$143,068	$219,587	$386,121	$740,298
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2, $6, $6, and $16, respectively	6	15	19	47
Effect of settlements, net of tax of $—, $—, $—, and $32, respectively	—	—	—	98
Other comprehensive income, net of tax	6	15	19	145
Comprehensive income	$143,074	$219,602	$386,140	$740,443

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	September 30, 2023	December 31, 2022
	(thousands)
ASSETS
Current
Cash and cash equivalents	$1,272,963	$998,344
Receivables
Trade, less allowances of $4,190 and $3,264	463,086	297,237
Related parties	197	19
Other	15,752	23,023
Inventories	683,406	697,551
Prepaid expenses and other	30,839	47,878
Total current assets	2,466,243	2,064,052

Property and equipment, net	789,541	770,023
Operating lease right-of-use assets	50,812	55,582
Finance lease right-of-use assets	24,616	26,501
Timber deposits	8,890	7,519
Goodwill	137,958	137,958
Intangible assets, net	148,651	161,433
Deferred income taxes	5,831	6,116
Other assets	9,891	11,330
Total assets	$3,642,433	$3,240,514

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2023	December 31, 2022
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$403,682	$269,785
Related parties	1,599	1,019
Accrued liabilities
Compensation and benefits	148,472	142,463
Interest payable	5,071	9,955
Other	135,900	122,606
Total current liabilities	694,724	545,828

Debt
Long-term debt	445,058	444,392

Other
Compensation and benefits	36,466	33,226
Operating lease liabilities, net of current portion	44,418	48,668
Finance lease liabilities, net of current portion	28,590	30,022
Deferred income taxes	67,535	63,454
Other long-term liabilities	18,047	16,949
	195,056	192,319

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,983 and 44,827 shares issued, respectively	450	448
Treasury stock, 5,393 and 5,367 shares at cost, respectively	(140,448)	(138,909)
Additional paid-in capital	556,805	551,215
Accumulated other comprehensive loss	(501)	(520)
Retained earnings	1,891,289	1,645,741
Total stockholders' equity	2,307,595	2,057,975
Total liabilities and stockholders' equity	$3,642,433	$3,240,514

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2023	2022
	(thousands)
Cash provided by (used for) operations
Net income	$386,121	$740,298
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	95,516	71,213
Stock-based compensation	11,518	8,690
Pension expense	122	253
Deferred income taxes	4,351	45,365
Change in fair value of interest rate swaps	798	(3,594)
Other	(1,877)	(830)
Decrease (increase) in working capital, net of acquisitions
Receivables	(158,756)	(51,027)
Inventories	14,145	(83,539)
Prepaid expenses and other	(6,604)	(5,901)
Accounts payable and accrued liabilities	152,303	78,444
Pension contributions	(403)	(922)
Income taxes payable	23,664	14,970
Other	231	705
Net cash provided by operations	521,129	814,125

Cash provided by (used for) investment
Expenditures for property and equipment	(99,251)	(61,835)
Acquisitions of businesses and facilities	—	(516,881)
Proceeds from sales of assets and other	2,450	3,094
Net cash used for investment	(96,801)	(575,622)

Cash provided by (used for) financing
Dividends paid on common stock	(140,885)	(114,025)
Tax withholding payments on stock-based awards	(5,926)	(3,930)
Treasury stock purchased	(1,539)	—
Payments of deferred financing costs	—	(1,170)
Other	(1,359)	(1,221)
Net cash used for financing	(149,709)	(120,346)

Net increase in cash and cash equivalents	274,619	118,157

Balance at beginning of the period	998,344	748,907

Balance at end of the period	$1,272,963	$867,064

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975
Net income							96,733	96,733
Other comprehensive income						6		6
Common stock issued	156	2						2
Treasury stock purchased			25	(1,482)				(1,482)
Stock-based compensation					3,324			3,324
Common stock dividends ($0.15 per share)							(6,110)	(6,110)
Tax withholding payments on stock-based awards					(5,926)			(5,926)
Other					(2)			(2)
Balance at March 31, 2023	44,983	$450	5,392	$(140,391)	$548,611	$(514)	$1,736,364	$2,144,520
Net income							146,320	146,320
Other comprehensive income						7		7
Treasury stock purchased			1	(57)				(57)
Stock-based compensation					4,194			4,194
Common stock dividends ($3.15 per share)							(126,460)	(126,460)
Balance at June 30, 2023	44,983	$450	5,393	$(140,448)	$552,805	$(507)	$1,756,224	$2,168,524
Net income							143,068	143,068
Other comprehensive income						6		6
Stock-based compensation					4,000			4,000
Common stock dividends ($0.20 per share)							(8,003)	(8,003)
Balance at September 30, 2023	44,983	$450	5,393	$(140,448)	$556,805	$(501)	$1,891,289	$2,307,595

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $61.6 million and $59.5 million for the three months ended September 30, 2023 and 2022, respectively, and $175.4 million and $171.9 million for the nine months ended September 30, 2023 and 2022, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2023 and December 31, 2022, we had $95.3 million and $92.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We adjust our estimate of revenue at the earlier of when the probability of rebates paid changes or when the amounts become fixed. There have not been material changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2023 and December 31, 2022, we had $12.5 million and $17.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	September 30, 2023	December 31, 2022
	(thousands)
Finished goods and work in process	$579,238	$596,328
Logs	53,575	54,921
Other raw materials and supplies	50,593	46,302
	$683,406	$697,551

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2023	December 31, 2022
	(thousands)
Land	$64,034	$60,211
Buildings	250,368	231,087
Improvements	71,495	69,832
Mobile equipment, information technology, and office furniture	234,283	210,666
Machinery and equipment	1,009,457	989,338
Construction in progress	58,556	41,899
	1,688,193	1,603,033
Less: accumulated depreciation	(898,652)	(833,010)
	$789,541	$770,023

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2023 and December 31, 2022, we held $1,057.3 million and $954.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2023 and December 31, 2022, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $350.0 million and $348.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have an interest rate swap to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At September 30, 2023, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At September 30, 2023, we had one interest rate swap agreement, which we entered into in 2020 and commenced in February 2022. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025.

The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At September 30, 2023 and December 31, 2022, we recorded long-term assets of $4.0 million and $4.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2023, receivables from two customers accounted for approximately 19% and 14% of total receivables. At December 31, 2022, receivables from these two customers accounted for approximately 17% and 14% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

There were no accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

3.    Income Taxes

For the three and nine months ended September 30, 2023, we recorded $49.0 million and $131.7 million, respectively, of income tax expense and had an effective rate of 25.5% and 25.4%, respectively. For the three and nine months ended September 30, 2022, we recorded $76.0 million and $248.8 million respectively, of income tax expense and had an effective rate of 25.7% and 25.2%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the nine months ended September 30, 2023 and 2022, cash paid for taxes, net of refunds received, were $103.7 million and $189.0 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands, except per-share data)
Net income	$143,068	$219,587	$386,121	$740,298
Weighted average common shares outstanding during the period (for basic calculation)	39,675	39,544	39,648	39,521
Dilutive effect of other potential common shares	308	232	201	241
Weighted average common shares and potential common shares (for diluted calculation)	39,983	39,776	39,849	39,762

Net income per common share - Basic	$3.61	$5.55	$9.74	$18.73
Net income per common share - Diluted	$3.58	$5.52	$9.69	$18.62

The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock and 0.1 million shares of common stock, respectively, in the three months ended September 30, 2023 and 2022, and an insignificant number of shares of common stock and 0.1 million shares of common stock in the nine months ended September 30, 2023 and 2022. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

On October 2, 2023, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C. (BMD) completed the previously announced acquisition of Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork, pursuant to the Agreement and Plan of Merger, dated August 22, 2023 (Merger Agreement), by and among Firepit Merger Sub, Inc., a wholly-owned subsidiary of BMD (the Merger Sub), and BROSCO. On the terms and subject to the conditions set forth in the Merger Agreement, on October 2, 2023, Merger Sub merged with and into BROSCO, with BROSCO surviving the merger as a wholly-owned subsidiary of BMD (the Acquisition). The purchase price of the Acquisition was $168 million, inclusive of estimated working capital at closing of $51 million, which is subject to post-closing adjustments. We funded the Acquisition and related costs with cash on hand. These facilities will expand our door and millwork business in the Northeast U.S. markets and enhance BMD's general line product mix.

As a result of the limited time since the acquisition date and the ongoing status of the valuation, the initial accounting for the business combination is incomplete at the time of this filing. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired, liabilities assumed, and goodwill. This information will be included in our Annual Report on Form 10-K for the year ended December 31, 2023.

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2022 and September 30, 2023	$11,792	$126,166	$137,958

At September 30, 2023 and December 31, 2022, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In 2022, we acquired a trade name and customer relationships. The acquired trade name had a useful life of one year. The weighted-average useful life for customer relationships from the date of purchase is approximately 10 years. For the three months ended September 30, 2023 and 2022 we recognized $4.2 million and $3.1 million, respectively, of amortization expense for intangible assets. For the nine months ended September 30, 2023 and 2022 we recognized $12.8 million and $3.7 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(700)	$8,900
Customer relationships	166,050	(26,299)	139,751
	$175,650	$(26,999)	$148,651

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(292)	$9,308
Customer relationships	166,050	(13,925)	152,125
	$175,650	$(14,217)	$161,433

7.    Debt

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(4,942)	(5,608)
Long-term debt	$445,058	$444,392

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at September 30, 2023 was $395.9 million.

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

At both September 30, 2023 and December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and $4.1 million and $3.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the nine months ended September 30, 2023, the average interest rate on the ABL Term Loan was approximately 6.75%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 5.8% during the nine months ended September 30, 2023.

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

Interest Rate Swap

For information on interest rate swaps, see Interest Rate Risk and Interest Rate Swap of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the nine months ended September 30, 2023 and 2022, cash payments for interest were $21.7 million and $22.1 million, respectively.

8.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands)
Operating lease cost	$3,248	$3,588	$9,829	$10,734
Finance lease cost
Amortization of right-of-use assets	618	617	1,855	1,863
Interest on lease liabilities	558	587	1,678	1,762
Variable lease cost	1,424	1,052	4,186	3,174
Short-term lease cost	1,407	1,409	4,436	4,061
Sublease income	(44)	(106)	(208)	(330)
Total lease cost	$7,211	$7,147	$21,776	$21,264

Other Information

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30
	2023	2022
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,016	$10,533
Operating cash flows from finance leases	1,676	1,760
Financing cash flows from finance leases	1,359	1,250
Right-of-use assets obtained in exchange for lease obligations
Operating leases	3,578	4,997
Finance leases	—	—

Other information related to leases was as follows:

	September 30, 2023	December 31, 2022

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	14	14
Weighted-average discount rate
Operating leases	6.1%	6.0%
Finance leases	7.6%	7.6%

As of September 30, 2023, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2023	$3,387	$1,023
2024	12,472	4,052
2025	10,844	3,735
2026	7,673	3,581
2027	6,970	3,649
Thereafter	26,644	33,086
Total future minimum lease payments	67,990	49,126
Less: interest	(13,782)	(18,630)
Total lease obligations	54,208	30,496
Less: current obligations	(9,790)	(1,906)
Long-term lease obligations	$44,418	$28,590

9.    Stock-Based Compensation

In first quarter 2023 and 2022, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2023, we granted 93,282 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2023 return on invested capital (ROIC), as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2023 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the nine months ended September 30, 2023 and 2022, we granted an aggregate of 116,454 and 86,869 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2023 and 2022, the total fair value of PSUs and RSUs vested was $16.8 million and $12.0 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2023:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2022	317,854	$51.46	155,339	$65.17
Granted	93,282	69.33	116,454	69.58
Performance condition adjustment (a)	39,873	79.80	—	—
Vested	(154,794)	40.61	(87,632)	60.64
Forfeited	(7,849)	68.70	(5,020)	69.89
Outstanding, September 30, 2023	288,366	$66.52	179,141	$70.12
_______________________________
(a)    Represents additional PSUs granted during the nine months ended September 30, 2023, related to above-target achievement of the 2022 performance condition described above.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands)
PSUs	$2,384	$1,933	$6,775	$4,934
RSUs	1,616	1,354	4,743	3,756
Total	$4,000	$3,287	$11,518	$8,690

The related tax benefit for the nine months ended September 30, 2023 and 2022, was $2.9 million and $2.2 million respectively. As of September 30, 2023, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $22.4 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the nine months ended September 30, 2023 and 2022, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On October 26, 2023, our board of directors declared a quarterly dividend of $0.20 per share, as well as a special dividend of $5.00 per share, on our common stock. The dividends will be paid on December 15, 2023, to stockholders of record on December 1, 2023. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

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

Stock Repurchase

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During the nine months ended September 30, 2023, we repurchased 25,678 shares under the Program at a cost of $1.5 million, or an average of $59.91 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheet. As of September 30, 2023, there were 1,971,311 shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.9 million and $3.4 million, respectively, during the three months ended September 30, 2023 and 2022, and $9.0 million and $10.6 million, respectively, during the nine months ended September 30, 2023 and 2022. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $20.3 million and $23.1 million, respectively, during the three months ended September 30, 2023 and 2022, and $61.5 million and $67.4 million, respectively, during the nine months ended September 30, 2023 and 2022. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(millions)
Wood Products (a)
LVL (b)	$11.0	$12.3	$32.7	$4.5
I-joists (b)	5.7	5.7	19.7	(9.0)
Other engineered wood products (b)	8.5	10.3	25.7	35.2
Plywood and veneer	90.6	115.4	275.7	388.8
Lumber	21.0	21.7	68.2	60.2
Byproducts	21.0	23.9	68.4	62.3
Other	6.4	8.4	17.6	17.1
	164.2	197.8	508.0	559.2

Building Materials Distribution
Commodity	623.9	775.0	1,785.0	2,833.1
General line	658.6	691.0	1,839.6	2,006.8
Engineered wood products	387.8	490.7	1,061.4	1,359.9
	1,670.3	1,956.8	4,686.0	6,199.8
	$1,834.4	$2,154.6	$5,194.0	$6,759.0
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For both the nine months ended September 30, 2023 and 2022, approximately 78% of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands)
Net sales by segment
Wood Products	$515,225	$595,320	$1,482,926	$1,690,294
Building Materials Distribution	1,670,296	1,956,802	4,686,076	6,199,835
Intersegment eliminations (a)	(351,080)	(397,475)	(975,013)	(1,131,128)
Total net sales	$1,834,441	$2,154,647	$5,193,989	$6,759,001

Segment operating income
Wood Products	$99,574	$155,972	$273,004	$500,189
Building Materials Distribution	97,076	154,436	265,311	534,636
Total segment operating income	196,650	310,408	538,315	1,034,825
Unallocated corporate costs	(11,017)	(11,038)	(35,105)	(32,752)
Income from operations	$185,633	$299,370	$503,210	$1,002,073
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2023, there have been no material changes to the above commitments disclosed in the 2022 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2023, there have been no material changes to the guarantees disclosed in the 2022 Form 10-K.

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

Executive Overview

We recorded income from operations of $185.6 million during the three months ended September 30, 2023, compared with income from operations of $299.4 million during the three months ended September 30, 2022. In our Wood Products segment, income decreased $56.4 million to $99.6 million for the three months ended September 30, 2023, from $156.0 million for the three months ended September 30, 2022, due primarily to lower EWP and plywood sales prices, offset partially by lower wood fiber costs and higher plywood sales volumes. In our BMD segment, income decreased $57.3 million to $97.1 million for the three months ended September 30, 2023, from $154.4 million for the three months ended September 30, 2022, driven by a gross margin decrease of $48.4 million, resulting primarily from lower margins on EWP, offset partially by increased selling and distribution expenses of $6.0 million. These changes are discussed further in "Our Operating Results" below.

We ended third quarter 2023 with $1,273.0 million of cash and cash equivalents and $395.9 million of undrawn committed bank line availability, for total available liquidity of $1,668.9 million. We had $445.1 million of outstanding debt at September 30, 2023. We generated $274.6 million of cash during the nine months ended September 30, 2023, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the nine-month comparative periods are discussed in "Liquidity and Capital Resources" below.

On October 2, 2023, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C. (BMD) completed the previously announced acquisition of Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork, pursuant to the Agreement and Plan of Merger, dated August 22, 2023 (Merger Agreement), by and among Firepit Merger Sub, Inc., a wholly-owned subsidiary of BMD (the Merger Sub), and BROSCO. On the terms and subject to the conditions set forth in the Merger Agreement, on October 2, 2023, Merger Sub merged with and into BROSCO, with BROSCO surviving the merger as a wholly-owned subsidiary of BMD (the Acquisition). The purchase price of the Acquisition was $168 million, inclusive of estimated working capital at closing of $51 million, which is subject to post-closing adjustments. We funded the Acquisition and related costs with cash on hand. These facilities will expand our door and millwork business in the Northeast U.S. markets.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Various industry forecasts for 2023 U.S. housing starts are estimated to be 1.4 million units, compared with actual housing starts of 1.55 million in 2022, as reported by the U.S. Census Bureau. Throughout 2023, home affordability has been a challenge for consumers given higher mortgage rates and limited home price decreases. However, given a resilient economy and low levels of existing home inventory for sale, demand for new residential construction has been stronger than anticipated. Homebuilders have also addressed affordability challenges facing homebuyers in various ways, including smaller home sizes, fewer amenities, price incentives, and mortgage rate buydowns. Economic uncertainties, escalating mortgage rates, and home affordability are expected to continue to influence the near-term demand environment. Consensus forecasts for 2024 single- and multi-family housing starts in the U.S. generally range from 1.3 million to 1.4 million units, which is comparable with 2023. Regarding home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity have provided a favorable backdrop for repair-and-remodel spending. However, industry forecasts project continued moderation of year-over-year growth in renovation spending, and economic uncertainty may also negatively impact homeowners' further investment in their residences.

As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Future commodity product pricing and commodity input costs may be volatile in response to economic uncertainties, industry operating rates, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. During fourth quarter 2023, we expect to experience seasonally slower demand for the products we manufacture and distribute, as well as modest EWP price erosion.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2022 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(millions)
Sales	$1,834.4	$2,154.6	$5,194.0	$6,759.0

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,442.2	1,656.0	4,099.2	5,183.8
Depreciation and amortization	31.5	28.4	93.4	69.6
Selling and distribution expenses	147.7	142.2	415.7	423.1
General and administrative expenses	27.6	27.6	84.2	81.4
Other (income) expense, net	(0.1)	1.1	(1.8)	(1.0)
	1,648.8	1,855.3	4,690.8	5,756.9

Income from operations	$185.6	$299.4	$503.2	$1,002.1

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	78.6%	76.9%	78.9%	76.7%
Depreciation and amortization	1.7	1.3	1.8	1.0
Selling and distribution expenses	8.1	6.6	8.0	6.3
General and administrative expenses	1.5	1.3	1.6	1.2
Other (income) expense, net	—	0.1	—	—
	89.9%	86.1%	90.3%	85.2%

Income from operations	10.1%	13.9%	9.7%	14.8%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
	(thousands)
U.S. Housing Starts (a)
Single-family	258.2	241.7	707.5	811.8
Multi-family	103.5	144.0	369.4	413.4
	361.7	385.7	1,076.9	1,225.2

	(thousands)
Segment Sales
Wood Products	$515,225	$595,320	$1,482,926	$1,690,294
Building Materials Distribution	1,670,296	1,956,802	4,686,076	6,199,835
Intersegment eliminations	(351,080)	(397,475)	(975,013)	(1,131,128)
Total sales	$1,834,441	$2,154,647	$5,193,989	$6,759,001

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.9	5.2	13.3	14.4
I-joists (equivalent lineal feet)	64	64	166	199
Plywood (sq. ft.) (3/8" basis)	390	329	1,236	926

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$29.08	$33.82	$30.03	$29.73
I-joists (1,000 equivalent lineal feet)	2,035	2,429	2,086	2,121
Plywood (1,000 sq. ft.) (3/8" basis)	382	477	371	577

	(percentage of Building Materials Distribution sales)
Building Materials Distribution
Product Line Sales
Commodity	37.4%	39.6%	38.1%	45.7%
General line	39.4%	35.3%	39.3%	32.4%
Engineered wood products	23.2%	25.1%	22.6%	21.9%

Gross margin percentage (b)	15.2%	15.4%	15.0%	15.8%
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

Sales

For the three months ended September 30, 2023, total sales decreased $320.2 million, or 15%, to $1,834.4 million from $2,154.6 million during the three months ended September 30, 2022. For the nine months ended September 30, 2023, total sales decreased $1,565.0 million, or 23%, to $5,194.0 million from $6,759.0 million for the same period in the prior year. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In third quarter 2023, total U.S. housing starts decreased 6%, driven by a decrease in multi-family housing starts compared to the same period in 2022. However, single-family housing starts increased 7% compared with the same period in 2022. On a year-to-date basis through September 2023, total housing starts and single-family housing starts decreased 12% and 13%, respectively, compared with the same period in 2022. Average composite lumber and average composite panel prices for the three months ended September 30, 2023 were 26% and 5% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. For the nine months ended September 30, 2023, average composite lumber and average composite panel prices were 52% and 40% lower, respectively, compared with the same period in the prior year.

Wood Products.  Sales, including sales to our BMD segment, decreased $80.1 million, or 13%, to $515.2 million for the three months ended September 30, 2023, from $595.3 million for the three months ended September 30, 2022. The decrease in sales was driven by lower plywood sales prices of 20%, resulting in decreased sales of $36.8 million. In addition, lower sales prices for I-joists and LVL (collectively referred to as EWP) of 16% and 14%, respectively, resulted in decreased sales of $25.3 million and $23.4 million, respectively. Lower sales volumes of LVL of 5% resulted in decreased sales of $8.3 million, while sales volumes for I-joists were flat. These decreases were offset partially by higher sales volumes for plywood of 19%, resulting in increased sales of $29.2 million.

For the nine months ended September 30, 2023, sales, including sales to our BMD segment, decreased $207.4 million, or 12% to $1,482.9 million from $1,690.3 million for the same period in the prior year. The decrease in sales was driven by lower plywood sales prices of 36%, resulting in decreased sales of $254.8 million. In addition, lower sales volumes of I-joists and LVL (collectively referred to as EWP) of 17% and 8%, respectively, resulted in decreased sales of $71.0 million and $34.2 million, respectively. EWP sales volumes decreased due to a decline in housing starts. I-joist volumes were also impacted by the availability of product substitutes and construction methods in certain geographies that reduce the wood floor opportunity. These decreases were offset partially by higher sales volumes for plywood of 33%, resulting in increased sales of $178.7 million. Plywood sales volumes increased from the prior year as we shifted a higher proportion of our internally produced veneer into plywood production, given the change in demand for EWP. In addition, plywood sales volumes increased from the prior year due to the Coastal Plywood acquisition, as well as downtime taken in 2022 to replace an existing dryer at our Chester, South Carolina, plywood facility.

Building Materials Distribution.  Sales decreased $286.5 million, or 15%, to $1,670.3 million for the three months ended September 30, 2023, from $1,956.8 million for the three months ended September 30, 2022. Compared with the same quarter in the prior year, the overall decrease in sales was driven by sales price and sales volume decreases of 14% and 1%, respectively. By product line, commodity sales decreased 20%, or $151.2 million; general line product sales decreased 5%, or $32.4 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 21%, or $102.9 million.

During the nine months ended September 30, 2023, sales decreased $1,513.7 million, or 24%, to $4,686.1 million from $6,199.8 million for the same period in the prior year. The overall decrease in sales was driven by sales price and sales volume decreases of 17% and 7%, respectively. By product line, commodity sales decreased 37%, or $1,048.1 million; general line product sales decreased 8%, or $167.1 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) decreased 22%, or $298.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $213.8 million, or 13%, to $1,442.2 million for the three months ended September 30, 2023, compared with $1,656.0 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased due to lower per-unit costs of logs and OSB (used in the manufacture of I-joists) of approximately 6% and 3%, respectively, compared with third quarter 2022, as well as a decrease in other manufacturing costs, offset partially by increased labor costs. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 620 basis points. The increase in the MLO rate was primarily the result of lower plywood and EWP sales prices, resulting in decreased leveraging of labor and wood fiber costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decrease in product prices compared with third quarter 2022. However, the

BMD segment MLO rate increased 20 basis points compared with third quarter 2022, driven primarily by lower margin percentages on EWP compared with third quarter 2022. In our BMD segment, periods of increasing prices provide the opportunity for higher sales and increased margins, while declining price environments generally result in declines in sales and profitability.

For the nine months ended September 30, 2023, materials, labor, and other operating expenses (excluding depreciation) decreased $1,084.6 million or 21%, to $4,099.2 million, compared with $5,183.8 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased due to lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 13% and 4%, respectively, compared with the first nine months of 2022. This decrease was offset partially by higher labor and other manufacturing costs, as well as the Coastal Plywood acquisition. However, the MLO rate in our Wood Products segment increased by 890 basis points, which was primarily due to lower plywood sales prices, resulting in decreased leveraging of labor and other manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decrease in product prices and lower sales volumes, compared with the first nine months of 2022. However, the BMD segment MLO rate increased 80 basis points primarily due to lower margin percentages on EWP compared with the first nine months of 2022.

Depreciation and amortization expenses increased $3.1 million, or 11%, to $31.5 million for the three months ended September 30, 2023, compared with $28.4 million during the same period in the prior year. For the nine months ended September 30, 2023, these expenses increased $23.8 million, or 34%, to $93.4 million, compared with $69.6 million in the same period in the prior year. The increase in both periods was due primarily to the Coastal Plywood acquisition on July 25, 2022, and other capital expenditures.

Selling and distribution expenses increased $5.5 million, or 4%, to $147.7 million for the three months ended September 30, 2023, compared with $142.2 million during the same period in the prior year, primarily due to higher base salaries, special bonuses, and incentive compensation expenses of $7.6 million, offset partially by a decrease in sales commissions of $2.8 million. For the nine months ended September 30, 2023, selling and distribution expenses decreased $7.4 million, or 2%, to $415.7 million, compared with $423.1 million during the same period in 2022, primarily as a result of lower sales commissions and incentive compensation expenses of $21.2 million, offset partially by higher employee-related expenses of $6.9 million and increased shipping and handling and occupancy costs of $3.1 million and $1.2 million, respectively. In addition, discretionary expenses related to travel and entertainment and advertising increased $1.3 million.

General and administrative expenses for both the three months ended September 30, 2023 and 2022 were $27.6 million. For the nine months ended September 30, 2023, general and administrative expenses increased $2.8 million, or 3%, to $84.2 million, compared with $81.4 million during the same period in 2022. The increase was primarily the result of higher employee-related expenses and professional fees, offset partially by a decrease in insurance expense as the three months ended September 30, 2022 included representations and warranties insurance related to the Coastal Plywood acquisition.

Income From Operations

Income from operations decreased $113.8 million to $185.6 million for the three months ended September 30, 2023, compared with $299.4 million for the three months ended September 30, 2022. Income from operations decreased $498.9 million to $503.2 million for the nine months ended September 30, 2023, compared with $1,002.1 million for the nine months ended September 30, 2022.

Wood Products.  Segment income decreased $56.4 million to $99.6 million for the three months ended September 30, 2023, compared with $156.0 million for the three months ended September 30, 2022. The decrease in segment income was due primarily to lower EWP and plywood sales prices, as well as lower LVL sales volumes. These decreases in segment income were offset partially by lower wood fiber costs and higher plywood sales volumes.

For the nine months ended September 30, 2023, segment income decreased $227.2 million to $273.0 million from $500.2 million for the nine months ended September 30, 2022. The decrease in segment income was due primarily to lower plywood and EWP sales prices, as well as lower EWP sales volumes. In addition, segment income was negatively impacted by an increase in depreciation and amortization expense related to the Coastal Plywood acquisition. These decreases in segment income were offset partially by lower wood fiber costs and higher plywood sales volumes.

Building Materials Distribution.  Segment income decreased $57.3 million to $97.1 million for the three months ended September 30, 2023, from $154.4 million for the three months ended September 30, 2022. The decline in segment income was driven by a gross margin decrease of $48.4 million, resulting primarily from lower margins on EWP. In addition, selling and distribution expenses increased $6.0 million.

For the nine months ended September 30, 2023, segment income decreased $269.3 million to $265.3 million from $534.6 million for the nine months ended September 30, 2022. The decline in segment income was driven by a gross margin decrease of $275.6 million, resulting primarily from gross margin declines on EWP and commodity products and lower sales volumes across all product lines, offset partially by decreased selling and distribution expenses of $10.5 million.

Corporate.  Unallocated corporate expenses for both the three months ended September 30, 2023 and 2022 were $11.0 million. For the nine months ended September 30, 2023, unallocated corporate expenses increased $2.3 million to $35.1 million from $32.8 million for the nine months ended September 30, 2022. The increase was primarily due to higher employee-related expenses.

Other

Interest Income. Interest income increased $10.6 million to $13.8 million for the three months ended September 30, 2023, from $3.2 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, interest income increased $30.3 million to $35.0 million from $4.7 million for the nine months ended September 30, 2022. The increase in both periods was due primarily to higher interest rates on cash equivalents and increases in the average balances of cash equivalents.

Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and nine months ended September 30, 2023, we recorded $49.0 million and $131.7 million, respectively, of income tax expense and had an effective rate of 25.5% and 25.4%, respectively. For the three and nine months ended September 30, 2022, we recorded $76.0 million and $248.8 million, respectively, of income tax expense and had an effective rate of 25.7% and 25.2%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended third quarter 2023 with $1,273.0 million of cash and cash equivalents and $445.1 million of debt. At September 30, 2023, we had $1,668.9 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). We generated $274.6 million of cash during the nine months ended September 30, 2023, as cash provided by operations was offset partially by capital spending, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the nine-month comparative periods are noted below.

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

On October 2, 2023, we completed the acquisition of BROSCO for a purchase price of $168 million, inclusive of estimated working capital at closing of $51 million, which is subject to post-closing adjustments. We funded the acquisition and related costs with cash on hand. For further discussion, see Note 5, Acquisitions, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

	Nine Months Ended September 30
	2023	2022
	(thousands)
Net cash provided by operations	$521,129	$814,125
Net cash used for investment	(96,801)	(575,622)
Net cash used for financing	(149,709)	(120,346)

Operating Activities

For the nine months ended September 30, 2023, our operating activities generated $521.1 million of cash, compared with $814.1 million of cash generated in the same period in 2022. The $293.0 million decrease in cash provided by operations was due primarily to a decrease in income from operations, offset partially by a decrease in cash paid for taxes, net of refunds, of $85.3 million. In addition, working capital decreased $1.1 million during the nine months ended September 30, 2023, compared with a $62.0 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The decrease in working capital during the nine months ended September 30, 2023 was primarily attributable to an increase in accounts payable and decreased inventories, offset partially by higher receivables. The increase in working capital during the nine months ended September 30, 2022 was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in accounts payable during the nine months ended September 30, 2023 was related to increased purchasing in response to improved demand compared to fourth quarter 2022 and extended terms offered by certain BMD vendors. During the nine months ended September 30, 2022 the increase in accounts payable and accrued liabilities was primarily related to the increase in inventories. During the nine months ended September 30, 2023 inventories decreased in our Wood Products segment due to improved demand compared to fourth quarter 2022. However, our BMD segment inventories increased during the nine months ended September 30, 2023 due to seasonal building, steady housing demand, and location expansions. During the nine months ended September 30, 2022 inventories increased primarily due to increased cost of inventory purchased for resale for EWP and general line products, the Coastal Plywood acquisition during the third quarter of 2022, and higher production costs for our manufactured products. The increases in receivables in both periods primarily reflect increased sales of approximately 30% and 13%, comparing sales for the months of September 2023 and 2022 with sales for the months of December 2022 and 2021, respectively.

Investment Activities

During the nine months ended September 30, 2023 and 2022, we used $99.3 million and $61.8 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the nine months ended September 30, 2022, we also used $516.9 million of cash for the Coastal Plywood acquisition. During the nine months ended September 30, 2023 and 2022, we received $1.0 million and $2.5 million, respectively, of earn-out income related to a previous asset sale in our Wood Products segment.

Excluding acquisitions, we expect capital expenditures in 2023 to total approximately $190 million to $210 million. We expect our capital spending in 2023 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2023 capital expenditures range includes funding for greenfield distribution centers in South Carolina and Texas, projects at our mills in the southeast to expand our EWP capacity, spending related to new door shop assembly operations in Kansas City, Missouri, and Denver, Colorado, and the purchase of a distribution center in West Palm Beach, Florida. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the nine months ended September 30, 2023, our financing activities used $149.7 million of cash, including $140.9 million for common stock dividend payments, $5.9 million of tax withholding payments on stock-based awards, and $1.5 million for the repurchase of 25,678 shares of our common stock. During the nine months ended September 30, 2023, we did not borrow under our revolving credit facility and therefore have no borrowings outstanding on the facility as of September 30, 2023.

During the nine months ended September 30, 2022, our financing activities used $120.3 million of cash, including $114.0 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2022, we did not borrow under our revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. As of September 30, 2023, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2022.

Guarantees

Note 9, Debt, and Note 17, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2022 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2023, there have been no material changes to the guarantees disclosed in our 2022 Form 10-K.

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

Employees

As of October 15, 2023, we had approximately 7,250 employees. Approximately 18% of these employees work pursuant to collective bargaining agreements. As of October 15, 2023, we had ten collective bargaining agreements. Five agreements covering approximately 450 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility are set to expire on May 31, 2024, but the terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2023, there have been no material changes to financial market risks disclosed in our 2022 Form 10-K.

Environmental

As of September 30, 2023, there have been no material changes to environmental issues disclosed in our 2022 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. At September 30, 2023, there have been no material changes to our critical accounting estimates from those disclosed in our 2022 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. As of September 30, 2023, there have been no material changes in our exposure to market risk from those disclosed in our 2022 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended September 30, 2023, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date:  October 30, 2023