Form 10-K
period 2023-12-31
BOISE CASCADE Co
filed 2024-02-20
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $3.5 billion.

There were 39,539,825 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 9, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•Declining demand for residual byproducts, particularly wood chips generated in our manufacturing operations;

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

•Our ability to execute our organic growth and acquisition strategies efficiently and effectively;

•Failures or delays with new or existing technology systems and software platforms;

•Our ability to successfully pursue our long-term growth strategy related to innovation and digital technology;

•Concentration of our sales among a relatively small group of customers, as well as the financial condition and creditworthiness of our customers;

•Impairment of our long-lived assets, goodwill, and/or intangible assets;

•Substantial ongoing capital investment costs, including those associated with organic growth and acquisitions, and the difficulty in offsetting fixed costs related to those investments;

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

Segment Overview

Our two reportable segments, Wood Products and Building Materials Distribution, operate with a high degree of integration. In our Wood Products segment, we manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. In addition, we manufacture structural, appearance, and industrial plywood panels, and ponderosa pine lumber. Our Building Materials Distribution segment (BMD) is the largest customer of our Wood Products segment and operates a nationwide network of distribution facilities that sell a broad line of building materials, including oriented strand board (OSB), plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. Substantially all of BMD's EWP is sourced from our Wood Products segment, with the remaining products we distribute sourced from a broad vendor base of third-party suppliers ranging from large manufacturers to small regional producers.

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
NM
CO
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
KY
TN
MS
AL
GA
FL
SC
NC
OH
WV
VA
PA
NY
VT
NH
ME
MA
RI
CT
NJ
DE
MD
Headquarters
BMD Distribution (27)
BMD Distribution with Millwork (13)
Component Manufacturing Plant (1)
EWP Manufacturing (5)
Plywood / Veneer Manufacturing (11)
Lumber Manufacturing (2)

Our Business Strategies

Increase Both Our Earnings and Earnings Stability

We intend to increase both our earnings and earnings stability by growing our EWP sales and expanding our distribution capabilities. In Wood Products, we are principally focused on the production of veneer-based products. We expect to grow our EWP sales and thereby divert more of our internally produced veneer away from plywood, which is a product line exposed to oriented strand board substitution and significant price volatility. In 2022, we acquired Coastal Plywood and its plywood manufacturing locations in Havana, Florida, and Chapman, Alabama, to provide avenues for further EWP growth.

In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or the opening or expansion of locations in underserved markets, and identifying and executing upon adjacent distribution platforms that can be scaled. Doors and millwork provide a recent example of product line expansion in BMD. In 2023, we acquired Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork. These facilities expanded our door and millwork business into the Northeast U.S. markets and enhance BMD's general line product mix. In the last three years, we have also expanded our door and millwork business with new locations in Dallas and Houston, Texas; Kansas City, Missouri; and Denver, Colorado. In addition to our investment in our door and millwork business, we continue to expand the capacity of our distribution centers. In 2023, we announced or completed capacity expansion projects in West Palm Beach, Florida; Marion, Ohio; and Medford, Oregon and we announced the relocation of our Lathrop, California BMD distribution center to Modesto, California. We also made progress on greenfield distribution centers in Texas and South Carolina, which we expect will be complete in 2025 and 2026, respectively. In 2022, we completed capacity expansion projects in Minneapolis, Minnesota and Cincinnati, Ohio. These organic growth projects allow us to further expand our product and service offerings in those markets.

The increase in our sales by segment over time from investing in our EWP growth strategy in Wood Products and expanding our BMD distribution capabilities is illustrated below.

Wood Products' sales mix by product line is illustrated below and demonstrates our principal focus on the production of veneer-based products. Our ability to grow our EWP sales has historically been constrained by veneer supply. The acquisition of Coastal Plywood in 2022, along with our investment in the facilities, provides incremental stress-rated veneer needed for EWP production. We have made and intend to continue to make investments in our mills in the Southeast U.S., allowing us to grow our EWP sales.

BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. In BMD, we have grown by adding products and services, capturing additional market share in many of our existing markets, expanding our market presence via acquisition or start-up or expansion of locations, and by identifying and executing upon adjacent distribution platforms. BMD continues to increase the proportion of its sales attributable to general line and EWP as those products carry a higher and more stable margin profile than commodities. The chart below reflects BMD's sales mix by product for the year ended December 31, 2023.

In addition, BMD's growth in sales dollars and sales per U.S. housing start, as well as our focus on increasing sales attributable to general line and EWP, are reflected in the charts below.

BMD Sales and Sales per U.S. Housing Start
Sales ($ millions)
8,000
7,000
6,000
5,000
4,000
3,000
2,000
$4,138
$4,952
$7,174
$7,644
$6,179
2019
2020
2021
2022
2023
5,500
5,000
4,500
4,000
3,500
3,000
Sales per U.S. Housing Start ($)
Sales
Sales per U.S. Housing Start

BMD Sales by Product per U.S. Housing Start
Sales ($ millions)
0
1,000
2,000
3,000
4,000
5,000
6,000
7,000
8,000
Sales by Product per U.S. Housing Start ($)
—
500
1,000
1,500
2,000
2,500
2019
2020
2021
2022
2023
Commodity Sales
General Line Sales
EWP Sales
Commodity Sales per U.S. Housing Start
General Line Sales per U.S. Housing Start
EWP Sales per U.S. Housing Start

Leverage our Integrated Model

We believe our integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. Wood Products enjoys superior access to the market through a committed distributor, BMD benefits from a committed manufacturing partnership, and we capture margin at both levels of the supply chain. In addition, Wood Products and BMD are collectively motivated to make the investments necessary to support our growth in the marketplace. From 2019 to 2023, Wood Products' sales volumes of EWP to BMD increased slightly from 77% to 78%, and plywood sales volumes to BMD increased from 32% to 42%. The chart below reflects the progress we have made in distributing internally produced products through our distribution network.

Wood Products Intersegment Sales to BMD
$ (Millions)
1,400
1,300
1,200
1,100
1,000
900
800
700
600
500
400
300
200
100
0
$769
$1,273
2019
2023
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

In BMD, we believe our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. To assess the effectiveness and efficiency of our operations, we regularly capture and report on a wide variety of investment, operational, and customer service metrics. Key learnings and best practices are then leveraged across our distribution locations.

Accelerate Pace of Innovation & Digital Technology, and Diversity, Equity & Inclusion

The Company is actively pursuing additional initiatives that we believe will provide further avenues for revenue and earnings growth:

Innovation & Digital Technology - Like many companies, we continue to innovate with technology to search out revenue-generating, cost-reducing, and risk-mitigating opportunities. We are also actively engaged in product development opportunities. In Wood Products, these opportunities include the development of new products for commercial construction applications. The commercial construction segment is a particular area of focus for us, given we have limited penetration in that space today, and recent changes in building codes that allow for the use of mass timber in tall wood structures provide further opportunity. Innovation efforts within our Wood Products segment are also focused on identifying process and cost efficiency improvement opportunities, some of which include automated packaging, asset monitoring applications for predictive maintenance, and the use of artificial intelligence to classify and identify opportunities in safety. In BMD, our focus is to increase the quality of decision-making at all levels using data-driven digital technologies. This includes leveraging business intelligence software to build mission-critical dashboards and reports for many areas of our business. We are also increasing the robustness of our data analytics methods used for forecasting, evaluating opportunities, and solving problems. Our success with innovating digital technology and analytical methods is opening the door to more use cases for improving the way we do business. We are also utilizing large, fast, and mastered datasets more than ever. In addition, we are investing in robotics equipment and configuration technologies for our door and millwork business. To support our innovation initiatives at Boise Cascade, we have added dedicated resources and are also leveraging tools to capture ideas from employees across our organization. The journey is ongoing, and we expect to continue leveraging our investments to further develop value-generating opportunities at Boise Cascade to support our vendor and customer partners.

Diversity, Equity & Inclusion (DEI) - At Boise Cascade, we are pursuing excellence by embracing our differences. We are committed to fostering an inclusive culture that values diversity and creates connection where everyone feels seen, heard, and valued. We recognize both the compelling business case for DEI to drive business impact and the role this work plays in living our core values. Consistent with our values, we are invested in our work to welcome diversity, build community, and grow our people and our business. This work is led by our DEI Director and starts at the top with our board of directors and executive leadership team. Our DEI Action Council is a group of business leaders working to operationalize our DEI strategy across our businesses, taking valuable input and thought leadership from the DEI Steering Committee. All employees are welcome to participate in any of six Business Inclusion Groups, which provide a foundation for building communities of belonging while driving business impact. Employees are also invited to participate in monthly DEI webinars and complete DEI learning curricula to be part of our journey and drive meaningful outcomes.

Segment Detail

Wood Products

Products

LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber products. Plywood is used in a wide range of structural, interior, and exterior applications within the residential, industrial, and repair and remodel sectors. We also produce ponderosa pine shop lumber, which is sold primarily to industrial converters, and ponderosa pine appearance grade boards that are sold to home centers and dealers.
The following table sets forth the annual capacity, production volumes, and sales volumes of our principal products for the periods indicated:

	Year Ended December 31
	2023	2022	2021	2020	2019
	(millions)
Capacity (a)
LVL (cubic feet) (b)	34.6	34.6	34.0	34.0	34.0
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (c)(d)	2,735	2,735	2,230	2,230	2,230

Production Volumes
LVL (cubic feet) (b)	25.2	26.7	29.3	26.0	25.6
I‑joists (equivalent lineal feet) (b)	215	233	295	237	215
Plywood and PLV (sq. ft.) (3/8" basis) (c)	1,945	1,753	1,727	1,637	1,668

Sales Volumes
LVL (cubic feet) (e)	17.4	17.6	18.2	17.3	17.9
I-joists (equivalent lineal feet)	220	229	290	241	227
Plywood (sq. ft.) (3/8" basis) (f)	1,599	1,319	1,259	1,253	1,337
_______________________________________
(a)    Estimated annual capacity at the end of each year based on machinery capabilities.

(b)    During the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)    Approximately 20%, 25%, 29%, 27%, and 23%, respectively, of production in 2023, 2022, 2021, 2020, and 2019 was for PLV panels that are utilized internally to produce LVL.

(d)    2022 includes 505 million square feet of plywood capacity related to the two plywood manufacturing facilities in Chapman, Alabama, and Havana, Florida, that were purchased in July 2022.

(e)    Excludes LVL produced and used as flange stock in the manufacture of I-joists.

(f)    Excludes PLV produced and used in the manufacture of LVL.

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2023	2022	2021	2020	2019
	(millions)
Segment sales (a)	$1,932.6	$2,115.9	$1,970.8	$1,323.9	$1,275.2

Segment income (b)	$337.1	$575.2	$531.2	$127.7	$54.2
Segment depreciation and amortization (b)	98.7	73.3	55.2	71.1	57.7
Segment EBITDA (c)	$435.8	$648.5	$586.5	$198.9	$111.9
_______________________________________

(a)    Segment sales are calculated before elimination of sales to our BMD segment.

(b)    The year ended December 31, 2023 includes $6.2 million of accelerated depreciation related to the indefinite curtailment of lumber production at our Chapman, Alabama facility. The year ended December 31, 2020 includes $15.0 million of accelerated depreciation and $1.7 million of other closure costs related to the Roxboro I-joist curtailment in March 2020.

(c)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a non-GAAP measure.

Facilities

Our Wood Products segment operates five EWP facilities. Our two most significant EWP facilities are located in Louisiana and Oregon and have a high degree of raw material and manufacturing integration with our neighboring plywood and veneer facilities. We also operate eleven plywood and veneer plants, as well as two sawmills.

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2023, wood fiber accounted for approximately 40% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use parallel-laminated veneer panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 80% of our wood fiber costs during 2023, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions. Approximately 90% of our log supply in 2023 was supplied through purchases from private landowners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2023. OSB is a commodity, and prices have been historically volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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
In 2023, EWP and plywood accounted for 58% and 32%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters in North America. Our BMD segment is our Wood Products segment's largest customer, representing approximately 66% of our Wood Products segment's overall sales in 2023. In 2023, 78% and 42% of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our BMD segment.
Building Materials Distribution

Products

We sell a broad line of building materials, including OSB, plywood, and lumber (collectively commodities); general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. Except for EWP, we purchase most of these building materials from a broad base of third-party suppliers ranging from large manufacturers, such as Canfor, Commercial Metals Company, Hampton Lumber, Huber Engineered Woods, James Hardie Building Products, Louisiana-Pacific, Therma-Tru Doors, Trex Company and West Fraser, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2023	2022	2021	2020	2019
	(percentage of Building Materials Distribution sales)
Commodity	37.8%	44.9%	51.6%	46.6%	41.7%
General line	39.5%	33.3%	30.2%	35.6%	38.2%
Engineered wood products	22.7%	21.8%	18.2%	17.8%	20.1%

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2023	2022	2021	2020	2019
	(millions)
Segment sales	$6,178.7	$7,643.6	$7,174.3	$4,952.0	$4,137.7

Segment income	$335.8	$627.1	$481.1	$247.5	$116.2
Segment depreciation and amortization	32.4	27.0	24.0	22.5	20.8
Segment EBITDA (a)	$368.2	$654.1	$505.1	$270.0	$137.0
_______________________________________

(a)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a non-GAAP measure.

Facilities

Our BMD segment operates a nationwide network of 40 building materials distribution facilities throughout the U.S., including door and millwork facilities in 13 markets, as well as one component manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. In 2023, we acquired BROSCO, a wholesale distributor specializing in doors and millwork. These facilities expanded our door and millwork business into the Northeast U.S. markets and enhance BMD's general line product mix.
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
We sell products through two primary distribution channels: warehouse sales and direct sales. Warehouse sales are delivered from our distribution centers to our customers, and direct sales are shipped from the manufacturer to the customer without us taking physical possession of inventory. Each of our distribution centers implements its own distribution and logistics model using centralized information systems. We use internal and external trucking resources to deliver materials on a regularly scheduled basis. Our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital.
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
Our national presence allows us to act as a vehicle for our suppliers' new innovative products and the ability to introduce new building products to our customers. Broadening our product offering helps us serve as a one-stop resource for building materials, which we believe improves our customers' purchasing and operating efficiencies. The introduction of new products is primarily driven by customer demand or product extensions originating from our vendors. We believe our long-standing customer and vendor relationships allow us to respond to customer feedback and introduce new products more rapidly. Broadening our product offering also helps us drive additional products through our distribution system, thereby increasing our scale and efficiency.
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
Competition

Wood Products. The wood products manufacturing markets in which we operate are large and highly competitive. In EWP, we compete against several major North American EWP producers, such as Weyerhaeuser Company, Pacific Woodtech Corporation, and Roseburg Forest Products, as well as several other smaller firms. Our EWP products also face competition because EWP may be substituted by dimension lumber and truss products in many building applications. In plywood, we compete with Georgia-Pacific, the largest manufacturer in North America, other large producers such as Roseburg Forest Products, foreign imports produced principally in South America, and several smaller domestic producers. Our plywood products also face competition from OSB producers, because OSB can be substituted for plywood in many building and industrial applications. We have leading market positions in the manufacture of EWP and plywood. In the wood products manufacturing markets, we compete primarily on the basis of price, quality, availability, and particularly with respect to EWP, customer service, product support, and performance features offered. Most of our competitors are located in the U.S. and Canada, although we also compete with manufacturers in other countries, particularly when the U.S. dollar and economy are stronger relative to other countries, encouraging foreign producers to sell more of their products into the U.S.
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
We also present information pertaining to our segments, including product sales and customer concentration, in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Human Capital Management

Human capital management and our ability to attract, develop and retain talent that embraces our shared values of integrity, safety, respect, and pursuit of excellence have been and will continue to be critical to executing our previously described strategic objectives.

At Boise Cascade, the health and safety of our 7,300 employees is core to how we do business. We collect and report common lagging indicators of safety performance, and our safety programs include tools, training, and resources that allow us to collect, analyze, and share leading indicators of safety-related hazards broadly across our organization. We believe that our focus on leading indicators helps to prevent future incidents and injuries. Living our values means driving the expectation that each of our employees has ownership of safety and the authority to stop work if there is a safety concern.

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

In October 2022 we successfully launched a new integrated Human Capital Management (HCM) system. The HCM system provides the capability to increase effectiveness and efficiency by improving automation of HR transactions and reporting, enhancing access for managers and HR, and adding capacity and scalability, including mobile access for employees, all within one platform. The initial launch updated our Core HR, payroll, benefits, onboarding and recruiting processes. In 2023, we launched our learning management system and updated our compensation process. Additional modules planned for 2024 will enhance our performance management, self-service and document management processes.

Environmental

Boise Cascade recognizes that the weight of scientific evidence indicates a changing climate associated with increasing carbon dioxide in the atmosphere, and uses the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD) for guidance in tracking and communicating our position and performance on climate-related matters. In 2023, we began implementation of technology tools to collect material Scope 1 and Scope 2 greenhouse gas (GHG) emissions data, which will further enhance our ability to track and report on climate-related issues. This is an important step in understanding the emissions impact of our operations and allows for future enhancement of reporting metrics in the TCFD framework.

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

Available Information

Our filings under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these filings, are available free of charge on the investors portion of our website at www.bc.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Information About Our Executive Officers and Key Management

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 15, 2024.

Name	Age	Position
Executive Officers:
Nate Jorgensen	59	Chief Executive Officer
Kelly Hibbs	57	Senior Vice President, Chief Financial Officer, and Treasurer
Mike Brown	62	Executive Vice President, Wood Products (retiring effective May 3, 2024)
Jeff Strom	56	Executive Vice President, Building Materials Distribution
Jill Twedt	44	Senior Vice President, General Counsel and Secretary
Key Management:
Joanna Barney	50	Senior Vice President, Western Operations, Building Materials Distribution
Tom Hoffmann	65	Senior Vice President of Purchasing, Building Materials Distribution (retiring effective March 1, 2024)
Robert Johnson	59	Senior Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Troy Little	56	Senior Vice President, Finance and Commodity Sales, Wood Products (Executive Vice President, Wood Products, effective February 19, 2024)
Erin Nuxoll	64	Senior Vice President, Human Resources (retiring effective May 3, 2024)
Chris Seymour	52	Senior Vice President, Manufacturing Operations, Wood Products
Jim Wickham	58	Senior Vice President, Eastern Operations, Building Materials Distribution
Nathan Sikes	43	Vice President, Sales and Marketing, Building Materials Distribution

Nate Jorgensen, Chief Executive Officer
Mr. Jorgensen was appointed the company's chief executive officer in March 2020. His previous positions include:

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

Kelly Hibbs, Senior Vice President, Chief Financial Officer, and Treasurer

Mr. Hibbs was appointed the company's senior vice president, chief financial officer, and treasurer in May 2021. His previous positions with the company include:

•Vice President and Controller, February 2011 - May 2021
•Director of Strategic Planning and Internal Audit, February 2008 - February 2011

Mr. Hibbs received a bachelor's degree in Accounting from Boise State University, Boise, ID. He is a certified public accountant.

Mike Brown, Executive Vice President, Wood Products

Mr. Brown, our executive vice president, Wood Products, has elected to retire from the company effective May 3, 2024. He was appointed to the position in January 2019. His previous positions with the company include:

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

Jeff Strom, Executive Vice President, Building Materials Distribution

Mr. Strom was appointed the company's executive vice president, Building Materials Distribution, in March 2021. His previous positions with the company include:

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

Jill Twedt, Senior Vice President, General Counsel, and Secretary
Ms. Twedt was appointed the company's senior vice president, general counsel, and secretary in October 2020. Her previous positions include:

•Vice President, General Counsel, and Secretary, January 2019 - October 2020
•Vice President, Legal and Secretary, August 2017 - January 2019
•Associate General Counsel, July 2007 - August 2017

Ms. Twedt received a bachelor's degree in Political Science from the College of Idaho, Caldwell, ID and a law degree from the University of Idaho, Moscow, ID.

Joanna Barney, Senior Vice President, Western Operations, Building Materials Distribution

Ms. Barney was appointed the company’s senior vice president of western operations, Building Materials Distribution, in October 2023. Her previous positions with the company include:

•Vice President, Western Operations, Building Materials Distribution, May 2022 - October 2023
•General Manager, Western Operations, Building Materials Distribution, September 2021 - May 2022
•Branch Manager, Building Materials Distribution, September 2015 - September 2021

Ms. Barney received a bachelor’s degree in Business Finance from the University of Utah, Salt Lake City, UT.

Tom Hoffmann, Senior Vice President of Purchasing, Buildings Materials Distribution

Mr. Hoffmann, our senior vice president of purchasing, Building Materials Distribution, has elected to retire from the company effective March 1, 2024. He was appointed to the position in July 2021. His previous positions with the company include:

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

Robert Johnson, Senior Vice President, Engineered Wood Products Sales & Marketing, Wood Products

Mr. Johnson was appointed the company's senior vice president of engineered wood products sales and marketing, Wood Products, in February 2022. His previous positions with the company include:

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

Troy Little, Senior Vice President, Finance and Commodity Sales, Wood Products

Mr. Little will become the company's executive vice president, Wood Products, effective February 19, 2024. He is currently the company’s senior vice president of finance and commodity sales, Wood Products, to which position he was appointed in October 2023. His previous positions with the company include:

•Vice President, Finance & Commodity Sales, Wood Products, May 2022 - October 2023
•Director of Finance & Commodity Sales, Wood Products, May 2020 - May 2022
•Financial Manager, Wood Products, May 2018 - May 2020
•Division Controller, Wood Products, October 2016 - May 2018

Mr. Little received a bachelor’s degree in Business Administration from the College of Idaho, Caldwell, ID.

Erin Nuxoll, Senior Vice President, Human Resources

Ms. Nuxoll, our senior vice president of human resources, has elected to retire from the company effective May 3, 2024. She was appointed to the position in January 2019. Her previous positions include:

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

Chris Seymour, Senior Vice President, Manufacturing Operations, Wood Products

Mr. Seymour was appointed the company's senior vice president of manufacturing operations, Wood Products, in February 2022. His previous positions with the company include:

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

Jim Wickham, Senior Vice President, Eastern Operations, Building Materials Distribution

Mr. Wickham was appointed the company's senior vice president of eastern operations, Building Materials Distribution, in October 2023. His previous positions with the company include:

•Vice President, Eastern Operations, Building Materials Distribution, February 2022 - October 2023
•General Manager, Eastern Operations, Building Materials Distribution, February 2021 - February 2022
•Northeastern Region Manager, Building Materials Distribution, May 2016 - February 2021
•Branch Manager, Building Materials Distribution, March 2008 - May 2016

Mr. Wickham received a bachelor’s degree in Business from Missouri State University, Springfield, MO.

Nathan Sikes, Vice President, Sales and Marketing, Building Materials Distribution

Mr. Sikes was appointed the company's vice president of sales and marketing, Building Materials Distribution, in October 2023. His previous positions with the company include:

•Director of Sales and Marketing, Building Materials Distribution, December 2022 - October 2023
•Region Manager, Building Materials Distribution, January 2022 - December 2022
•Branch Manager, Building Materials Distribution, February 2019 - January 2022
•Sales Manager, Building Materials Distribution, January 2014 - February 2019

Mr. Sikes received a bachelor’s degree in Business Administration from the University of Texas Arlington, Arlington, TX.

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

A portion of the building products we produce or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction in the U.S. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand, including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry-level housing, increasing proportion of homes in warmer and/or coastal areas using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity.

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

We have very limited control of the preceding, and as a result, our profitability and cash flow may fluctuate materially in response to changes in the supply and demand balance for our primary products.

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

The building products distribution industry in which our BMD segment competes is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem-solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors and allows for more favorable terms to obtain products from suppliers and sell products to customers. If our financial condition deteriorates in the future, our relationships with suppliers and customers may be negatively affected.

Some of the businesses with which we compete are part of larger companies and therefore have access to greater financial and other resources than we do. These resources may afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement, which may enable those competitors to compete more effectively than we can. In addition, certain suppliers to our distribution business also sell and distribute their products directly to our customers. Additional manufacturers of products distributed by us may elect to sell and distribute directly to our dealer or retail customers in the future or enter into exclusive supply arrangements with other distributors. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our net sales and net income will be reduced.

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
Our principal manufactured products are also subject to substitution from other wood-based products, such as EWP facing competition from numerous dimension lumber producers and other strand-based EWP that we do not produce, or plywood losing further market share to OSB in residential and non-residential applications. In addition, we have seen an increase in floor truss capacity by some of our dealer customers, partially due to the limited supply of I-joists over the last few years. The expansion of truss manufacturing could negatively impact our I-joist market share and net sales prices.

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

Operational Risks

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business.
We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. We also rely on information technology systems that automate aspects of our manufacturing processes. We work to install new and upgrade existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. In the future, network, system, and data breaches could result in the misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and unauthorized disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.
For additional information on our cybersecurity risk management, strategy, and governance, see "Item 1C. Cybersecurity" of this Form 10-K.
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
•fires, floods, earthquakes, hurricanes, extreme weather, or other catastrophes, which may increase in frequency, severity and duration due to the physical impacts of climate change;
•unscheduled maintenance outages, including the inability to obtain equipment, parts, and supplies necessary to complete repairs;
•utility, information technology, telephonic, and transportation infrastructure disruptions;
•other operational problems; or
•internal or external security threats.
Any downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If our machines or facilities were to incur significant downtime, our ability to satisfy customer requirements would be impaired, resulting in lower sales and net income.

Because approximately 66% of our Wood Products sales in 2023 were to our BMD business, a material disruption at our Wood Products facilities would also negatively affect our BMD business. We are, therefore, exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our integration and the resulting impact on our BMD business.

In addition, a number of our suppliers are subject to the manufacturing facility disruption risks noted above. Our suppliers' inability to produce the necessary raw materials for our manufacturing processes or supply the finished goods that we distribute through our BMD segment may adversely affect our results of operations, cash flows, and financial position.

Declining demand for residual byproducts could negatively affect our financial results and operations.

We sell wood chips that are a byproduct of processing logs at our manufacturing operations, or created through the chipping of small-diameter logs that we are unable to process at our manufacturing operations. Our wood chips are primarily sold to paper mills in close proximity to our operations which convert the chips into wood pulp. Periods of high output from wood-based operations, closure of paper mills in the regions that we operate, declines in demand for paper grades that utilize our chips, or substitution of our chips with other recycled fiber sources, can negatively affect the balance of supply and demand for chips. An oversupply of chips has a negative impact on our chip price realizations and profitability, which impacts the financial results of our mills. In addition, if declines in demand for our chips continue and we cannot find alternative consumers for our chips, we may be forced to curtail any impacted mills.

Labor disruptions, shortages of skilled and technical labor, or increased labor costs could adversely affect our business.

As of February 4, 2024, we had approximately 7,300 employees. Approximately 18% of these employees work pursuant to collective bargaining agreements. As of February 4, 2024, we had ten collective bargaining agreements. Five agreements covering approximately 460 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility are set to expire on May 31, 2024, but the terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. One agreement covering approximately 40 employees at our Vancouver BMD facility is set to expire on December 31, 2024, but the terms and conditions of this agreement will remain in effect after expiration, pending negotiation of a new agreement. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

In addition, our ability to attract and retain talent is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing and distribution facilities, as well as changing workforce expectations, including flexible or remote work arrangements that we may be unable to provide. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

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

Our ability to offer a wide variety of products to our BMD customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Our customers' purchasing decisions for commodity products we sell are primarily based on price and availability, and these commodities may be sourced from various manufacturers. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers' purchasing decisions. Supply chains, including key products purchased from our suppliers, may be disrupted due to labor shortages during elevated housing demand or a global health pandemic. In addition, although we have agreements with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

We depend on third parties for transportation services and limited availability or increases in costs of transportation could adversely affect our business and operations.
Our business depends on the transportation of a large number of products via rail or truck. In Wood Products, we rely on third parties for inbound receipt of raw materials and outbound movement of finished goods. In BMD, we rely primarily on third parties for inbound receipt of the products we resell and manage the outbound movement of products to our customers with a combination of internal and external resources. In addition, we are subject to seasonal capacity constraints and weather-related delays for rail and truck transportation.
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
Wood fiber is our principal raw material, which accounted for approximately 40% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2023. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2023. OSB is a commodity, and prices have been historically volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.
Our strategy includes both organic growth and pursuing acquisitions, which we may be unable to execute efficiently and effectively.
Organic growth, such as greenfield investments, involves higher fixed costs and significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, the performance of the new assets is subject to economic uncertainties, as described in our other risk factors, as well as difficulties obtaining labor, customers, or suppliers. In addition, organic growth investments may divert management's attention and resources from existing operations. Our failure to effectively expand our product and service offerings in our recently announced greenfield distribution centers in Texas and South Carolina or future projects, realize expected benefits, or manage other consequences of our organic growth could adversely affect our financial condition, operating results, and cash flows.

In addition, we may not be able to integrate the operations of our recently acquired businesses, which include Brockway-Smith Company (BROSCO) and Coastal Plywood, in an efficient and cost-effective manner or without disruption to our existing operations or may not be able to realize expected benefits. Acquisitions involve significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, the performance of the acquired assets is subject to economic uncertainties, as described in our other risk factors, as well as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations.

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

Our failure to integrate the BROSCO and Coastal Plywood operations or future acquired businesses effectively, realize expected benefits, or manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.

We invest resources to update and improve our information technology systems and software platforms. Should our investments not succeed, or if delays or other issues with new or existing technology systems and software platforms disrupt our operations, our business could be harmed.

We rely on our network infrastructure, enterprise resource planning (ERP) system, data hosting, public cloud and software-as-a-service providers, and technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain offerings or develop new offerings and enhancements that we need to remain competitive. Improvements, upgrades, and, to a greater extent, system conversions, are often complex, costly and time-consuming. In addition, such improvements can be challenging to integrate with our existing technology systems or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.

We may be unable to successfully pursue our long-term growth strategy related to innovation and digital technology.

We are committed to pursuing innovation with technology to search out revenue-generating, cost-reducing, and risk-mitigating opportunities. New technological developments, including the development of artificial intelligence, are rapidly evolving. Our long-term strategy depends, in part, on our ability to identify and adapt to evolving technological trends in order to leverage potential benefits for us and our vendor and customer partners. Slow-moving initiatives may cause us to fall behind competitors in identifying value in new markets, creating relevant business insights, and identifying cost-cutting capabilities. There is also a risk that changes in our business model due to a push into innovative products, new business markets, and digitalization are not sufficiently understood and managed, leaving us exposed to unknown risks. In addition, we may not be successful in implementing evolving technologies and may spend resources on projects that ultimately are unsuccessful or yield a low return on the amount invested. Without effective implementation, there may be credibility loss with both internal and external audiences, as well as lost market opportunities, which could adversely affect our financial condition, operating results, and cash flows.

Financial Risks

A significant portion of our sales are concentrated with a small number of customers.

For the year ended December 31, 2023, our top ten customers represented approximately 47% of our sales, with one customer accounting for approximately 12% of total sales. At December 31, 2023, receivables from two customers accounted for approximately 19% and 13% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.

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

For additional information and a discussion regarding the impact of impairment of long-lived assets and accelerated depreciation charges on our results of operations and financial condition, see "Long-Lived Asset Impairment" included in "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Our operations require substantial capital, and recent significant capital investments and acquisitions have increased fixed costs, which could negatively affect our profitability.

In recent years, we have completed a number of capital investments; including the expansion of our EWP capacity, the replacement or rebuild of veneer dryers and log utilization centers (or improvements to other manufacturing equipment), purchasing and leasing new or additional land and warehouse space for expansions related to our distribution centers and door and millwork facilities, and increasing our outdoor storage acreage. These organic growth investments, along with recent acquisitions, have increased our base level of capital expenditures needed for the replacement and maintenance of our asset base. In addition, the recent inflationary environment has increased the cost of machinery and equipment needed for our operations. Ineffective deployment of increased capital and not maintaining our cost leverage could negatively affect our profitability if our revenue and operating results do not offset our incremental fixed costs. Capital expenditures for the expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Although we maintain our production equipment with regular periodic and scheduled maintenance, we cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our financial condition, results of operations and cash flow. If, for any reason, we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economic terms, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We cannot guarantee that our business will generate sufficient cash flows from operations or that future borrowings will be available to us at a cost or in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure, or liquidate some or all of our assets.

The terms of our debt agreements restrict, and covenants contained in agreements governing indebtedness in the future may impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

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

Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Risks Relating to Laws and Regulations

Compliance with data privacy and security laws and regulations could adversely affect our business.

Many U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. In the ordinary course of business, we capture, process, store, and transmit confidential business information and certain personal information relating to our employees, customers and vendors that are subject to these laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues. Ongoing efforts to comply with evolving laws and regulations may require subsequent modifications to our policies, procedures and systems. We will continue to monitor and assess the impact of regulatory legislation, which may impose substantial penalties for violations, increased costs for investigations, monitoring and compliance, potential litigation, and possible damage to our reputation, all of which could have a material adverse effect on our operations, financial condition, or cash flows.

The impacts of climate change, and related legislative and regulatory responses intended to reduce climate change, may adversely impact our business.

There is increasing concern that climate change will cause significant changes in temperatures and weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact both the availability of raw materials required for the manufacture of our products and the delivery of products to our distribution facilities. They could disrupt the operation of our supply chain and the productivity of our suppliers, increase our production and transportation costs, impose capacity restraints, and impact the purchases of our products. These events could also compound adverse economic conditions and impact consumer confidence. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

In the United States, it is possible that some form of new or additional legislation and regulations will be enacted at the federal or state level to reduce or mitigate the impact of climate change. If we, or our suppliers, are required to comply with these laws and regulations, we may experience increased costs for energy, production, transportation, and raw materials, increased costs related to environmental monitoring and reporting, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact or timing of future climate change legislation, regulations, or industry standards is uncertain, given the evolving nature of the heightened focus on climate change.

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

In addition, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based on factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

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

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors, in exercising its duty of care, determines that such changes in control are not in the best interests of the company and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, the following:

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

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Oversight and Risk Assessment

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

One of the key functions of our board of directors is to provide informed oversight of our risk management processes. While management is assigned responsibility for the day-to-day response to material risks we face, our board of directors maintains responsibility for risk oversight, including risks related to cybersecurity threats. The Audit Committee of our board of directors is responsible for discussing risk exposures relating to cybersecurity, including current and emerging developments and threats, and the steps management has taken to monitor and control such exposures. The Audit Committee is composed of board members with diverse expertise, including financial, governance, and information security and controls, which equips them to oversee cybersecurity risks effectively.

Our cybersecurity risk identification and assessment process is integrated into our enterprise risk management process. Our board of directors and key members of management across the organization rank previously identified risks, identify new or emerging risks, and provide commentary on the financial or strategic impact these risks could have on the Company. The risk survey responses are analyzed in the context of our business, recommendations are made where appropriate, and ownership of risk response is assigned to specific individuals. The results of this process are presented to our board of directors at least annually. In addition, our Information Technology (IT) Director provides quarterly updates to our board of directors on cybersecurity incidents, cybersecurity awareness activities, including results of mock-phishing exercises, regulatory and compliance matters specific to cybersecurity, and activities related to business continuity, including data validation and restore testing and tabletop exercises. Risk assessment for cybersecurity threats is embedded into these quarterly updates, with each topic discussed being assigned a risk level.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding the risks we face from cybersecurity threats, see Item 1A. "Risk Factors" included in this report.

Cybersecurity Risk Management

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our IT Director. Our current IT Director has been in his position since 2014 and has over 30 years of information technology, finance, and operational experience in our organization. Our IT Director is certified in governance of enterprise IT (CGEIT), is a Certified Data Privacy Solutions Engineer (CDPSE) and a Certified Information Systems Auditor (CISA). Our IT Director and other IT leaders systematically use the Control Objectives for Information and Related Technology (COBIT) framework as an IT governance framework and remain educated on other best practices in compliance, projects, and processes. In addition, our IT Director reviews our operational plan annually with our operating segments, which includes review and discussion of a cybersecurity risk management framework.

Our information services department, led by our IT Director, manages and continually enhances our information systems with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We work to install new and upgrade existing information technology systems. We recognize the importance of preventative controls in mitigating the risk from cybersecurity threats and have implemented measures such as anti-virus security, two-factor authentication, web filtering, browser isolation tools, and mobility safeguards to enable enhanced security on personal devices. In addition, we provide mandatory cybersecurity training to our employees around phishing, malware, and other cybersecurity risks to ensure that we are protected, to the greatest extent possible, against cybersecurity risks and security breaches.

Recognizing the complexity and evolving nature of cybersecurity threats, we engage independent third parties to penetration test our systems, consult on security enhancements, and perform industrial control system audits. In addition, our IT-related internal controls over financial reporting are audited by our independent external auditors. These practices allow us to leverage specialized knowledge and insights, identify risks, and continuously improve our information technology internal controls and processes to respond to the evolving cybersecurity threats.

We also acknowledge the risks associated with third-party service providers. We employ a risk-based due diligence process of engaging and managing third-party relationships. The third-party management program is integrated into our enterprise risk management process to measure risks and evaluate current and evolving resource needs. We perform risk assessments of new and existing service providers, develop and maintain a proactive approach to address non-compliance, and establish monitoring plans based on risk scores. This process continues throughout the lifecycle of the third-party relationship. Initially, new third parties are segmented into risk categories based on reputational/sanction screenings, geographical location, contractual obligations, financial arrangements, data transfer/sharing agreements, subcontractor/additional entity relationships of the third party, and business relationship oversight feedback. When the ongoing risk monitoring identifies a change in risk profiles, monitoring plans are adjusted as appropriate to ensure proper controls are in place and due diligence is applied to mitigate higher-risk relationships. These practices are designed to mitigate risks related to data breaches and other security incidents originating from third-party service providers.

Monitoring and Responding to Cybersecurity Incidents and Data Breaches

Management reduces the risk of cyber incidents by monitoring network traffic through security controls, including firewalls, intrusion detection/prevention systems, anti-virus/anti-malware systems, cyber threat intelligence, and vulnerability monitoring tools. We use extended detection and response (XDR) technology to integrate network, endpoint, and cloud data to stop sophisticated attacks by detecting malware and exploit threats, including using artificial intelligence (AI) behavioral analytics. We also partner with a security operation center (SOC) to provide 24-7 outside monitoring services for additional support to the internal IT team.

We have an established cross-functional IT incident response team, which includes our IT Director, to respond to cyber incidents effectively and to coordinate communications that may be necessary in the event of an incident. The incident response team has a prescriptive plan to track cyber incidents and responses and has established communication protocols when an event occurs, enabling better reporting of such events. Our incident response plan includes involving law enforcement, as needed, depending on the nature of the attack. Members of the IT incident response team and data breach team, discussed in more detail below, maintain relationships with key suppliers and other entities in order to collaborate and communicate about ongoing cyber threats that may impact the Company.

We have also developed a data breach response plan that includes policies and procedures to assess the nature and scope of an incident that has been determined to be a breach, identify the information systems and types of information that may have been accessed or misused, contain and control the incident, maintain or restore business continuity, and communicate the incident to the necessary parties, dependent upon the nature and severity of the incident. In addition, we have formed a data breach response team that is comprised of individuals across the organization, including our IT Director, executive management, information technology and security, risk management, audit, legal, privacy and compliance, finance, communications, and business and IT operations. The data breach response plan outlines the roles and responsibilities of the data breach response team members, including monitoring of new data breach reporting regulations and communication protocols for incident reporting. In the event of a verified data breach, the data breach response team communicates the data breach to internal and external stakeholders, including employees, vendors, customers, law enforcement, and other federal or state agencies. The data breach response team also works with the necessary individuals to determine whether a verified data breach has a material impact to the company. If determined to be material, the data breach response team provides our CEO with documentation to communicate the incident to our board of directors.

In addition, we perform quarterly incident response and data breach tabletop exercises, which are simulations of cybersecurity incidents that are designed to test the effectiveness of our incident and data breach response plans. These exercises identify potential process improvements, opportunities to enhance the incident and data breach response plans and help prepare for actual cybersecurity incidents.

We recognize that cyber threats are a permanent part of the risk landscape and that new threats are constantly evolving. For these and other reasons, we have made it a priority to ensure the risk of cybersecurity threats is integrated into our risk assessment and risk management processes.

ITEM 2.    PROPERTIES

    Our properties are well-maintained and are suitable for the operations for which they are used. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

    The following is a list of our facilities by segment as of February 9, 2024. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

    We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 9, 2024:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	11	Alabama, Florida, Louisiana (2), Oregon (5), South Carolina, and Washington
LVL/I-joist/laminated beam plants	5	Alabama, Louisiana, Oregon, Idaho, and Canada
Sawmills	2	Washington

Building Materials Distribution

    Our BMD business operates a nationwide network of 40 owned and leased distribution facilities across the U.S., including door and millwork facilities in 13 markets. The total approximate square footage of our warehouse space is 6.1 million, of which 3.2 million square feet are owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD operates a single component manufacturing plant.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 9, 2024, there were 39,539,825 shares of our common stock outstanding, held by six stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Dividends

    Information regarding the payment of dividends is discussed in more detail under “Financing Activities—Dividends on Common Stock” in Item 7. Management’s Discussion and Analysis of this Form 10-K.

Performance Graph

    The following graph compares the return on a $100 investment in our common stock on December 31, 2018, with a $100 investment also made on December 31, 2018: (i) in the S&P SmallCap 600 Index; (ii) in our current peer group, which is comprised of companies within the S&P 600 Building Products Index; and (iii) in our previous peer group comprised of Louisiana-Pacific Corporation, BlueLinx Holdings Inc., UFP Industries, Inc., and Builders FirstSource, Inc. (collectively, the "Previous Peer Group"). The change in peer group was to better reflect a broader view of the industry in which we compete, as the S&P 600 Building Products Index represents small capitalization building products industry performance. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)    $100 invested in stock or index on December 31, 2018, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
    We did not sell any unregistered securities from January 1, 2023, through December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. As of December 31, 2023, there were 1,921,311 shares of common stock that may yet be purchased under the Program. During fourth quarter 2023, we repurchased 50,000 shares under the Program at a cost of $4.9 million, or an average of $97.75 per share. Set forth below is information regarding the Company's share repurchases under the Program during the fourth quarter ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	—	—	1,971,311
November 1, 2023 - November 30, 2023	50,000	$97.75	50,000	1,921,311
December 1, 2023 - December 31, 2023	—	—	—	1,921,311
Total	50,000	$97.75	50,000	1,921,311

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

    The following sections discuss our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Company Background

    Boise Cascade is a large, integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are integrated from wood fiber procurement through distribution. During 2023, approximately 66% of our Wood Products segment sales, or approximately 78% and 42% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

    We recorded income from operations of $624.4 million during the year ended December 31, 2023, compared with $1,157.8 million during the same period in the prior year. In our Wood Products segment, income decreased by $238.1 million to $337.1 million for the year ended December 31, 2023, from $575.2 million in 2022. The decrease in segment income was due primarily to lower plywood and EWP sales prices, as well as lower EWP sales volumes. In addition, segment income was negatively impacted by an increase in depreciation and amortization expense related to the Coastal Plywood acquisition. These decreases were offset partially by lower wood fiber costs and higher plywood sales volumes. In our BMD segment, income decreased $291.3 million to $335.8 million for the year ended December 31, 2023, from $627.1 million for the year ended December 31, 2022, driven by a gross margin decrease of $276.0 million, resulting primarily from gross margin declines on EWP and commodity products and lower sales volumes across all product lines compared with 2022. These changes are discussed further in "Our Operating Results" below.

    On October 2, 2023, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C. (BMD) completed the previously announced acquisition of Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork, pursuant to the Agreement and Plan of Merger, dated August 22, 2023 (Merger Agreement), by and among BMD, Firepit Merger Sub, Inc., a wholly-owned subsidiary of BMD (the Merger Sub), BROSCO and the representative of the BROSCO stockholders. On the terms and subject to the conditions set forth in the Merger Agreement, on October 2, 2023, Merger Sub merged with and into BROSCO, with BROSCO surviving the merger as a wholly-owned subsidiary of BMD (the BROSCO Acquisition). The purchase price of the BROSCO Acquisition was $162.8 million, net of cash acquired, and inclusive of estimated working capital at closing of approximately $51 million, which is subject to post-closing adjustments.

We funded the BROSCO Acquisition and related costs with cash on hand. These facilities expanded our door and millwork business into the Northeast U.S. markets.

    We ended 2023 with $949.6 million of cash and cash equivalents and $445.3 million of debt. At December 31, 2023, we had $395.9 million of unused committed bank line availability. We used $48.8 million of cash during the year ended December 31, 2023, as cash provided by operations was offset by capital spending, funding the BROSCO Acquisition and dividends paid on our common stock. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

    Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Residential construction, particularly new single-family construction, is the key demand driver for the products we manufacture and distribute. Recent industry forecasts for 2024 U.S. housing starts are generally consistent with actual housing starts of 1.42 million in 2023, as reported by the U.S. Census Bureau. Despite recent declines in mortgage rates and homebuilders responding with various mechanisms to attract buyers, home affordability remains a challenge for consumers. However, with a resilient economy and elevated mortgage rates, which limits existing home inventory for sale, new residential construction is expected to remain an important source of supply for homebuyers. Within new residential construction, the recent reduction in rates and potential for future rate reductions has created optimism that single-family starts will reflect year-over-year growth. However, there is reservation that multi-family starts may pull back from recent record highs due to capital costs for developers combined with cooling rents and elevated supply. Regarding home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity have provided a favorable backdrop for repair-and-remodel spending. In 2023, year-over-year growth rates in renovation spending moderated due to economic uncertainty and higher borrowing costs. While home improvement spending is expected to remain robust compared to history, recent industry forecasts project mid-single-digit declines in 2024. Ultimately, macroeconomic factors, the level and expectations for mortgage rates, home affordability, home equity levels, and other factors will likely influence the near-term demand environment for the products we manufacture and distribute.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Future product pricing, particularly commodity products pricing and input costs, may be volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Factors That Affect Our Operating Results and Trends

    Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of a portion of the products we manufacture and distribute; (ii) general economic and industry conditions affecting demand; and (iii) cost and availability of raw materials, including wood fiber and glues and resins. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

    Commodity Nature of a Portion of Our Products

    A portion of the building products we manufacture or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors, with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been volatile historically.

    The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the period noted below. In addition to the year-over-year average price changes, 2022 was a year of exceptional price volatility when compared to historical results.

Year Ended December 31
2023 versus 2022
Increase (decrease) in composite panel prices	(32)%
Increase (decrease) in Western Fir plywood prices	(20)%
Increase (decrease) in Southern Pine plywood prices	(23)%
Increase (decrease) in OSB prices	(42)%
Increase (decrease) in composite lumber prices	(47)%

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

    General Economic and Industry Conditions Affecting Demand

    The level of housing starts is especially important to our results of operations. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand, including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry-level housing, increasing proportion of homes in warmer and/or coastal areas using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity. In addition, EWP demand will be highly influenced by single-family housing starts.

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

    We believe that our product line diversification provides us some protection from declines in new residential construction. Our products are used not only in new residential construction but also in residential repair-and-remodeling projects. We believe the overall age of the U.S. housing stock, resales of existing homes, and increased focus on making homes more energy efficient will continue to support long-term growth in repair-and-remodeling expenditures and increased demand through home improvement centers and our other customers that service professional contractors.

    Cost and Availability of Raw Materials

    Our principal raw material is wood fiber, which accounted for approximately 40% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2023. Logs comprised approximately 80% of our wood fiber costs during 2023, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

    The following table provides the change in our average per-unit log costs for the period noted below:

Year Ended December 31
2023 versus 2022
Increase (decrease) in per-unit log costs	(4)%

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

    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2023. OSB is a commodity, and prices have been historically volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

    Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

    We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2023. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

    We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2023 and 2022:

	Year Ended December 31
	2023	2022
	(millions)
Sales	$6,838.2	$8,387.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	5,409.3	6,472.5
Depreciation and amortization	132.5	101.6
Selling and distribution expenses	559.5	553.3
General and administrative expenses	114.4	103.8
Other (income) expense, net	(1.9)	(1.7)
	6,213.9	7,229.5

Income from operations	$624.4	$1,157.8

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.1%	77.2%
Depreciation and amortization	1.9	1.2
Selling and distribution expenses	8.2	6.6
General and administrative expenses	1.7	1.2
Other (income) expense, net	—	—
	90.9%	86.2%

Income from operations	9.1%	13.8%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the years ended December 31, 2023 and 2022.

	Year Ended December 31
	2023	2022
	(thousands)
U.S. Housing Starts (a)
Single-family	947.2	1,005.2
Multi-family	472.7	547.4
	1,419.9	1,552.6

	(millions)
Segment Sales
Wood Products	$1,932.6	$2,115.9
Building Materials Distribution	6,178.7	7,643.6
Intersegment eliminations	(1,273.0)	(1,372.2)
	$6,838.2	$8,387.3

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	17.4	17.6
I-joists (equivalent lineal feet)	220	229
Plywood (sq. ft.) (3/8" basis)	1,599	1,319
Lumber (board feet)	125	83

	(dollars per unit)
Wood Products
Average Net Selling Prices
LVL (cubic foot)	$30.01	$30.56
I-joists (1,000 equivalent lineal feet)	2,088	2,178
Plywood (1,000 sq. ft.) (3/8" basis)	372	523
Lumber (1,000 board feet)	667	927

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	37.8%	44.9%
General line	39.5%	33.3%
Engineered wood products	22.7%	21.8%

Gross margin percentage (b)	15.0%	15.8%
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

2023 Compared With 2022

Sales

    For the year ended December 31, 2023, total sales decreased $1,549.1 million, or 18%, to $6,838.2 million from $8,387.3 million during the year ended December 31, 2022. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver for our sales. During 2023, total U.S. housing starts and single-family housing starts decreased 9% and 6%, respectively, compared with 2022. For the year ended December 31, 2023, average composite lumber and average composite panel prices were 47% and 32% lower, respectively, compared with the same period in the prior year, as reflected by Random Lengths composite lumber and panel pricing. These decreases in composite commodity pricing impacted our sales prices in both of our segments, as noted below.

    Wood Products.  During the year ended December 31, 2023, sales, including sales to our BMD segment, decreased $183.3 million, or 9%, to $1,932.6 million from $2,115.9 million in 2022. The decrease in sales was driven by lower plywood sales prices of 29%, resulting in decreased sales of $242.0 million. In addition, lower sales prices for I-joists and LVL (collectively referred to as EWP) of 4% and 2%, respectively, resulted in decreased sales of $19.8 million and $9.7 million, respectively. Lower sales volumes for I-joists and LVL of 4% and 1%, respectively, resulted in decreased sales of $20.9 million and $6.7 million, respectively. EWP sales volumes decreased due to a decline in housing starts. I-joist volumes were also impacted by the availability of product substitutes and construction methods in certain geographies that reduce the wood floor opportunity. In addition, other sales, including byproducts and laminated beams, decreased sales by $16.1 million. These decreases were offset partially by higher sales volumes for plywood of 21%, resulting in increased sales of $146.4 million. Plywood sales volumes increased from the prior year due to the Coastal Plywood acquisition, as well as downtime taken in 2022 to replace an existing dryer at our Chester, South Carolina, plywood facility. In addition, plywood sales volumes increased as we shifted a higher proportion of our internally produced veneer into plywood production, given the change in demand for EWP.

    Building Materials Distribution.  During the year ended December 31, 2023, sales decreased $1,464.9 million, or 19%, to $6,178.7 million from $7,643.6 million in 2022. Compared with the prior year, the overall decrease in sales was driven by sales price and sales volume decreases of 16% and 3%, respectively. By product line, commodity sales decreased 32%, or $1,096.6 million, general line product sales decreased 4%, or $99.3 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) decreased 16%, or $269.0 million.

Costs and Expenses

    Materials, labor, and other operating expenses (excluding depreciation) decreased $1,063.2 million, or 16%, to $5,409.3 million for the year ended December 31, 2023, compared with $6,472.5 million during the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher labor and other manufacturing costs, as well as the Coastal Plywood acquisition. These increases were offset partially by lower per-unit costs of OSB (used in the manufacture of I-joists) and logs of approximately 9% and 4%, respectively, compared with 2022. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 770 basis points, which was due primarily to lower plywood and EWP sales prices, resulting in decreased leveraging of labor and other manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decrease in product prices and lower sales volumes compared with 2022. However, the BMD segment MLO rate increased 80 basis points compared to 2022 due primarily to lower margin percentages on EWP.

    Depreciation and amortization expenses increased $30.9 million, or 30%, to $132.5 million for the year ended December 31, 2023, compared with $101.6 million during the prior year. The increase was due primarily to the Coastal Plywood acquisition on July 25, 2022, accelerated depreciation of $6.2 million in fourth quarter 2023 for the indefinite curtailment of lumber production at our Chapman, Alabama facility, as well as other capital expenditures. These increases were offset partially by decreases in depreciation related to fully depreciated assets.

    Selling and distribution expenses increased $6.2 million, or 1%, to $559.5 million for the year ended December 31, 2023, compared with $553.3 million for the prior year. The increase was due primarily to higher employee-related expenses of $17.0 million and increased shipping and handling and occupancy costs of $5.2 million and $2.1 million, respectively. These increases were offset partially by lower sales commissions of $19.5 million.

    General and administrative expenses increased $10.6 million, or 10%, to $114.4 million for the year ended December 31, 2023, compared with $103.8 million for the prior year. The increase was due primarily to higher employee-

related expenses, including base pay increases and incentive compensation of $7.3 million. In addition, for the year ended December 31, 2023 we incurred $5.1 million of acquisition-related expenses for the acquisition of BROSCO, compared to $1.3 million incurred for the year ended December 31, 2022 for the acquisition of Coastal Plywood.

    For the years ended December 31, 2023 and 2022 other (income) expense, net, was $1.9 million of income and $1.7 million of income, respectively. In both periods other income primarily included earn-out income related to a previous asset sale in our Wood Products segment.

Income From Operations

    Income from operations decreased $533.4 million to $624.4 million for the year ended December 31, 2023, compared with $1,157.8 million for the year ended December 31, 2022.

 Wood Products.  For the year ended December 31, 2023, segment income decreased $238.1 million to $337.1 million from $575.2 million for the year ended December 31, 2022. The decrease in segment income was due primarily to lower plywood and EWP sales prices, as well as lower EWP sales volumes. In addition, segment income was negatively impacted by an increase in depreciation and amortization expense related to the Coastal Plywood acquisition and accelerated depreciation of $6.2 million in fourth quarter 2023 for the indefinite curtailment of lumber production at our Chapman, Alabama facility. These decreases in segment income were offset partially by lower wood fiber costs and higher plywood sales volumes.

Building Materials Distribution.  For the year ended December 31, 2023, segment income decreased $291.3 million to $335.8 million from $627.1 million for the year ended December 31, 2022. The decline in segment income was driven by a gross margin decrease of $276.0 million, resulting primarily from gross margin declines on EWP and commodity products and lower sales volumes across all product lines compared with 2022. In addition, general and administrative expenses increased $7.8 million, due partially to acquisition-related costs. Depreciation and amortization expenses also increased $5.3 million due primarily to increased capital expenditures, as well as the BROSCO Acquisition.

Corporate.  Unallocated corporate expenses increased $4.2 million to $48.6 million for the year ended December 31, 2023, from $44.4 million for the year ended December 31, 2022. The increase was due primarily to higher employee-related and incentive compensation expenses.

Other

    Interest Income. Interest income increased $35.8 million to $48.1 million for the year ended December 31, 2023, from $12.3 million for the year ended December 31, 2022. The increase was due primarily to higher interest rates on cash equivalents and increases in the average balances of cash equivalents.

    Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Income Tax Provision

    For the years ended December 31, 2023 and 2022, we recorded $161.4 million and $288.7 million, respectively, of income tax expense and had an effective rate of 25.0% and 25.2%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

    During the years ended December 31, 2023 and 2022, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    For more information related to our income taxes, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Liquidity and Capital Resources

    We ended 2023 with $949.6 million of cash and cash equivalents and $445.3 million of debt. At December 31, 2023, we had $1,345.5 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $48.8 million during the year ended December 31, 2023, as cash provided by operations was offset by capital spending, funding the BROSCO Acquisition and dividends paid on our common stock, as further discussed below.

    At December 31, 2023, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date, and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2024 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2024.

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

	Year Ended December 31
	2023	2022
	(thousands)
Net cash provided by operations	$687,458	$1,041,219
Net cash used for investment	(375,552)	(625,456)
Net cash used for financing	(360,676)	(166,326)

Operating Activities

2023 Compared With 2022

In 2023, our operating activities generated $687.5 million of cash, compared with $1,041.2 million in 2022. The $353.8 million decrease in cash provided by operations in 2023 relates primarily to the following:

•A $238.1 million decrease in income in our Wood Products segment and a $291.3 million decrease in income in our BMD segment. See "Operating Results" above for a discussion on our results for 2023.

•A $23.6 million decrease in working capital during 2023, compared with a $41.0 million decrease in working capital during 2022. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, the timing of the collection of receivables, and the timing of payment of payables and expenses. The decrease in working capital in 2023 was primarily attributable to an increase in accounts payable and accrued liabilities and decreased inventories, offset partially by higher receivables. The increase in accounts payable was related to increased purchasing in fourth quarter 2023 in response to improved demand compared to fourth quarter 2022 and extended terms offered by certain BMD vendors. The decrease in inventories was due primarily to improved housing demand in fourth quarter 2023 compared to fourth quarter 2022, offset partially by increased inventories at some BMD locations due to location expansions. The increase in receivables in 2023 primarily reflects increased sales of approximately 7%, comparing sales for the month of December 2023 with sales for the month of December 2022. The decrease in working capital in 2022 was primarily attributable to lower receivables, offset partially by an increase in inventories and a decrease in accounts payable and accrued liabilities. The decrease in receivables in 2022 primarily reflects decreased sales of approximately 24%, comparing sales for the month of December 2022 with sales for the month of December 2021. Inventories increased in 2022 primarily due to higher production costs for our manufactured products, the acquisition of two plywood facilities, and decreased housing demand related to economic uncertainties. The decrease in accounts payable and accrued liabilities in 2022 was related to the decrease in inventories in our BMD segment and lower accrued rebates as of December 31, 2022 as housing activity slowed at the end of 2022.

•A $127.0 million decrease in cash paid for income taxes, net of refunds. During 2023, cash paid for taxes, net of refunds received was $133.0 million, compared to $260.0 million in 2022. The decrease in cash paid for income taxes is primarily due to a decrease in income from operations.

Investment Activities

    Net cash used for investing activities was $375.6 million and $625.5 million during 2023 and 2022, respectively.

2023

    During the year ended December 31, 2023, we used approximately $215.4 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. Our 2023 capital spending includes spending for veneer-related projects at mills that support EWP production, spending related to new door and millwork facilities in Kansas City, Missouri, and Denver, Colorado, the build out and start up of a new distribution center in Marion, Ohio, and the purchase of distribution centers in West Palm Beach, Florida, and Modesto, California. In addition, our capital spending includes initial funding for greenfield distribution centers in Texas and South Carolina. Purchases of property and equipment also included approximately $3 million for environmental compliance in 2023. In addition, we used $162.8 million, net of cash acquired, for the BROSCO Acquisition. These facilities expanded our door and millwork business into the Northeast U.S. markets and enhance BMD's general line product mix. During the year ended December 31, 2023, we received $1.0 million of earn-out income related to a previous asset sale in our Wood Products segment.

    Excluding potential acquisitions, we expect capital expenditures in 2024 to total approximately $250 million to $270 million. We expect our capital spending in 2024 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2024 capital expenditures range includes spending on previously announced projects to add I-joist production capabilities at our Thorsby EWP mill and converting a plywood layup line to a parallel laminated veneer line at our Chapman, Alabama plywood facility. At our Oakdale, Louisiana facility, multiple investment projects are planned over the next two years which include upgrade and redesign of the log utilization center, a new veneer dryer and press, and modification of an existing veneer dryer. In addition, our 2024 capital expenditures range includes spending on the previously announced greenfield distribution centers in Texas and South Carolina in our BMD segment. Our 2024 capital spending also includes approximately $10 million for environmental compliance projects. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

2022

    During the year ended December 31, 2022, we used $515.2 million of cash for the acquisition of Coastal Plywood. In addition, we used approximately $114.1 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In 2022, purchases of property and equipment included approximately $4 million for environmental compliance. During the year ended December 31, 2022, we received $2.5 million of earn-out income related to a previous asset sale in our Wood Products segment.

Financing Activities

    During 2023, our financing activities used $360.7 million of cash, including $346.5 million for common stock dividend payments, $6.4 million for the repurchase of 75,678 shares of our common stock, and $5.9 million of tax withholding payments on stock-based awards. See "Dividends on Common Stock" below for further discussion of common stock dividend payments and "Stock Repurchase Program" below for further discussion of stock repurchases. During 2023, we did not borrow under our revolving credit facility and therefore had no borrowings outstanding on the facility as of December 31, 2023.

    During 2022, our financing activities used $166.3 million of cash, including $159.6 million for common stock dividend payments and $3.9 million of tax withholding payments on stock-based awards. At December 31, 2022, we had no borrowings outstanding under the revolving credit facility.

Debt Structure

    For information related to our debt transactions and debt structure, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Dividends on Common Stock

    On November 14, 2017, our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Future quarterly dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our asset-based credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The dividend policy may be suspended or canceled at the discretion of the board of directors at any time.

    For more information regarding our dividend declarations and payments made during 2023 and 2022, see Note 12, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Stock Repurchase Program

    On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the Program at any time. During the year ended December 31, 2023, we repurchased 75,678 shares under the Program. As of December 31, 2023, there were approximately 1.9 million shares of common stock that may yet be purchased under the program. For more information related to our stock repurchases, see Note 12, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other Material Cash Requirements

Long-term Debt and Interest

    As of December 31, 2023, we had long-term debt with varying maturities totaling an aggregate principal of $450.0 million, with no principal payments required within 12 months. Future interest payments associated with the long-term debt total $147.9 million, with $22.6 million payable within 12 months. Long-term debt and interest amounts assume our debt is held to maturity. For more information, see Note 8, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Leases

    We enter into various operating and finance leases for our distribution centers, as well as other property and equipment. As of December 31, 2023, our minimum lease payments for operating leases were $86.5 million, with $13.1 million of lease payments required within 12 months. As of December 31, 2023, our minimum lease payments for finance leases were $48.1 million, with $4.1 million of lease payments required within 12 months. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. See Note 2, Summary of Significant Accounting Policies, and Note 9, Leases, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Purchase Obligations for Raw Materials

    As of December 31, 2023, we have contracts to purchase approximately $175 million of logs, approximately $55 million of which will be purchased pursuant to fixed-price contracts and approximately $120 million of which will be purchased pursuant to variable-price contracts. The $120 million is estimated using current contractual index pricing, but actual prices depend on future market prices. We are required to purchase approximately $36 million of logs within 12 months. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

Guarantees

    Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2023 and 2022, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    A portion of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. For further discussion of commodity price risk, refer to "Item 1A. Risk Factors" of this Form 10-K and "Factors That Affect Our Operating Results and Trends" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2023, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2023, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2023 and 2022, we recorded a long-term asset of $3.0 million and $4.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

    The table below provides information as of December 31, 2023, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2023 rates and does not attempt to project future rates.

							December 31, 2023
	2024	2025	2026	2027	2028	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$400.0	$400.0	$374.5
Average interest rates	—	—	—	—	—	4.875%	4.875%	—
Variable-rate debt payments (a)
Term Loan	$—	$—	$—	$50.0	$—	$—	$50.0	$50.0
Average interest rates	—	—	—	6.2%	—	—	6.2%	—
_______________________________________

(a)    These obligations are further explained in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

    The table below provides information as of December 31, 2023, about our interest rate swap. For information on our interest rate swap, see Interest Rate Risk of Note 14, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreement, as well as the fair value at December 31, 2023:

							December 31, 2023
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swap
Variable to fixed notional amount	$—	$50.0	$—	$—	$—	$—	$50.0	$3.0
Average pay rate (a)	—	0.4%	—	—	—	—	0.4%	—
Average receive rate (b)	—	5.5%	—	—	—	—	5.5%	—
_______________________________________

(a)    Represents the weighted average actual fixed interest rate payable on our interest rate swap.

(b)    Represents the weighted average variable interest rate receivable on our interest rate swap at December 31, 2023.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to ensure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2023, we paid an insignificant amount in environmental fines and penalties.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2023 and 2022, we spent approximately $3 million and $4 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $10 million in 2024 for this purpose.

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

Climate Change

We source logs from responsibly managed working forests. Our log procurement practices are internally and third-party audited to meet the requirements of forest certification standards. When logs arrive at our facilities, they are processed into products that store carbon such as plywood, lumber and EWP. Bark and manufacturing residuals are used as biomass fuel, which allows us to generate the majority of the energy needed to manufacture our products. All manufacturing energy not derived from biomass is sourced from natural gas or electricity. None of our manufacturing facilities use coal or fuel oil as primary energy sources to manufacture products.

The use of our products is an energy efficient building choice, and results in lower greenhouse gas (GHG) emissions during manufacturing, when used in place of more fossil fuel-intensive materials. We are assessing opportunities related to increased interest or demand for wood-based building materials due to their role in climate mitigation.

In recent years, various legislative and regulatory proposals to restrict GHG emissions, such as carbon dioxide, have been under consideration in state legislative bodies and the Environmental Protection Agency (EPA). These proposals have included regulations to reduce GHG emissions from new and existing electric utilities, which may result in increased electricity costs to our businesses. This impact may be partially mitigated, as the majority of the energy used to manufacture our products is generated from biomass fuel, which reduces our reliance on fossil fuels. There are currently no specific regulations that require our wood products plants to reduce GHG emissions, and the current EPA administration has not announced plans to develop such federal regulations.

States are taking various positions on climate change regulation. Oregon and Washington have enacted regulations intended to reduce GHG emissions. These regulations have not directly affected our manufacturing facilities; however, they are expected to impact our operations by increasing future costs related to natural gas, transportation fuel, and/or electricity. Our manufacturing operations derive a significant amount of their energy from biomass fuel, a carbon neutral emission, which may not be directly regulated. However, changes in biomass fuel regulations may increase our costs for fuel and electricity. We are not aware of any plans to regulate GHG emissions by other states in which we have manufacturing operations. There are several states that have implemented, or have proposed to implement, regulations that will require sale of zero-emission heavy duty trucks and phase out existing diesel fueled trucks. Our manufacturing and distribution operations rely on diesel fueled trucks to transport materials from suppliers and deliver products to customers. These new zero-emission vehicles are expected to be more expensive than traditional diesel trucks. In addition, there are concerns that the availability of compliant trucks may not be sufficient to meet demand at the time of scheduled replacement, the charging or hydrogen fuel infrastructure may not be adequate, and available early model zero-emission trucks may not be able to travel the distance or carry the load of existing trucks. In addition, there are ongoing efforts by some states and various organizations to encourage and/or require companies to calculate, report, and reduce their carbon footprint. Furthermore, our customers may impose carbon footprint standards on their vendors, which may require us to incur additional costs associated with the evaluation and reduction of GHGs. Given the high degree of uncertainty about the ultimate parameters of any GHG regulatory initiatives, it is premature to make any prediction concerning such impacts.

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

In 2016, our facilities began complying with the Boiler Maximum Achievable Control Technology (Boiler MACT) regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. Following litigation of the standards, in September 2022, the EPA adopted more stringent Boiler MACT emission standards for several types of boilers, including boilers common to our facilities. Boilers must be in compliance with the revised standards by September 2025. We determined boiler improvement projects are necessary to meet the revised standards at three of our facilities and we expect to spend approximately $4 million in 2024 on these projects.

Some of our wood products facilities are subject to the Plywood and Composite Wood Products (PCWP) MACT standards for hazardous air pollutants, and they have complied with these standards since 2007 or 2008. The EPA published its Risk and Technology Review (RTR) for PCWP MACT standards, which concluded additional controls were not required for PCWP sources. However, the RTR Rule did not address certain remanded sources, including plywood presses, lumber kilns, and various other emission sources at wood products manufacturing mills. Furthermore, soon after publication of the RTR Rule, an environmental organization filed a petition for reconsideration which the EPA has granted. While there was a court-ordered deadline of November 2023 to complete the revised rule, the EPA negotiated an extension that allows them until June 2026 to finalize the revised rule. It is expected that manufacturing facilities subject to PCWP MACT standards will have three years after publication of the revised rule for compliance. At this time, we are unable to predict the impact of the revised final rules to our business.

The Oregon Department of Environmental Quality (ODEQ) Cleaner Air Oregon (CAO) rules regulate toxic air emissions from manufacturing facilities located in Oregon. The rules are risk-based, and the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first tier risk group. Our Medford plywood mill was identified in the second tier group. To date the ODEQ has not completed the program for the first tier risk group. We currently anticipate Medford Plywood will be selected into the program in 2024. Our other Oregon mills were identified in the third and fourth tier groups and will likely not be selected for several more years. When selected into the program, the facilities may incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk.

The EPA's Regional Haze Rule sets standards for visual air clarity in "Federal Class I" areas such as national parks and wilderness areas. In 2020, the ODEQ required our Medford and Elgin plywood mills to submit a cost/benefit analysis of emission controls that would reduce pollution at the mills associated with regional haze. In January 2021, both facilities received a preliminary determination from the ODEQ that additional controls would “likely” be required for the facilities’ boilers. Our Medford plywood mill negotiated permit emission reductions sufficient to reduce their potential regional haze impact to below the ODEQ threshold, and therefore, will not be required to install additional controls or take other actions. The emission reductions are not expected to impact the facility's ability to meet production goals. Our Elgin plywood mill is required to conduct a study to determine what levels of emission reduction can be achieved by installation of improved boiler controls. We began installation of boiler combustion improvements in May 2023, are monitoring emissions, and are required to propose new emission limits by December 2025. We are then required to be fully compliant with those new emission limits by August 2026. We expect to spend approximately $2 million in 2024 related to these boiler combustion improvements.

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

EWP Rebates and Allowances

    We provide EWP rebates at various stages of the supply chain (including distributors, dealers, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to the time lag of information and it is challenging to estimate sales subject to rebate as the products transition beyond our wholesale customers and through the supply chain to homebuilders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider when estimating sales activity at dealers and homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2023 and 2022, we had $63.0 million and $72.2 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

    We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2023. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

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

Non-GAAP Financial Measures

    In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by GAAP. In this annual report on Form 10-K, we disclose income before interest (interest expense and interest income), income taxes, and depreciation and amortization as EBITDA, which is a non-GAAP financial measure. We also disclose Adjusted EBITDA, which further adjusts EBITDA to exclude the change in fair value of interest rate swaps. We also disclose Segment EBITDA, which is segment income before depreciation and amortization.

    We believe EBITDA and Adjusted EBITDA are meaningful measures because they present a transparent view of our recurring operating performance and allow management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. We also believe EBITDA and Adjusted EBITDA are useful to investors because they provide a means to evaluate the operating performance of our segments and our Company on an ongoing basis using criteria that are used by our management and because they are frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. EBITDA and Adjusted EBITDA, however, are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measure derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. The use of EBITDA and Adjusted EBITDA instead of net income or segment income have limitations as analytical tools, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
    The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31
	2023	2022	2021

Net income	$483,656	$857,658	$712,486
Interest expense	25,496	25,412	24,806
Interest income	(48,106)	(12,263)	(195)
Income tax provision	161,393	288,723	236,365
Depreciation and amortization	132,467	101,593	80,753
EBITDA	754,906	1,261,123	1,054,215
Change in fair value of interest rate swaps	1,791	(3,559)	(1,745)
Adjusted EBITDA	$756,697	$1,257,564	$1,052,470

The following table reconciles segment income and unallocated corporate costs to Segment EBITDA, EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021:

	Year Ended
	December 31
	2023	2022	2021

Wood Products
Segment income	$337,132	$575,167	$531,235
Depreciation and amortization	98,710	73,308	55,249
Segment EBITDA	$435,842	$648,475	$586,484

Building Materials Distribution
Segment income	$335,808	$627,091	$481,085
Depreciation and amortization	32,353	27,005	24,007
Segment EBITDA	$368,161	$654,096	$505,092

Corporate
Unallocated corporate costs	$(48,554)	$(44,409)	$(40,517)
Foreign currency exchange gain (loss)	7	(1,584)	(10)
Pension expense (excluding service costs)	(163)	(294)	(76)
Change in fair value of interest rate swaps	(1,791)	3,559	1,745
Depreciation and amortization	1,404	1,280	1,497
EBITDA	(49,097)	(41,448)	(37,361)
Change in fair value of interest rate swaps	1,791	(3,559)	(1,745)
Corporate Adjusted EBITDA	$(47,306)	$(45,007)	$(39,106)

Total Company Adjusted EBITDA	$756,697	$1,257,564	$1,052,470

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company
Consolidated Statements of Operations

	Year Ended December 31
	2023	2022	2021
	(thousands, except per-share data)
Sales	$6,838,245	$8,387,307	$7,926,111

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	5,409,311	6,472,540	6,300,076
Depreciation and amortization	132,467	101,593	80,753
Selling and distribution expenses	559,503	553,251	491,016
General and administrative expenses	114,434	103,750	83,228
Other (income) expense, net	(1,856)	(1,676)	(765)
	6,213,859	7,229,458	6,954,308

Income from operations	624,386	1,157,849	971,803

Foreign currency exchange gain (loss)	7	(1,584)	(10)
Pension expense (excluding service costs)	(163)	(294)	(76)
Interest expense	(25,496)	(25,412)	(24,806)
Interest income	48,106	12,263	195
Change in fair value of interest rate swaps	(1,791)	3,559	1,745
	20,663	(11,468)	(22,952)

Income before income taxes	645,049	1,146,381	948,851
Income tax provision	(161,393)	(288,723)	(236,365)
Net income	$483,656	$857,658	$712,486

Weighted average common shares outstanding:
Basic	39,649	39,526	39,420
Diluted	39,901	39,772	39,646

Net income per common share:
Basic	$12.20	$21.70	$18.07
Diluted	$12.12	$21.56	$17.97

Dividends declared per common share	$8.70	$4.01	$5.42

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2023	2022	2021
	(thousands)
Net income	$483,656	$857,658	$712,486
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $(7), $122, and $15, respectively	(22)	367	46
Amortization of actuarial (gain) loss, net of tax of $8, $21, and $(4), respectively	25	62	(15)
Effects of settlements, net of tax of $—, $32, and $—, respectively	—	98	—
Other comprehensive income, net of tax	3	527	31
Comprehensive income	$483,659	$858,185	$712,517

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets

	December 31
	2023	2022
	(thousands)
ASSETS
Current
Cash and cash equivalents	$949,574	$998,344
Receivables
Trade, less allowances of $3,278 and $3,264	352,780	297,237
Related parties	181	19
Other	20,740	23,023
Inventories	712,369	697,551
Prepaid expenses and other	21,170	47,878
Total current assets	2,056,814	2,064,052

Property and equipment, net	932,633	770,023
Operating lease right-of-use assets	62,868	55,582
Finance lease right-of-use assets	24,003	26,501
Timber deposits	7,208	7,519
Goodwill	170,254	137,958
Intangible assets, net	190,743	161,433
Deferred income taxes	4,854	6,116
Other assets	9,269	11,330
Total assets	$3,458,646	$3,240,514

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)

	December 31
	2023	2022
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$310,175	$269,785
Related parties	1,501	1,019
Accrued liabilities
Compensation and benefits	149,561	142,463
Interest payable	9,958	9,955
Other	122,921	122,606
Total current liabilities	594,116	545,828

Debt
Long-term debt	445,280	444,392

Other
Compensation and benefits	40,189	33,226
Operating lease liabilities, net of current portion	56,425	48,668
Finance lease liabilities, net of current portion	28,084	30,022
Deferred income taxes	82,014	63,454
Other long-term liabilities	16,874	16,949
	223,586	192,319

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 44,983 and 44,827 shares issued, respectively	450	448
Treasury stock, 5,443 and 5,367 shares at cost, respectively	(145,335)	(138,909)
Additional paid-in capital	560,697	551,215
Accumulated other comprehensive loss	(517)	(520)
Retained earnings	1,780,369	1,645,741
Total stockholders' equity	2,195,664	2,057,975
Total liabilities and stockholders' equity	$3,458,646	$3,240,514

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2023	2022	2021
	(thousands)
Cash provided by (used for) operations
Net income	$483,656	$857,658	$712,486
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	135,414	103,879	82,489
Stock-based compensation	15,410	11,870	7,911
Pension expense	163	294	76
Deferred income taxes	(180)	59,666	(13,704)
Change in fair value of interest rate swaps	1,791	(3,559)	(1,745)
Other	(1,898)	(1,043)	712
Decrease (increase) in working capital, net of acquisitions
Receivables	(35,024)	158,073	(71,190)
Inventories	22,286	(13,903)	(158,472)
Prepaid expenses and other	(824)	(2,834)	(3,238)
Accounts payable and accrued liabilities	37,146	(100,354)	123,670
Pension contributions	(553)	(1,058)	(470)
Income taxes payable	28,590	(30,561)	(10,057)
Other	1,481	3,091	(1,484)
Net cash provided by operations	687,458	1,041,219	666,984

Cash provided by (used for) investment
Expenditures for property and equipment	(215,438)	(114,117)	(106,518)
Acquisitions of businesses and facilities, net of cash acquired	(162,774)	(515,237)	—
Proceeds from sales of assets and other	2,660	3,898	932
Net cash used for investment	(375,552)	(625,456)	(105,586)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	—	28,000
Payments of long-term debt, including revolving credit facility	—	—	(28,000)
Dividends paid on common stock	(346,493)	(159,564)	(213,681)
Tax withholding payments on stock-based awards	(5,926)	(3,930)	(2,729)
Treasury stock purchased	(6,426)	—	—
Payments of deferred financing costs	—	(1,174)	—
Other	(1,831)	(1,658)	(1,463)
Net cash used for financing	(360,676)	(166,326)	(217,873)

Net increase (decrease) in cash and cash equivalents	(48,770)	249,437	343,525

Balance at beginning of the period	998,344	748,907	405,382

Balance at end of the period	$949,574	$998,344	$748,907

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2020	44,568	$446	5,367	$(138,909)	$538,006	$(1,078)	$452,334	$850,799
Net income							712,486	712,486
Other comprehensive income						31		31
Common stock issued	130	1						1
Stock-based compensation					7,911			7,911
Common stock dividends ($5.42 per share)							(215,941)	(215,941)
Tax withholding payments on stock-based awards					(2,729)			(2,729)
Proceeds from exercise of stock options					63			63
Other					(2)			(2)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619
Net income							857,658	857,658
Other comprehensive income						527		527
Common stock issued	129	1						1
Stock-based compensation					11,870			11,870
Common stock dividends ($4.01 per share)							(160,796)	(160,796)
Tax withholding payments on stock-based awards					(3,930)			(3,930)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975
Net income							483,656	483,656
Other comprehensive income						3		3
Common stock issued	156	2						2
Treasury stock purchased			76	(6,426)				(6,426)
Stock-based compensation					15,410			15,410
Common stock dividends ($8.70 per share)							(349,028)	(349,028)
Tax withholding payments on stock-based awards					(5,926)			(5,926)
Other					(2)			(2)
Balance at December 31, 2023	44,983	$450	5,443	$(145,335)	$560,697	$(517)	$1,780,369	$2,195,664

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

Cash and Cash Equivalents

    Cash equivalents consist of short-term investments that have an original maturity of three months or less at the date of purchase. At December 31, 2023 and 2022, the majority of our cash and cash equivalents were comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including commercial paper, certificates of deposit, U.S. government agency securities, and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2023 and 2022, we had $3.3 million recorded in each period as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2023, our top ten customers represented approximately 47% of sales, with one customer accounting for approximately 12% of total sales. At December 31, 2023, receivables from two customers accounted for approximately 19% and 13% of total receivables. At December 31, 2022, receivables from these two customers accounted for approximately 17% and 14% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to allowances are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectable accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2023 and 2022, we held $899.4 million and $954.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2023 and 2022, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $374.5 million and $348.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

    We are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. As discussed in Note 14, Financial Instrument Risk, we use interest rate swaps to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2023 and 2022, we had $17.4 million and $17.8 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on the Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

    Inventories included the following (work in process is not material):

	December 31, 2023	December 31, 2022
	(thousands)
Finished goods and work in process	$604,624	$596,328
Logs	56,270	54,921
Other raw materials and supplies	51,475	46,302
	$712,369	$697,551

Property and Equipment

    Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2023, 2022, and 2021, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating income (loss). We use the straight-line method of depreciation.

    Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2023	December 31, 2022	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$85,572	$60,211
Buildings	338,230	231,087	20	-	40
Improvements	79,308	69,832	10	-	15
Mobile equipment, information technology, and office furniture	254,783	210,666	3	-	7
Machinery and equipment	1,037,135	989,338	7	-	12
Construction in progress	64,619	41,899
	1,859,647	1,603,033
Less accumulated depreciation	(927,014)	(833,010)
	$932,633	$770,023

    As of December 31, 2023, property and equipment includes two door and millwork facilities acquired by us on October 2, 2023. For more information, see Note 6, Acquisitions.

Long-Lived Asset Impairment

    We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable (triggering event). An impairment of long-lived assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering event was identified during the years ended December 31, 2023, 2022, and 2021.

Goodwill and Intangible Assets Impairment

    We maintain two reporting units for purposes of our goodwill impairment testing, Wood Products and BMD, which are the same as our operating segments discussed in Note 15, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. We also evaluate the remaining useful lives of our finite-lived purchased intangible assets to determine whether any adjustments to the useful lives are necessary.

    We completed our annual assessment of goodwill in fourth quarter 2023 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2023, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 7, Goodwill and Intangible Assets, for additional information.

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

    At December 31, 2023 and 2022, we had $6.0 million and $5.6 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

    We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.4 million and $5.1 million, respectively, of deferred software costs at December 31, 2023 and 2022. We amortized $2.1 million, $2.2 million, and $1.7 million of deferred software costs for the years ended December 31, 2023, 2022, and 2021, respectively.

Labor Concentration and Unions

    As of December 31, 2023, we had approximately 7,350 employees. Approximately 18% of these employees work pursuant to collective bargaining agreements. As of December 31, 2023, we had ten collective bargaining agreements. Five agreements covering approximately 460 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility are set to expire on May 31, 2024, but the terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. One agreement covering approximately 40 employees at our Vancouver BMD facility is set to expire on December 31, 2024, but the terms and conditions of this agreement will remain in effect after expiration pending negotiation of a new agreement. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Self-Insurance

    We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2023 and 2022, self-insurance related liabilities of $13.1 million and $13.4 million, respectively, were classified within "Accrued liabilities," and $9.9 million and $9.6 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

    In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and associated disclosures.

    In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and associated disclosures.

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

Building Materials Distribution Segment

    Our BMD segment is a leading national stocking wholesale distributor of building materials. We distribute a broad line of building materials, including OSB, plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. Except for EWP, we purchase most of these building materials from third-party suppliers and market them primarily to dealers, home improvement centers, and specialty distributors that then sell the products to the end customers, who are typically homebuilders, independent contractors, and homeowners engaged in residential construction projects. Substantially all of BMD's EWP is sourced from our Wood Products segment.

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

Rebates and Cash Discounts

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2023 and 2022, we had $87.9 million and $92.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Shipping and Handling

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $238.8 million, $226.1 million, and $195.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

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

    For revenue disaggregated by major product line for each reportable segment, see Note 15, Segment Information.

4.    Income Taxes

Income Tax Provision

    Income before income taxes includes the following components:

	Year Ended December 31
	2023	2022	2021
	(thousands)
Domestic	$643,060	$1,144,790	$945,562
Foreign	1,989	1,591	3,289
Income before income taxes	$645,049	$1,146,381	$948,851

    The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2023	2022	2021
	(thousands)
Current income tax provision
Federal	$133,323	$177,023	$201,725
State	28,250	52,046	48,332
Foreign	—	(12)	12
Total current	161,573	229,057	250,069

Deferred income tax provision (benefit)
Federal	(629)	54,852	(12,149)
State	(68)	3,921	(2,484)
Foreign	517	893	929
Total deferred	(180)	59,666	(13,704)
Income tax provision	$161,393	$288,723	$236,365

    The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2023	2022	2021
	(thousands, except percentages)
Income before income taxes	$645,049	$1,146,381	$948,851
Statutory U.S. income tax rate	21.0%	21.0%	21.0%

Statutory tax provision	$135,460	$240,740	$199,259
State taxes	22,249	45,037	35,705
Unrecognized tax benefits	(154)	6	2
Tax credits	(226)	(570)	(620)
Foreign rate differential	111	370	236
Stock-based compensation	(1,113)	(1,529)	(563)
Nondeductible executive compensation	3,174	2,433	1,664
Meals and entertainment	1,239	911	336
Other	653	1,325	346
Total	$161,393	$288,723	$236,365

Effective income tax rate	25.0%	25.2%	24.9%

    During the years ended December 31, 2023, 2022, and 2021, cash paid for taxes, net of refunds received, was $133.0 million, $260.0 million, and $260.1 million, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2023 and 2022, are summarized as follows:

	December 31, 2023	December 31, 2022
	(thousands)
Deferred tax assets
Employee benefits	$35,445	$31,688
Lease liabilities	24,576	22,739
Inventories	5,849	8,999
Foreign net operating loss carryforward	130	503
Other	10,276	10,320
Deferred tax assets	$76,276	$74,249

Deferred tax liabilities
Property and equipment	$(108,832)	$(100,781)
Right-of-use assets	(22,256)	(20,511)
Intangible assets and other	(19,523)	(7,491)
Other	(2,825)	(2,804)
Deferred tax liabilities	$(153,436)	$(131,587)

Total deferred tax assets (liabilities), net	$(77,160)	$(57,338)

    As of December 31, 2023, we have foreign net operating loss carryforwards of $5.4 million, which if unused, will expire in years 2033 through 2041. We have state income tax credits totaling $1.0 million as of December 31, 2023, which if unused, will expire in years 2031 through 2033. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating losses and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

    The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2023	2022	2021
	(thousands)
Balance as of January 1	$1,734	$1,782	$1,780
Increases related to prior years' tax positions	4	—	—
Increases related to current years' tax positions	—	13	28
Decreases related to prior years' tax positions	—	(14)	(19)
Lapse of statute of limitations	(179)	(47)	(7)
Balance as of December 31	$1,559	$1,734	$1,782

    As of December 31, 2023, 2022, and 2021, we had $1.6 million, $1.7 million, and $1.8 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.5 million, $1.7 million, and $1.8 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

    We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties occur. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

    We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2020 to present remain open to examination in the U.S. and tax years 2019 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

5.    Net Income Per Common Share

    Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) and performance stock units (PSUs) as there are no conditions under which those shares will not be issued. For more information about common share activity during the period, see Note 12, Stockholders' Equity. Diluted net income per common share is computed by dividing net income by the combination of the weighted average number of common shares outstanding during the period and other potentially dilutive weighted average common shares. Other potentially dilutive weighted average common shares include the dilutive effect of stock options, RSUs, and PSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

    The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2023	2022	2021
	(thousands, except per-share data)
Net income	$483,656	$857,658	$712,486
Weighted average common shares outstanding during the period (for basic calculation)	39,649	39,526	39,420
Dilutive effect of other potential common shares	252	246	226
Weighted average common shares and potential common shares (for diluted calculation)	39,901	39,772	39,646

Net income per common share - Basic	$12.20	$21.70	$18.07
Net income per common share - Diluted	$12.12	$21.56	$17.97

    The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in the year ended December 31, 2023, 0.1 million shares of common stock in the year ended December 31, 2022, and no shares of common stock in the year ended December 31, 2021. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

Brockway-Smith Company (BROSCO) Acquisition

    On October 2, 2023, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C. (BMD) completed the previously announced acquisition of BROSCO, a wholesale distributor specializing in doors and millwork, pursuant to the Agreement and Plan of Merger, dated August 22, 2023 (Merger Agreement), by and among BMD, Firepit Merger Sub, Inc., a wholly-owned subsidiary of BMD (the Merger Sub), BROSCO and the representative of the BROSCO stockholders. On the terms and subject to the conditions set forth in the Merger Agreement, on October 2, 2023, Merger Sub merged with and into BROSCO, with BROSCO surviving the merger as a wholly-owned subsidiary of BMD (the BROSCO Acquisition). The purchase price of the BROSCO Acquisition was $162.8 million, net of cash acquired, and inclusive of estimated working capital at closing of approximately $51 million, which is subject to post-closing adjustments. We funded the BROSCO Acquisition and related costs with cash on hand. Acquisition-related costs of $5.1 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the year ended December 31, 2023.

    The facilities acquired in the BROSCO Acquisition expanded our door and millwork business into the Northeast U.S. markets and enhance BMD's general line product mix. Sales and operating income of $43.3 million and $2.3 million, respectively, were reported for these facilities as part of the BMD segment for the year ended December 31, 2023.

    Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired. The primary qualitative factor that contributed to the recognition of goodwill relates to expected future market synergies and opportunities in distribution of doors and millwork products, as well as the assembled workforce. All of the goodwill was assigned to the BMD reporting unit, and approximately $20.1 million of the $32.3 million of goodwill will not be tax deductible. The remaining goodwill balance is deductible for U.S. income tax purposes.

    The BROSCO Acquisition purchase price allocations are preliminary and subject to post-closing adjustments. Our estimates and assumptions are subject to change as more information becomes available. The primary areas of the purchase price allocation that are not yet finalized relate to working capital adjustments, income taxes and other tax-related adjustments, accrued liabilities, and residual goodwill. The following table summarizes the allocations of the purchase price to the assets acquired and liabilities assumed, based on our current estimates of the fair value at the date of the BROSCO Acquisition:

Acquisition Date Fair Value
(thousands)
Cash and cash equivalents	$4,009
Accounts receivable	18,249
Inventories	37,104
Other current assets	1,503
Property and equipment	57,331
Other assets	533
Intangible assets:
Trade name	18,000
Customer relationships	29,000
Goodwill	32,296
Assets acquired	198,025

Accounts payable	2,688
Accrued liabilities	7,955
Deferred tax liabilities	20,121
Other long-term liabilities	478
Liabilities assumed	31,242

Net assets acquired	$166,783

Consideration paid, net of cash acquired	$162,774

Pro Forma Financial Information

    The following pro forma financial information presents the combined results of operations as if the BROSCO facilities had been combined with us on January 1, 2022. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the related transaction in fact occurred on January 1, 2022. They also do not reflect any cost savings, operating synergies, or revenue enhancements that we may achieve or the costs necessary to achieve these cost savings, operating synergies, revenue enhancements, or integration efforts.

	Pro Forma
	Year Ended December 31
	2023	2022
	(unaudited, thousands)
Sales	$6,985,464	$8,582,674
Net income (a)	$498,065	$864,708
___________________________________

(a)    The pro forma financial information for the year ended December 31, 2023 was adjusted to exclude $5.1 million of pre-tax acquisition-related costs for legal, accounting, and other advisory-related services.

Coastal Plywood Acquisition

    On July 25, 2022, our wholly-owned subsidiary, Boise Cascade Wood Products, L.L.C., completed the acquisition of 100% of the equity interest in Coastal Plywood and its plywood manufacturing operations located in Havana, Florida, and Chapman, Alabama for a purchase price of $515.2 million, including a post-closing adjustment of $1.6 million based upon a working capital target (the Coastal Plywood Acquisition). We funded the Coastal Plywood Acquisition and related costs with cash on hand. Acquisition-related costs of $1.3 million are recorded in "General and administrative expenses" in our Consolidated Statements of Operations for the year ended December 31, 2022.

    We finalized the purchase price accounting as of March 31, 2023. The following table summarizes the final allocations of the purchase price to the assets acquired and liabilities assumed, based on our estimates of the fair value at the date of the Coastal Plywood Acquisition:

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

7.    Goodwill and Intangible Assets

    Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2022	$11,792	$126,166	$137,958
Additions (a)	32,296	—	32,296
Balance at December 31, 2023	$44,088	$126,166	$170,254
___________________________________

(a)    Represents the acquisition of BROSCO. For additional information, see Note 6, Acquisitions.

    At December 31, 2023 and 2022, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, in 2023 and 2022, we acquired trade names and customer relationships as discussed in Note 6, Acquisitions. The trade name acquired in the BROSCO Acquisition has a useful life of 15 years and the trade name acquired in the Coastal Plywood Acquisition had a useful life of one year. The weighted-average useful life for customer relationships from the date of purchase is approximately 11 years. During the years ended December 31, 2023 and 2022, we recognized $17.7 million and $8.2 million, respectively, of amortization expense for intangible assets. Amortization expense for trade names and customer relationships is expected to be approximately $19 million per year for the next five years.

    Intangible assets consisted of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(1,000)	$26,600
Customer relationships	195,050	(30,907)	164,143
	$222,650	$(31,907)	$190,743

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$9,600	$(292)	$9,308
Customer relationships	166,050	(13,925)	152,125
	$175,650	$(14,217)	$161,433
8.    Debt

    Long-term debt consisted of the following:

	December 31, 2023	December 31, 2022
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(4,720)	(5,608)
Long-term debt	$445,280	$444,392

    At December 31, 2023, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2024	$—
2025	—
2026	—
2027	50,000
2028	—
Thereafter	400,000

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

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2023, was $395.9 million.

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

    At both December 31, 2023 and 2022, we had no borrowings outstanding under the Revolving Credit Facility and $4.1 million and $3.8 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the year ended December 31, 2023, the average interest rate on the ABL Term Loan was approximately 6.86%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 5.9% during the year ended December 31, 2023.

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

Interest Rate Swap

    For information on our interest rate swap, see Interest Rate Risk of Note 14, Financial Instrument Risk.

Cash Paid for Interest

    For the years ended December 31, 2023, 2022, and 2021, cash payments for interest were $22.6 million, $23.1 million, and $21.5 million, respectively.

9.    Leases

Lease Costs

    The components of lease expense were as follows:

	Year Ended December 31
	2023	2022	2021
	(thousands)
Operating lease cost	$13,227	$14,212	$13,817
Finance lease cost
Amortization of right-of-use assets	2,470	2,482	2,403
Interest on lease liabilities	2,229	2,327	2,363
Variable lease cost	5,429	4,406	3,733
Short-term lease cost	6,149	5,662	5,159
Sublease income	(330)	(439)	(288)
Total lease cost	$29,174	$28,650	$27,187

Other Information

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2023	2022	2021
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,472	$14,203	$13,630
Operating cash flows from finance leases	2,226	2,338	2,355
Financing cash flows from finance leases	1,831	1,685	1,525
Right-of-use assets obtained in exchange for lease obligations
Operating leases	18,147	5,096	10,160
Finance leases	—	—	2,108

    Other information related to leases was as follows:

	December 31, 2023	December 31, 2022

Weighted-average remaining lease term (years)
Operating leases	8	7
Finance leases	13	14
Weighted-average discount rate
Operating leases	6.2%	6.0%
Finance leases	7.6%	7.6%

    As of December 31, 2023, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2024	$13,078	$4,053
2025	13,034	3,735
2026	9,920	3,581
2027	9,200	3,649
2028	7,426	3,397
Thereafter	33,833	29,689
Total future minimum lease payments	86,491	48,104
Less: interest	(20,311)	(18,077)
Total lease obligations	66,180	30,027
Less: current obligations	(9,755)	(1,943)
Long-term lease obligations	$56,425	$28,084

10.                               Retirement and Benefit Plans

    Our retirement plans consist of noncontributory defined benefit pension plans, contributory defined contribution savings plans, and deferred compensation plans.

Defined Benefit Plans

    Some of our current or former employees are covered by noncontributory defined benefit pension plans. These plans are nonqualified salaried pension plans, which were frozen so that no future benefits have accrued since December 31, 2009.

    We recognize and record the underfunded status of our defined benefit pension plans in "Accrued liabilities, Compensation and benefits" and "Other, Compensation and benefits" on our Consolidated Balance Sheets. The total accumulated benefit obligation for all unfunded nonqualified defined benefit pension plans was $2.6 million and $3.0 million at December 31, 2023 and 2022, respectively. In addition, we recognize changes in funded status in the year the changes occur through other comprehensive income (loss). For both the years ended December 31, 2023 and 2022, amounts recognized in accumulated other comprehensive loss related to our nonqualified defined benefit pension plans were immaterial. Furthermore, the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our nonqualified defined pension plans for the years ended December 31, 2023 and 2022 were immaterial.

Defined Contribution Plans

    We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. We contribute 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2023, 2022, and 2021, company performance resulted in additional contributions in the range of 2% to 4% of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2023, 2022, and 2021, were $33.5 million, $31.3 million, and $28.7 million, respectively.

Defined Contributory Trust

    We participate in a multiemployer defined contributory trust plan for certain union hourly employees. As of December 31, 2023, 2022, and 2021 approximately 730, 740, and 760, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute 4.5% of the employee's earnings during 2023, 2022, and 2021. Company contributions to the multiemployer defined contributory trust plan were $1.8 million, $2.0 million, and $1.9 million, respectively, for each of the years ended December 31, 2023, 2022, and 2021. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

    For the years ended December 31, 2023, 2022, and 2021, we recognized $2.1 million, $1.4 million, and $0.9 million, respectively, of interest expense related to the plans. At December 31, 2023 and 2022, we had liabilities related to the plans of $2.2 million and $1.7 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $30.5 million and $25.7 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

11.    Long-Term Incentive Compensation Plans

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

    In 2023, 2022, and 2021, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). As of December 31, 2023, 2.0 million shares remained available for future issuance under the 2016 Incentive Plan.
    PSU and RSU Awards

    In 2023, we granted 93,282 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $69.33. For the officers, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2023 return on invested capital (ROIC), as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2023 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    In 2022 and 2021, we granted 66,180 and 73,265 PSUs, at a weighted average grant date fair value of $79.81 and $52.45, respectively, to our officers and other employees, subject to performance and service conditions. During the 2022 performance period, officers and other employees earned 152% and 200%, respectively, of the target based on Boise Cascade's 2022 ROIC and EBITDA results, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements. During the 2021 performance period, officers and other employees both earned 200% of the target based on Boise Cascade’s 2021 ROIC and EBITDA results, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    In 2023, 2022, and 2021, we granted an aggregate of 116,454, 86,869, and 101,059 RSUs, at a weighted average grant date fair value of $69.58, $79.92, and $52.95, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

    We based the fair value of the PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2023, 2022, and 2021, the total fair value of PSUs and RSUs vested was $16.8 million, $12.0 million, and $9.2 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2023:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2022	317,854	$51.46	155,339	$65.17
Granted	93,282	69.33	116,454	69.58
Performance condition adjustment (a)	39,873	79.80	—	—
Vested	(154,794)	40.61	(87,632)	60.64
Forfeited	(9,109)	68.72	(5,650)	69.77
Outstanding, December 31, 2023	287,106	$66.51	178,511	$70.13
__________________

(a)    Represents additional PSUs granted during the year ended December 31, 2023, related to above-target achievement of the 2022 performance condition described above.

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

	Year Ended December 31
	2023	2022	2021
	(thousands)
PSUs	$9,056	$6,757	$4,240
RSUs	6,354	5,113	3,671
Total	$15,410	$11,870	$7,911

    For the years ended December 31, 2023, 2022, and 2021, the related tax benefit was $3.9 million, $3.0 million, and $2.0 million, respectively. As of December 31, 2023, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $18.4 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Long-Term Incentive Cash Plan

    In 2023, 2022, and 2021, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides participants with the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, determined by executive management in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation expense for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

    In 2023, 2022, and 2021, we recognized $6.0 million, $5.9 million, and $5.3 million, respectively, of LTI Cash Plan expense, which is recorded in "Materials, labor, and other operating expenses (excluding depreciation)," "Selling and distribution expenses," or "General and administrative expenses" in our Consolidated Statements of Operations. During the 2022 and 2021 performance periods, cash awards earned 200% of the target based on Boise Cascade’s 2022 and 2021 EBITDA, respectively, determined by executive management in accordance with the related grant agreements.

12.    Stockholders' Equity

    Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2023 and 2022. We had 44,982,576 and 44,827,091 shares of common stock issued and 39,539,825 and 39,460,018 shares of common stock outstanding as of December 31, 2023 and 2022, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2023, 2022, and 2021:

	Dividends Per Share	Amount Paid
2023		(in thousands)
First Quarter (a)	$0.15	$8,258
Second Quarter (b)	3.15	124,709
Third Quarter	0.20	7,918
Fourth Quarter (b)	5.20	205,608
Total	$8.70	$346,493

2022
First Quarter (a)	$0.12	$5,939
Second Quarter (c)	2.62	103,352
Third Quarter	0.12	4,734
Fourth Quarter (c)	1.15	45,539
Total	$4.01	$159,564

2021
First Quarter (a)	$0.10	$4,440
Second Quarter (d)	2.10	3,933
Third Quarter (d)	0.10	82,596
Fourth Quarter (d)	3.12	122,712
Total	$5.42	$213,681
__________________

(a)Includes payments of dividend equivalents on RSUs and PSUs which vested in first quarter of each year.

(b)During second quarter 2023, our board of directors declared and paid a special dividend of $3.00 per share on our common stock. During fourth quarter 2023, our board of directors declared and paid a special dividend of $5.00 per share on our common stock.

(c)During second quarter 2022, our board of directors declared and paid a special dividend of $2.50 per share on our common stock. During fourth quarter 2022, our board of directors declared and paid a special dividend of $1.00 per share on our common stock.

(d)During second quarter 2021, our board of directors declared a special dividend of $2.00 per share on our common stock, which was paid in the third quarter 2021. During fourth quarter 2021, our board of directors declared and paid a special dividend of $3.00 per share on our common stock.

    On February 6, 2024, our board of directors declared a dividend of $0.20 per share of our common stock, payable on March 15, 2024, to stockholders of record on February 23, 2024. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 8, Debt.

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

    During the year ended December 31, 2023, we repurchased 75,678 shares under the Program at a cost of $6.4 million, or an average of $84.91 per share. The shares were repurchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheets. As of December 31, 2023, there were 1,921,311 shares of common stock that may yet be purchased under the Program. During the years ended December 31, 2022 and 2021, we did not purchase any shares under the Program.

13.                                      Transactions With Related Party

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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $11.6 million, $13.4 million, and $13.4 million, respectively, during the years ended December 31, 2023, 2022, and 2021. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $80.2 million, $85.5 million, and $84.4 million, respectively, during the years ended December 31, 2023, 2022, and 2021. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

14.    Financial Instrument Risk

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2023, 2022, and 2021, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    A portion of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2023, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2023, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2023 and 2022, we recorded a long-term asset of $3.0 million and $4.8 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

15.                               Segment Information

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

    For each of the years ended December 31, 2023, 2022, and 2021, one customer accounted for 12% of total sales when combining sales from Wood Products and BMD to those customers. Sales to foreign unaffiliated customers were approximately $99 million, $142 million, and $128 million, respectively, for the years ended December 31, 2023, 2022, and 2021.

    At December 31, 2023, 2022, and 2021, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2023	2022	2021
	(millions)
Wood Products (a)
LVL (b)	$46.7	$21.2	$4.3
I-joists (b)	29.6	(2.3)	(6.8)
Other engineered wood products (b)	33.4	43.9	43.0
Plywood and veneer	353.2	493.2	539.3
Lumber	86.0	78.9	81.8
Byproducts	85.9	84.3	71.2
Other	25.0	24.4	19.3
	659.7	743.7	752.0

Building Materials Distribution
Commodity	2,335.7	3,432.3	3,704.7
General line	2,443.2	2,542.7	2,164.8
Engineered wood products	1,399.6	1,668.6	1,304.6
	6,178.5	7,643.6	7,174.1
	$6,838.2	$8,387.3	$7,926.1
  ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the years ended December 31, 2023, 2022, and 2021, approximately 78%, 77%, and 78%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2023	2022	2021
	(thousands)
Net sales by segment
Wood Products	$1,932,602	$2,115,896	$1,970,804
Building Materials Distribution	6,178,690	7,643,615	7,174,278
Intersegment eliminations (a)	(1,273,047)	(1,372,204)	(1,218,971)
Total net sales	$6,838,245	$8,387,307	$7,926,111

Segment operating income
Wood Products	$337,132	$575,167	$531,235
Building Materials Distribution	335,808	627,091	481,085
Total segment operating income	672,940	1,202,258	1,012,320
Unallocated corporate costs	(48,554)	(44,409)	(40,517)
Income from operations	$624,386	$1,157,849	$971,803

Depreciation and amortization
Wood Products	$98,710	$73,308	$55,249
Building Materials Distribution	32,353	27,005	24,007
Corporate	1,404	1,280	1,497
Total depreciation and amortization	$132,467	$101,593	$80,753

Capital expenditures
Wood Products (b)	$59,360	$51,934	$48,280
Building Materials Distribution (b)(c)	155,724	60,463	57,557
Corporate	354	1,720	681
Total capital expenditures	$215,438	$114,117	$106,518
__________________

(a)Primarily represents intersegment sales from our Wood Products segment to our BMD segment. During 2023, 2022, and 2021, approximately 66%, 65%, and 62%, respectively, of Wood Products' overall sales were to our BMD segment.

(b)Capital spending in 2023 for BMD excludes $162.8 million of consideration paid, net of cash acquired, for the acquisition of BROSCO. Capital spending in 2022 for Wood Products excludes $515.2 million for the acquisition of two plywood facilities. For more information, see Note 6, Acquisitions.

(c)Capital spending in 2023 for BMD includes approximately $74 million to purchase a facility in Kansas City, Missouri, to house a new door and millwork location, as well as the purchase of facilities in West Palm Beach, Florida, and Modesto, California to expand or relocate existing distribution centers. Capital spending in 2022 for BMD includes approximately $13 million to purchase a previously leased BMD property in Milton, Florida. Capital spending in 2021 for BMD includes approximately $15 million to purchase a BMD property in Walton, Kentucky, to expand our service capabilities in Cincinnati and the surrounding markets.

	December 31
	2023	2022
	(thousands)
Assets
Wood Products	$1,083,517	$1,120,188
Building Materials Distribution	1,440,123	1,075,628
Corporate	935,006	1,044,698
Total assets	$3,458,646	$3,240,514

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We have commitments for leases and long-term debt that are discussed further in Note 8, Debt, and Note 9, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

    We are a party to a number of long-term log supply agreements. At December 31, 2023, our total obligation for log purchases under contracts with third parties was approximately $175 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

    Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Revolving Credit Facility and ABL Term Loan, described in Note 8, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

    Boise Cascade has issued $400.0 million of 4.875% senior notes due in 2030. At December 31, 2023, $400.0 million of the 2030 Notes were outstanding. The 2030 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 8, Debt, for more information.

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

    We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2023, we are not aware of any material liabilities arising from these indemnifications.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

    Customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates payable to third parties. The Company provides engineered wood products (EWP) rebates at various stages of the supply chain (including dealers and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. As of December 31, 2023, the Company has recorded $87.9 million of rebates payable to third parties of which $63.0 million represents payables related to EWP rebates.
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
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Brockway-Smith Company (BROSCO) during 2023, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, Brockway-Smith Company (BROSCO)'s internal control over financial reporting associated with approximately 6% of Boise Cascade Company's consolidated total assets and approximately 1% of Boise Cascade Company's total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Brockway-Smith Company (BROSCO).
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
February 20, 2024

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

    Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2023, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2023, our internal control over financial reporting was effective.

    Boise Cascade acquired Brockway-Smith Company (BROSCO) on October 2, 2023. Management has excluded these facilities from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. These facilities represented approximately 6% of Boise Cascade's consolidated total assets as of December 31, 2023, and approximately 1% of Boise Cascade's consolidated revenue for the year ended December 31, 2023.

    The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    During the three months ended December 31, 2023, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    HOLDING FOREIGN COMPANIES ACCOUNTABLE ACT DISCLOSURES

    Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

    For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers and Key Management" in "Item 1. Business" of this Form 10-K.
    We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.bc.com/investors, on the Corporate Governance tab by clicking on Code of Ethics under the Governance Documents section. Our website is not part of, and is not incorporated by reference to, this Form 10-K. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer and financial and accounting officers by posting the required information on our website at the above address.
    Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections “Proposal No. 1 - Election of Eleven Directors,” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2024, to be filed with the Commission no later than 120 days after December 31, 2023, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2024, to be filed with the Commission no later than 120 days after December 31, 2023, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference from information contained under the sections "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2024, to be filed with the Commission no later than 120 days after December 31, 2023, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2024, to be filed with the Commission no later than 120 days after December 31, 2023, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

    The information required by this Item is incorporated herein by reference from information contained under the section "Audit Committee Report" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2024, to be filed with the Commission no later than 120 days after December 31, 2023, in accordance with General Instruction G(3) to the Form 10-K.

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

–Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021.

–Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021.

–Consolidated Balance Sheets as of December 31, 2023 and 2022.

–Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021.

–Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of Boise Cascade Company effective May 29, 2020	10-K	001-35805	3.1	2/22/2021

3.2	Amended and Restated Bylaws of Boise Cascade Company effective October 26, 2023	8-K	001-35805	3.2	10/27/2023

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030	10-Q	001-35805	4.1	10/30/2020

4.2	Form of 4.875% Senior Note due 2030 (included as Exhibit 1 to Appendix to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.3	Form of 4.875% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35805	4.4	2/24/2020

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Sixth Amendment to Amended and Restated Credit Agreement, dated March 13, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/7/2020

10.9	Seventh Amendment to Amended and Restated Credit Agreement, dated July 27, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/30/2020

10.10	Eighth Amendment to Amended and Restated Credit Agreement, dated September 9, 2022, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/31/2022

10.11	Ninth Amendment to Amended and Restated Credit Agreement, dated March 31, 2023, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.4	5/4/2023

10.12+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.13+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.14+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.15+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.16+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.17+	Form of Indemnification Agreement for directors and executive officers	10-K	001-35805	10.23	2/22/2022

10.18+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.19+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.20+	Form of Severance Agreement between Boise Cascade Company and executive officers	10-Q	001-35805	10.2	10/31/2022

10.21+	Form of 2021 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/6/2021

10.22+	Form of 2021 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/6/2021

10.23+	Form of 2022 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/5/2022

10.24+	Form of 2022 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/5/2022

10.25+	Form of 2023 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/4/2023

10.26+	Form of 2023 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/4/2023

10.27+	Form of 2023 Director Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.3	5/4/2023

14.1	Boise Cascade Company Code of Ethics	8-K	001-35805	14.1	2/26/2018

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1+	Executive Compensation Clawback Policy					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Nathan R. Jorgensen
Nathan R. Jorgensen
Chief Executive Officer

Date:  February 20, 2024

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

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