Form 10-Q
period 2024-03-31
BOISE CASCADE Co
filed 2024-05-06
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 39,479,295 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 26, 2024.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2024	2023
	(thousands, except per-share data)
Sales	$1,645,420	$1,544,329

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,307,439	1,230,635
Depreciation and amortization	35,850	31,186
Selling and distribution expenses	144,110	128,788
General and administrative expenses	25,117	26,463
Other (income) expense, net	(78)	(345)
	1,512,438	1,416,727

Income from operations	132,982	127,602

Foreign currency exchange loss	(299)	(73)
Pension expense (excluding service costs)	(37)	(41)
Interest expense	(6,070)	(6,361)
Interest income	10,597	9,685
Change in fair value of interest rate swaps	(220)	(804)
	3,971	2,406

Income before income taxes	136,953	130,008
Income tax provision	(32,829)	(33,275)
Net income	$104,124	$96,733

Weighted average common shares outstanding:
Basic	39,608	39,593
Diluted	39,956	39,838

Net income per common share:
Basic	$2.63	$2.44
Diluted	$2.61	$2.43

Dividends declared per common share	$0.20	$0.15

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31
	2024	2023
	(thousands)
Net income	$104,124	$96,733
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2 and $2, respectively	8	6
Other comprehensive income, net of tax	8	6
Comprehensive income	$104,132	$96,739

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	March 31, 2024	December 31, 2023
	(thousands)
ASSETS
Current
Cash and cash equivalents	$890,247	$949,574
Receivables
Trade, less allowances of $4,020 and $3,278	480,579	352,780
Related parties	225	181
Other	13,476	20,740
Inventories	814,596	712,369
Prepaid expenses and other	17,549	21,170
Total current assets	2,216,672	2,056,814

Property and equipment, net	934,286	932,633
Operating lease right-of-use assets	61,378	62,868
Finance lease right-of-use assets	24,172	24,003
Timber deposits	6,898	7,208
Goodwill	170,254	170,254
Intangible assets, net	185,836	190,743
Deferred income taxes	4,748	4,854
Other assets	10,184	9,269
Total assets	$3,614,428	$3,458,646

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2024	December 31, 2023
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$460,244	$310,175
Related parties	1,281	1,501
Accrued liabilities
Compensation and benefits	69,308	149,561
Income taxes payable	21,774	—
Interest payable	5,083	9,958
Other	127,036	122,921
Total current liabilities	684,726	594,116

Debt
Long-term debt	445,502	445,280

Other
Compensation and benefits	39,223	40,189
Operating lease liabilities, net of current portion	54,850	56,425
Finance lease liabilities, net of current portion	28,347	28,084
Deferred income taxes	87,078	82,014
Other long-term liabilities	17,500	16,874
	226,998	223,586

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 45,127 and 44,983 shares issued, respectively	451	450
Treasury stock, 5,649 and 5,443 shares at cost, respectively	(172,377)	(145,335)
Additional paid-in capital	553,821	560,697
Accumulated other comprehensive loss	(509)	(517)
Retained earnings	1,875,816	1,780,369
Total stockholders' equity	2,257,202	2,195,664
Total liabilities and stockholders' equity	$3,614,428	$3,458,646

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2024	2023
	(thousands)
Cash provided by (used for) operations
Net income	$104,124	$96,733
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	36,621	31,853
Stock-based compensation	4,105	3,324
Pension expense	37	41
Deferred income taxes	5,062	3,393
Change in fair value of interest rate swaps	220	804
Other	55	(518)
Decrease (increase) in working capital, net of acquisitions
Receivables	(119,235)	(111,253)
Inventories	(103,331)	(41,247)
Prepaid expenses and other	(1,689)	(1,428)
Accounts payable and accrued liabilities	75,041	36,181
Income taxes payable	25,834	28,631
Other	618	1,478
Net cash provided by operations	27,462	47,992

Cash provided by (used for) investment
Expenditures for property and equipment	(34,330)	(30,063)
Acquisitions of businesses and facilities	(3,387)	—
Proceeds from sales of assets and other	559	565
Net cash used for investment	(37,158)	(29,498)

Cash provided by (used for) financing
Treasury stock purchased	(26,971)	(1,482)
Dividends paid on common stock	(11,205)	(8,258)
Tax withholding payments on stock-based awards	(10,980)	(5,926)
Other	(475)	(451)
Net cash used for financing	(49,631)	(16,117)

Net increase (decrease) in cash and cash equivalents	(59,327)	2,377

Balance at beginning of the period	949,574	998,344

Balance at end of the period	$890,247	$1,000,721

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2023	44,983	$450	5,443	$(145,335)	$560,697	$(517)	$1,780,369	$2,195,664
Net income							104,124	104,124
Other comprehensive income						8		8
Common stock issued	144	1						1
Treasury stock purchased			206	(26,971)				(26,971)
Stock-based compensation					4,105			4,105
Common stock dividends ($0.20 per share)							(8,677)	(8,677)
Tax withholding payments on stock-based awards					(10,980)			(10,980)
Other				(71)	(1)			(72)
Balance at March 31, 2024	45,127	$451	5,649	$(172,377)	$553,821	$(509)	$1,875,816	$2,257,202

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2023 Form 10-K and the other reports we file with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $59.0 million and $53.5 million for the three months ended March 31, 2024 and 2023, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2024 and December 31, 2023, we had $90.1 million and $87.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2024 and December 31, 2023, we had $10.3 million and $17.4 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	March 31, 2024	December 31, 2023
	(thousands)
Finished goods and work in process	$720,181	$604,624
Logs	41,321	56,270
Other raw materials and supplies	53,094	51,475
	$814,596	$712,369

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2024	December 31, 2023
	(thousands)
Land	$85,504	$85,572
Buildings	338,741	338,230
Improvements	81,212	79,308
Mobile equipment, information technology, and office furniture	264,560	254,783
Machinery and equipment	1,046,019	1,037,135
Construction in progress	72,948	64,619
	1,888,984	1,859,647
Less: accumulated depreciation	(954,698)	(927,014)
	$934,286	$932,633

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2024 and December 31, 2023, we held $829.8 million and $899.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2024 and December 31, 2023, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $370.0 million and $374.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have an interest rate swap to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2024, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At March 31, 2024, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2024 and December 31, 2023, we recorded a long-term asset of $2.7 million and $3.0 million, respectively, in "Other assets" on our Consolidated Balance Sheets, representing the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2024, receivables from two customers accounted for approximately 19% and 11% of total receivables. At December 31, 2023, receivables from these two customers accounted for approximately 19% and 13% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and associated disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and associated disclosures.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

For the three months ended March 31, 2024 and 2023, we recorded $32.8 million and $33.3 million, respectively, of income tax expense and had an effective rate of 24.0% and 25.6%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the three months ended March 31, 2024 and 2023, cash paid for taxes, net of refunds received, were $1.9 million and $1.2 million, respectively.

4.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Weighted average common shares outstanding for the basic net income per common share calculation includes certain vested restricted stock units (RSUs) and performance stock units (PSUs) as there are no conditions under which those shares will not be issued. Diluted net income per common share is computed by dividing net income by the combination of the weighted average number of common shares outstanding during the period and other potentially dilutive weighted average common shares. Other potentially dilutive weighted average common shares include the dilutive effect of RSUs and PSUs for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2024	2023
	(thousands, except per-share data)
Net income	$104,124	$96,733
Weighted average common shares outstanding during the period (for basic calculation)	39,608	39,593
Dilutive effect of other potential common shares	348	245
Weighted average common shares and potential common shares (for diluted calculation)	39,956	39,838

Net income per common share - Basic	$2.63	$2.44
Net income per common share - Diluted	$2.61	$2.43

The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in both the three months ended March 31, 2024 and 2023. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

On October 2, 2023, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C. (BMD) completed the acquisition of Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork, pursuant to the Agreement and Plan of Merger, dated August 22, 2023 (Merger Agreement), by and among BMD, Firepit Merger Sub, Inc., a wholly-owned subsidiary of BMD (the Merger Sub), BROSCO and the representative of the BROSCO stockholders. On the terms and subject to the conditions set forth in the Merger Agreement, on October 2, 2023, Merger Sub merged with and into BROSCO, with BROSCO surviving the merger as a wholly-owned subsidiary of BMD (the Acquisition). The purchase price of the Acquisition was $166.2 million, net of cash acquired, and inclusive of a post-transaction closing adjustment of $3.4 million based upon working capital and indebtedness as defined in the Merger Agreement. We funded the Acquisition and related costs with cash on hand.

We have substantially completed our estimates of fair value of assets acquired and liabilities assumed. Our estimates are subject to revisions, which may result in adjustments to the preliminary values discussed below. The purchase price consideration was allocated to the net assets acquired based upon their respective estimated fair values as follows:

Acquisition Date Fair Value
(thousands)
Cash and cash equivalents	$4,009
Accounts receivable	19,688
Inventories	36,000
Other current assets	159
Property and equipment	57,331
Other assets	508
Intangible assets:
Trade name	18,000
Customer relationships	29,000
Goodwill	32,296
Assets acquired	196,991

Accounts payable	2,144
Accrued liabilities	4,078
Deferred tax liabilities	20,121
Other long-term liabilities	478
Liabilities assumed	26,821

Net assets acquired	$170,170

Consideration paid, net of cash acquired	$166,161

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

Pro Forma
Three Months Ended March 31
2023
(unaudited, thousands)
Sales	$1,594,458
Net income	$101,051

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2023 and March 31, 2024	$44,088	$126,166	$170,254

At March 31, 2024 and December 31, 2023, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. For the three months ended March 31, 2024 and 2023 we recognized $4.9 million and $4.3 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(1,299)	$26,301
Customer relationships	195,050	(35,515)	159,535
	$222,650	$(36,814)	$185,836

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(1,000)	$26,600
Customer relationships	195,050	(30,907)	164,143
	$222,650	$(31,907)	$190,743

7.    Debt

Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(4,498)	(4,720)
Long-term debt	$445,502	$445,280

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2024 was $395.7 million.

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

At both March 31, 2024 and December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and $4.3 million and $4.1 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the three months ended March 31, 2024, the average interest rate on the ABL Term Loan was approximately 7.18%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 6.2% during the three months ended March 31, 2024.

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

Interest Rate Swap

For information on our interest rate swap, see Interest Rate Risk and Interest Rate Swap of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2024 and 2023, cash payments for interest were $10.0 million and $10.4 million, respectively.

8.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended March 31
	2024	2023
	(thousands)
Operating lease cost	$3,475	$3,317
Finance lease cost
Amortization of right-of-use assets	617	618
Interest on lease liabilities	541	560
Variable lease cost	1,577	1,385
Short-term lease cost	1,464	1,551
Sublease income	(47)	(53)
Total lease cost	$7,627	$7,378

Other Information

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2024	2023
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,237	$3,366
Operating cash flows from finance leases	536	560
Financing cash flows from finance leases	475	451
Right-of-use assets obtained in exchange for lease obligations
Operating leases	983	92
Finance leases	803	—

Other information related to leases was as follows:

	March 31, 2024	December 31, 2023

Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	13	13
Weighted-average discount rate
Operating leases	6.2%	6.2%
Finance leases	7.5%	7.6%

As of March 31, 2024, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2024	$9,988	$3,091
2025	13,360	3,834
2026	10,258	3,680
2027	9,491	3,748
2028	7,426	3,496
Thereafter	33,833	30,359
Total future minimum lease payments	84,356	48,208
Less: interest	(19,450)	(17,848)
Total lease obligations	64,906	30,360
Less: current obligations	(10,056)	(2,013)
Long-term lease obligations	$54,850	$28,347

9.    Stock-Based Compensation

In first quarter 2024 and 2023, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2024, we granted 60,207 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2024, 2025, and 2026. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2024 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2023, we granted 93,282 PSUs to our officers and other employees, subject to performance and service conditions. The PSUs granted were subject to a one-year performance period. During the 2023 performance period, officers and other employees both earned 200% of the target based on Boise Cascade's 2023 ROIC and EBITDA, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements.

The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the three months ended March 31, 2024 and 2023, we granted an aggregate of 71,168 and 115,060 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2024 and 2023, the total fair value of PSUs and RSUs vested was $31.1 million and $16.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2024:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2023	287,106	$66.51	178,511	$70.13
Granted	60,207	137.79	71,168	137.79
Performance condition adjustment (a)	91,227	69.33	—	—
Vested	(130,296)	56.53	(95,296)	68.26
Forfeited	(8,924)	72.08	(5,234)	71.90
Outstanding, March 31, 2024	299,320	$85.89	149,149	$103.54
_______________________________
(a)    Represents additional PSUs granted during the three months ended March 31, 2024, related to above-target achievement of the 2023 performance condition described above.

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

	Three Months Ended March 31
	2024	2023
	(thousands)
PSUs	$2,277	$1,814
RSUs	1,828	1,510
Total	$4,105	$3,324

The related tax benefit for the three months ended March 31, 2024 and 2023, was $1.0 million and $0.9 million respectively. As of March 31, 2024, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $32.5 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the three months ended March 31, 2024 and 2023, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On May 2, 2024, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, payable on June 17, 2024, to stockholders of record on June 3, 2024. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

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

Stock Repurchase

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During 2024, we repurchased 205,938 shares under the Program at a cost of $27.0 million, or an average of $130.97 per share. During 2023, we repurchased 24,727 shares under the Program at a cost of $1.5 million, or an average of $59.91 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheets. As of March 31, 2024, there were 1,715,373 shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.6 million and $3.0 million, respectively, during the three months ended March 31, 2024 and 2023. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $19.8 million and $20.1 million, respectively, during the three months ended March 31, 2024 and 2023. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

12.    Segment Information

We operate our business using two reportable segments: Wood Products and BMD. We measure and evaluate our reportable segments based on net sales and segment operating income (loss). Accordingly, our chief operating decision maker reviews the performance of the company and allocates resources based primarily on net sales and segment operating income (loss) for our business segments. Unallocated corporate costs are presented as reconciling items to arrive at operating income. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended March 31
	2024	2023
	(millions)
Wood Products (a)
LVL (b)	$12.6	$7.4
I-joists (b)	6.7	4.7
Other engineered wood products (b)	8.1	7.4
Plywood and veneer	74.6	91.3
Lumber	15.2	23.6
Byproducts	17.1	24.3
Other	6.2	6.5
	140.4	165.1

Building Materials Distribution
Commodity	553.0	547.5
General line	616.9	533.6
Engineered wood products	335.1	298.1
	1,505.0	1,379.2
	$1,645.4	$1,544.3
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the three months ended March 31, 2024 and 2023, approximately 77% and 79%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2024	2023
	(thousands)
Net sales by segment
Wood Products	$468,928	$437,428
Building Materials Distribution	1,505,021	1,379,242
Intersegment eliminations (a)	(328,529)	(272,341)
Total net sales	$1,645,420	$1,544,329

Segment operating income
Wood Products	$71,238	$69,395
Building Materials Distribution	72,463	69,685
Total segment operating income	143,701	139,080
Unallocated corporate costs	(10,719)	(11,478)
Income from operations	$132,982	$127,602
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2024, there have been no material changes to the above commitments disclosed in the 2023 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2024, there have been no material changes to the guarantees disclosed in the 2023 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2023 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2023 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (the SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

Background

Boise Cascade Company is a building products company headquartered in Boise, Idaho. As used in this Form 10-Q, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. Boise Cascade is a large, integrated wood products manufacturer and building materials distributor. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. For more information, see Note 12, Segment Information, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Executive Overview

We recorded income from operations of $133.0 million during the three months ended March 31, 2024, compared with income from operations of $127.6 million during the three months ended March 31, 2023. In our Wood Products segment, income increased $1.8 million to $71.2 million for the three months ended March 31, 2024, from $69.4 million for the three months ended March 31, 2023, due primarily to higher EWP sales volumes and higher plywood sales prices, offset partially by lower EWP sales prices and higher wood fiber costs. In our BMD segment, income increased $2.8 million to $72.5 million for the three months ended March 31, 2024, from $69.7 million for the three months ended March 31, 2023, driven by a gross margin increase of $22.9 million, resulting primarily from higher sales volumes and improved margins on general line and commodity products, offset partially by increased selling and distribution expenses and depreciation and amortization expense of $16.5 million and $4.0 million, respectively. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2024 with $890.2 million of cash and cash equivalents and $395.7 million of undrawn committed bank line availability, for total available liquidity of $1,286.0 million. We had $445.5 million of outstanding debt at March 31, 2024. We used $59.3 million of cash during the three months ended March 31, 2024, as cash provided by operations was offset by capital spending, treasury stock purchases, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the three-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Residential construction, particularly new single-family construction, is the key demand driver for the products we manufacture and distribute. Current industry forecasts for 2024 U.S. housing starts are generally consistent with actual housing starts of 1.42 million in 2023, as reported by the U.S. Census Bureau. Home affordability remains a challenge for many consumers due to the cost of housing combined with elevated mortgage rates. However, with low unemployment and an undersupply of existing housing stock available for sale, new residential construction is expected to remain an important source of supply for homebuyers. Recent pressures on multi-family starts are expected to continue due to increased capital costs for developers combined with cooling rents and elevated supply. Regarding home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity have provided a favorable backdrop for repair-and-remodel spending. In 2023, year-over-year growth rates in renovation spending moderated due to economic uncertainty and higher borrowing costs. While home improvement spending is expected to remain healthy compared to history, recent industry forecasts project mid-single-digit declines in 2024. Ultimately, macroeconomic factors, the level and expectations for mortgage rates, home affordability, home equity levels, and other factors will likely influence the near-term demand environment for the products we manufacture and distribute.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2023 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023
	(millions)
Sales	$1,645.4	$1,544.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,307.4	1,230.6
Depreciation and amortization	35.9	31.2
Selling and distribution expenses	144.1	128.8
General and administrative expenses	25.1	26.5
Other (income) expense, net	(0.1)	(0.3)
	1,512.4	1,416.7

Income from operations	$133.0	$127.6

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	79.5%	79.7%
Depreciation and amortization	2.2	2.0
Selling and distribution expenses	8.8	8.3
General and administrative expenses	1.5	1.7
Other (income) expense, net	—	—
	91.9%	91.7%

Income from operations	8.1%	8.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023
	(thousands)
U.S. Housing Starts (a)
Single-family	239.1	188.2
Multi-family	79.7	126.7
	318.8	314.9

	(thousands)
Segment Sales
Wood Products	$468,928	$437,428
Building Materials Distribution	1,505,021	1,379,242
Intersegment eliminations	(328,529)	(272,341)
Total sales	$1,645,420	$1,544,329

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.8	3.6
I-joists (equivalent lineal feet)	57	39
Plywood (sq. ft.) (3/8" basis)	372	406

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$28.75	$31.17
I-joists (1,000 equivalent lineal feet)	2,018	2,168
Plywood (1,000 sq. ft.) (3/8" basis)	378	367

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	36.7%	39.7%
General line	41.0%	38.7%
Engineered wood products	22.3%	21.6%

Gross margin percentage (b)	15.1%	14.8%
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

Sales

For the three months ended March 31, 2024, total sales increased $101.1 million, or 7%, to $1,645.4 million from $1,544.3 million during the three months ended March 31, 2023. As described below, the increase in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2024, total U.S. housing starts and single-family housing starts increased 1% and 27%, respectively, compared with the same period in 2023. Average composite panel prices for the three months ended March 31, 2024 were 23% higher than in the same period in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three months ended March 31, 2024 were 2% lower than in the same period in the prior year, as reflected by Random Lengths composite lumber pricing.

Wood Products.  Sales, including sales to our BMD segment, increased $31.5 million, or 7%, to $468.9 million for the three months ended March 31, 2024, from $437.4 million for the three months ended March 31, 2023. The increase in sales was driven by higher sales volumes for I-joists and LVL (collectively referred to as EWP) of 46% and 31%, respectively, resulting in increased sales of $38.8 million and $35.5 million, respectively. EWP sales volumes increased due to an increase in housing starts. In addition, higher plywood sales prices of 3% resulted in increased sales of $3.8 million. These increases were offset partially by decreased sales prices for LVL and I-joists of 8% and 7%, respectively, resulting in decreased sales of $11.6 million and $8.5 million, respectively, as well as decreased plywood sales volumes of 8% resulting in decreased sales of $12.6 million. Plywood sales volumes decreased as we shifted a higher proportion of our internally produced veneer into EWP production, given the change in demand for EWP. In addition, other sales, including residual byproducts and lumber, decreased $14.5 million.

Building Materials Distribution.  Sales increased $125.8 million, or 9%, to $1,505.0 million for the three months ended March 31, 2024, from $1,379.2 million for the three months ended March 31, 2023. Compared with the same quarter in the prior year, the overall increase in sales was driven by a sales volume increase of 12%, offset partially by a sales price decrease of 3%. By product line, commodity sales increased 1%, or $5.5 million; general line product sales increased 16%, or $83.3 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) increased 12%, or $37.0 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $76.8 million, or 6%, to $1,307.4 million for the three months ended March 31, 2024, compared with $1,230.6 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher EWP sales volumes and higher per-unit costs of OSB (used in the manufacture of I-joists) of approximately 24%, compared with first quarter 2023, as well as increased other manufacturing and labor costs. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 140 basis points. The increase in the MLO rate was primarily the result of lower EWP sales prices, resulting in decreased leveraging of other manufacturing costs. In BMD, the increase in materials, labor, and other operating expenses was driven by higher purchased materials costs as a result of an increase in sales volumes compared with first quarter 2023. However, the BMD segment MLO rate improved 30 basis points compared with first quarter 2023, driven by a greater mix of general line and EWP sales, which have higher margins than commodity products. In addition, margin percentages for our commodity and general line product sales improved, offset partially by lower margin percentages on our EWP sales.

Depreciation and amortization expense increased $4.7 million, or 15%, to $35.9 million for the three months ended March 31, 2024, compared with $31.2 million during the same period in the prior year. The increase was due primarily to the BROSCO acquisition on October 2, 2023, accelerated depreciation of $2.2 million in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility, as well as other capital expenditures. These increases were offset partially be decreases in depreciation related to fully depreciated assets.

Selling and distribution expenses increased $15.3 million, or 12%, to $144.1 million for the three months ended March 31, 2024, compared with $128.8 million during the same period in the prior year. The increase was due primarily to higher employee-related expenses of $6.6 million and increased shipping and handling and occupancy costs of $2.2 million and $1.0 million, respectively. In addition, expenses related to advertising and professional services increased $1.5 million.

General and administrative expenses decreased $1.4 million, or 5%, to $25.1 million for the three months ended March 31, 2024, compared with $26.5 million for the same period in the prior year, primarily due to a decrease in professional fees and incentive compensation, offset partially by an increase in employee-related expenses.

Income From Operations

Income from operations increased $5.4 million to $133.0 million for the three months ended March 31, 2024, compared with $127.6 million for the three months ended March 31, 2023.

Wood Products.  Segment income increased $1.8 million to $71.2 million for the three months ended March 31, 2024, compared with $69.4 million for the three months ended March 31, 2023. The increase in segment income was due primarily to higher EWP sales volumes, as well as higher plywood sales prices. These increases in segment income were offset partially by lower EWP sales prices and higher wood fiber costs. In addition, segment income was negatively impacted by accelerated depreciation of $2.2 million in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility.

Building Materials Distribution.  Segment income increased $2.8 million to $72.5 million for the three months ended March 31, 2024, from $69.7 million for the three months ended March 31, 2023. The increase in segment income was driven by a gross margin increase of $22.9 million, resulting primarily from higher sales volumes and improved margins on general line and commodity products. The gross margin improvement was offset partially by increased selling and distribution expenses and depreciation and amortization expense of $16.5 million and $4.0 million, respectively.

Corporate.  Unallocated corporate expenses decreased $0.8 million to $10.7 million for the three months ended March 31, 2024, from $11.5 million for the same period in the prior year. The decrease was due primarily to a decrease in professional fees.

Other

Interest Income. Interest income increased $0.9 million to $10.6 million for the three months ended March 31, 2024, from $9.7 million for the three months ended March 31, 2023. The increase was due primarily to higher interest rates on cash equivalents.

Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three months ended March 31, 2024 and 2023, we recorded $32.8 million and $33.3 million, respectively, of income tax expense and had an effective rate of 24.0% and 25.6%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended first quarter 2024 with $890.2 million of cash and cash equivalents and $445.5 million of debt. At March 31, 2024, we had $1,286.0 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $59.3 million during the three months ended March 31, 2024, as cash provided by operations was offset by capital spending, treasury stock purchases, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the three-month comparative periods are noted below.

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

	Three Months Ended March 31
	2024	2023
	(thousands)
Net cash provided by operations	$27,462	$47,992
Net cash used for investment	(37,158)	(29,498)
Net cash used for financing	(49,631)	(16,117)

Operating Activities

For the three months ended March 31, 2024, our operating activities generated $27.5 million of cash, compared with $48.0 million of cash generated in the same period in 2023. The $20.5 million decrease in cash provided by operations was due primarily to a greater year-over-year increase in working capital. Working capital increased $149.2 million during the three months ended March 31, 2024, compared with a $117.7 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 19% and 26%, comparing sales for the months of March 2024 and 2023 with sales for the months of December 2023 and 2022, respectively. Inventories increased during the three months ended March 31, 2024 and March 31, 2023 in preparation for the spring building season. The increase in accounts payable and accrued liabilities as of March 31, 2024 was related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee incentive compensation payouts made during the quarter. The increase in accounts payable and accrued liabilities as of March 31, 2023 was related to the increase in inventories, offset partially by employee incentive compensation payouts made during the quarter and lower accrued rebates.

Investment Activities

During the three months ended March 31, 2024 and 2023, we used $34.3 million and $30.1 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the three months ended March 31, 2024, we also used $3.4 million of cash for post-transaction closing adjustments related to the BROSCO acquisition. For further discussion on the BROSCO acquisition, see Note 5, Acquisition, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

Financing Activities

During the three months ended March 31, 2024, our financing activities used $49.6 million of cash, including $27.0 million for the repurchase of 205,938 shares of our common stock, $11.2 million for common stock dividend payments, and $11.0 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2024, we did not borrow under our revolving credit facility and therefore have no borrowings outstanding on the facility as of March 31, 2024.

During the three months ended March 31, 2023, our financing activities used $16.1 million of cash, including $8.3 million for common stock dividend payments, $5.9 million of tax withholding payments on stock-based awards, and $1.5 million for the repurchase of 24,727 shares of our common stock. During the three months ended March 31, 2023, we did not borrow under our revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. As of March 31, 2024, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2023.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2024, there have been no material changes to the guarantees disclosed in our 2023 Form 10-K.

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

Employees

As of April 28, 2024, we had approximately 7,310 employees. Approximately 18% of these employees work pursuant to collective bargaining agreements. As of April 28, 2024, we had ten collective bargaining agreements. Five agreements covering approximately 460 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility are set to expire on May 31, 2024. One agreement covering approximately 40 employees at our Vancouver BMD facility is set to expire on December 31, 2024. One agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2025. The terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2024, there have been no material changes to financial market risks disclosed in our 2023 Form 10-K.

Environmental

As of March 31, 2024, there have been no material changes to environmental issues disclosed in our 2023 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. At March 31, 2024, there have been no material changes to our critical accounting estimates from those disclosed in our 2023 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. As of March 31, 2024, there have been no material changes in our exposure to market risk from those disclosed in our 2023 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2023 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. During first quarter 2024, we repurchased 205,938 shares under the Program at a cost of $27.0 million, or an average of $130.97 per share. Set forth below is information regarding the Company's share repurchases during the first quarter ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	1,921,311
February 1, 2024 - February 29, 2024	85,711	131.12	85,711	1,835,600
March 1, 2024 - March 31, 2024	120,227	130.86	120,227	1,715,373
Total	205,938	$130.97	205,938	1,715,373

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended March 31, 2024, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.          EXHIBITS

Number	Description

10.1	Form of 2024 Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan

10.2	Form of 2024 Performance Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan

10.3	Form of 2024 Director Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  May 6, 2024