Form 10-Q
period 2024-06-30
BOISE CASCADE Co
filed 2024-08-05
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 38,919,052 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 26, 2024.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands, except per-share data)
Sales	$1,797,670	$1,815,219	$3,443,090	$3,359,548

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,440,680	1,426,436	2,748,119	2,657,071
Depreciation and amortization	34,367	30,722	70,217	61,908
Selling and distribution expenses	149,783	139,205	293,893	267,993
General and administrative expenses	25,943	30,147	51,060	56,610
Other (income) expense, net	(84)	(1,266)	(162)	(1,611)
	1,650,689	1,625,244	3,163,127	3,041,971

Income from operations	146,981	189,975	279,963	317,577

Foreign currency exchange gain (loss)	(104)	320	(403)	247
Pension expense (excluding service costs)	(37)	(41)	(74)	(82)
Interest expense	(6,105)	(6,339)	(12,175)	(12,700)
Interest income	10,543	11,519	21,140	21,204
Change in fair value of interest rate swaps	(487)	333	(707)	(471)
	3,810	5,792	7,781	8,198

Income before income taxes	150,791	195,767	287,744	325,775
Income tax provision	(38,499)	(49,447)	(71,328)	(82,722)
Net income	$112,292	$146,320	$216,416	$243,053

Weighted average common shares outstanding:
Basic	39,412	39,675	39,510	39,634
Diluted	39,608	39,834	39,766	39,818

Net income per common share:
Basic	$2.85	$3.69	$5.48	$6.13
Diluted	$2.84	$3.67	$5.44	$6.10

Dividends declared per common share	$0.20	$3.15	$0.40	$3.30

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands)
Net income	$112,292	$146,320	$216,416	$243,053
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2, $2, $4, and $4, respectively	7	7	15	13
Other comprehensive income, net of tax	7	7	15	13
Comprehensive income	$112,299	$146,327	$216,431	$243,066

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2024	December 31, 2023
	(thousands)
ASSETS
Current
Cash and cash equivalents	$922,076	$949,574
Receivables
Trade, less allowances of $4,520 and $3,278	459,772	352,780
Related parties	249	181
Other	17,120	20,740
Inventories	832,241	712,369
Prepaid expenses and other	36,348	21,170
Total current assets	2,267,806	2,056,814

Property and equipment, net	948,841	932,633
Operating lease right-of-use assets	59,812	62,868
Finance lease right-of-use assets	23,548	24,003
Timber deposits	7,675	7,208
Goodwill	170,254	170,254
Intangible assets, net	180,928	190,743
Deferred income taxes	4,655	4,854
Other assets	8,445	9,269
Total assets	$3,671,964	$3,458,646

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2024	December 31, 2023
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$438,235	$310,175
Related parties	2,146	1,501
Accrued liabilities
Compensation and benefits	96,414	149,561
Interest payable	9,956	9,958
Other	144,755	122,921
Total current liabilities	691,506	594,116

Debt
Long-term debt	445,723	445,280

Other
Compensation and benefits	39,648	40,189
Operating lease liabilities, net of current portion	53,170	56,425
Finance lease liabilities, net of current portion	27,891	28,084
Deferred income taxes	93,062	82,014
Other long-term liabilities	17,988	16,874
	231,759	223,586

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 45,130 and 44,983 shares issued, respectively	451	450
Treasury stock, 6,121 and 5,443 shares at cost, respectively	(234,879)	(145,335)
Additional paid-in capital	557,478	560,697
Accumulated other comprehensive loss	(502)	(517)
Retained earnings	1,980,428	1,780,369
Total stockholders' equity	2,302,976	2,195,664
Total liabilities and stockholders' equity	$3,671,964	$3,458,646

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2024	2023
	(thousands)
Cash provided by (used for) operations
Net income	$216,416	$243,053
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	71,832	63,293
Stock-based compensation	7,923	7,518
Pension expense	74	82
Deferred income taxes	11,088	2,749
Change in fair value of interest rate swaps	707	471
Other	115	(1,798)
Decrease (increase) in working capital, net of acquisitions
Receivables	(102,096)	(171,794)
Inventories	(120,976)	(5,482)
Prepaid expenses and other	(7,870)	(7,805)
Accounts payable and accrued liabilities	99,354	124,910
Income taxes payable	(6,251)	33,220
Other	(1,151)	1,801
Net cash provided by operations	169,165	290,218

Cash provided by (used for) investment
Expenditures for property and equipment	(74,099)	(68,287)
Acquisitions of businesses and facilities	(3,387)	—
Proceeds from sales of assets and other	819	1,918
Net cash used for investment	(76,667)	(66,369)

Cash provided by (used for) financing
Treasury stock purchased	(88,858)	(1,539)
Dividends paid on common stock	(19,069)	(132,967)
Tax withholding payments on stock-based awards	(11,117)	(5,926)
Other	(952)	(904)
Net cash used for financing	(119,996)	(141,336)

Net increase (decrease) in cash and cash equivalents	(27,498)	82,513

Balance at beginning of the period	949,574	998,344

Balance at end of the period	$922,076	$1,080,857

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2023	44,983	$450	5,443	$(145,335)	$560,697	$(517)	$1,780,369	$2,195,664
Net income							104,124	104,124
Other comprehensive income						8		8
Common stock issued	144	1						1
Treasury stock purchased			206	(26,971)				(26,971)
Stock-based compensation					4,105			4,105
Common stock dividends ($0.20 per share)							(8,677)	(8,677)
Tax withholding payments on stock-based awards					(10,980)			(10,980)
Other				(71)	(1)			(72)
Balance at March 31, 2024	45,127	$451	5,649	$(172,377)	$553,821	$(509)	$1,875,816	$2,257,202
Net income							112,292	112,292
Other comprehensive income						7		7
Common stock issued	3	—						—
Treasury stock purchased			472	(61,887)				(61,887)
Stock-based compensation					3,818			3,818
Common stock dividends ($0.20 per share)							(7,680)	(7,680)
Tax withholding payments on stock-based awards					(160)			(160)
Other				(615)	(1)			(616)
Balance at June 30, 2024	45,130	$451	6,121	$(234,879)	$557,478	$(502)	$1,980,428	$2,302,976

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $64.5 million and $60.3 million for the three months ended June 30, 2024 and 2023, respectively, and $123.4 million and $113.8 million for the six months ended June 30, 2024 and 2023, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2024 and December 31, 2023, we had $106.9 million and $87.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2024 and December 31, 2023, we had $9.2 million and $17.4 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	June 30, 2024	December 31, 2023
	(thousands)
Finished goods and work in process	$738,967	$604,624
Logs	38,378	56,270
Other raw materials and supplies	54,896	51,475
	$832,241	$712,369

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2024	December 31, 2023
	(thousands)
Land	$85,504	$85,572
Buildings	341,155	338,230
Improvements	81,957	79,308
Mobile equipment, information technology, and office furniture	277,494	254,783
Machinery and equipment	1,052,404	1,037,135
Construction in progress	90,147	64,619
	1,928,661	1,859,647
Less: accumulated depreciation	(979,820)	(927,014)
	$948,841	$932,633

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2024 and December 31, 2023, we held $879.5 million and $899.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2024 and December 31, 2023, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $369.5 million and $374.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have an interest rate swap to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At June 30, 2024, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At June 30, 2024, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At June 30, 2024 we recorded a current asset of $2.3 million in "Prepaid expenses and other" on our Consolidated Balance Sheet. At December 31, 2023, we recorded a long-term asset of $3.0 million in "Other assets" on our Consolidated Balance Sheet. These assets represent the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2024 and December 31, 2023, receivables from two customers accounted for approximately 19% and 13% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on the disclosures related to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on the disclosures related to our consolidated financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

For the three and six months ended June 30, 2024, we recorded $38.5 million and $71.3 million, respectively, of income tax expense and had an effective rate of 25.5% and 24.8%, respectively. For the three and six months ended June 30, 2023, we recorded $49.4 million and $82.7 million, respectively, of income tax expense and had an effective rate of 25.3% and 25.4%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the six months ended June 30, 2024 and 2023, cash paid for taxes, net of refunds received, were $66.5 million and $46.6 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands, except per-share data)
Net income	$112,292	$146,320	$216,416	$243,053
Weighted average common shares outstanding during the period (for basic calculation)	39,412	39,675	39,510	39,634
Dilutive effect of other potential common shares	196	159	256	184
Weighted average common shares and potential common shares (for diluted calculation)	39,608	39,834	39,766	39,818

Net income per common share - Basic	$2.85	$3.69	$5.48	$6.13
Net income per common share - Diluted	$2.84	$3.67	$5.44	$6.10

The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in both the three months ended June 30, 2024 and 2023, and an insignificant number of shares of common stock and 0.1 million shares of common stock in the six months ended June 30, 2024 and 2023, respectively. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

The following table summarizes the final allocations of the purchase price consideration to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition:

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

	Pro Forma
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(unaudited, thousands)
Sales	$1,864,951	$3,459,409
Net income	$151,143	$252,193

6.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2023 and June 30, 2024	$44,088	$126,166	$170,254

At June 30, 2024 and December 31, 2023, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. For the three months ended June 30, 2024 and 2023 we recognized $4.9 million and $4.3 million, respectively, of amortization expense for intangible assets. For the six months ended June 30, 2024 and 2023 we recognized $9.8 million and $8.6 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(1,599)	$26,001
Customer relationships	195,050	(40,123)	154,927
	$222,650	$(41,722)	$180,928

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(1,000)	$26,600
Customer relationships	195,050	(30,907)	164,143
	$222,650	$(31,907)	$190,743

7.    Debt

Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(4,277)	(4,720)
Long-term debt	$445,723	$445,280

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at June 30, 2024 was $395.7 million.

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

At both June 30, 2024 and December 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and $4.3 million and $4.1 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the six months ended June 30, 2024, the average interest rate on the ABL Term Loan was approximately 7.18%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 6.2% during the six months ended June 30, 2024.

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

Interest Rate Swap

For information on our interest rate swap, see Interest Rate Risk and Interest Rate Swap of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2024 and 2023, cash payments for interest were $10.3 million and $11.1 million, respectively.

8.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands)
Operating lease cost	$3,493	$3,264	$6,968	$6,581
Finance lease cost
Amortization of right-of-use assets	624	619	1,241	1,237
Interest on lease liabilities	542	560	1,083	1,120
Variable lease cost	1,584	1,377	3,161	2,762
Short-term lease cost	1,350	1,478	2,814	3,029
Sublease income	(32)	(111)	(79)	(164)
Total lease cost	$7,561	$7,187	$15,188	$14,565

Other Information

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30
	2024	2023
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,470	$6,706
Operating cash flows from finance leases	1,065	1,118
Financing cash flows from finance leases	952	904
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,955	3,578
Finance leases	803	—

Other information related to leases was as follows:

	June 30, 2024	December 31, 2023

Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	13	13
Weighted-average discount rate
Operating leases	6.2%	6.2%
Finance leases	7.5%	7.6%

As of June 30, 2024, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2024	$6,873	$2,085
2025	13,565	3,834
2026	10,465	3,680
2027	9,713	3,748
2028	7,662	3,496
Thereafter	33,974	30,359
Total future minimum lease payments	82,252	47,202
Less: interest	(18,644)	(17,307)
Total lease obligations	63,608	29,895
Less: current obligations	(10,438)	(2,004)
Long-term lease obligations	$53,170	$27,891

9.    Stock-Based Compensation

In first quarter 2024 and 2023, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2024, we granted 60,207 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2024, 2025, and 2026. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2024 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

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

During the six months ended June 30, 2024 and 2023, we granted an aggregate of 72,289 and 115,252 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2024 and 2023, the total fair value of PSUs and RSUs vested was $34.0 million and $16.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2024:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2023	287,106	$66.51	178,511	$70.13
Granted	60,207	137.79	72,289	137.76
Performance condition adjustment (a)	91,227	69.33	—	—
Vested	(148,872)	58.78	(97,376)	68.57
Forfeited	(32,317)	84.66	(21,388)	93.47
Outstanding, June 30, 2024	257,351	$86.38	132,036	$104.52
_______________________________
(a)    Represents additional PSUs granted during the six months ended June 30, 2024, related to above-target achievement of the 2023 performance condition described above.

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

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands)
PSUs	$2,045	$2,577	$4,322	$4,391
RSUs	1,773	1,617	3,601	3,127
Total	$3,818	$4,194	$7,923	$7,518

The related tax benefit for the six months ended June 30, 2024 and 2023, was $2.0 million and $1.9 million respectively. As of June 30, 2024, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $24.9 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

10.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2024 and 2023, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On August 1, 2024, our board of directors declared a quarterly dividend of $0.21 per share, as well as a special dividend of $5.00 per share, on our common stock. The dividends will be paid on September 16, 2024, to stockholders of record on September 3, 2024. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 7, Debt.

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

Stock Repurchase

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time. During the six months ended June 30, 2024, we repurchased 677,845 shares under the Program at a cost of $88.9 million, or an average of $131.09 per share. During the six months ended June 30, 2023, we repurchased 25,678 shares under the Program at a cost of $1.5 million, or an average of $59.91 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheets. As of June 30, 2024, there were 1,243,466 shares of common stock that may yet be purchased under the Program.

In July 2024 we repurchased 90,000 shares under the Program at a cost of $10.5 million, or an average of $117.14 per share. The shares were purchased with cash on hand. As of July 31, 2024, there were 1,153,466 shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $3.1 million during each of the three months ended June 30, 2024 and 2023, and $5.7 million and $6.1 million, respectively, during the six months ended June 30, 2024 and 2023. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.3 million and $21.1 million, respectively, during the three months ended June 30, 2024 and 2023, and $41.1 million and $41.2 million, respectively, during the six months ended June 30, 2024 and 2023. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

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

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(millions)
Wood Products (a)
LVL (b)	$12.6	$14.2	$25.2	$21.6
I-joists (b)	9.5	9.3	16.2	14.0
Other engineered wood products (b)	8.3	9.8	16.4	17.2
Plywood and veneer	75.3	93.8	149.8	185.1
Lumber	13.2	23.7	28.4	47.2
Byproducts	18.4	23.1	35.5	47.4
Other	5.1	4.8	11.3	11.3
	142.5	178.7	282.9	343.9

Building Materials Distribution
Commodity	578.8	613.7	1,131.8	1,161.2
General line	702.5	647.5	1,319.4	1,181.0
Engineered wood products	373.9	375.4	709.0	673.5
	1,655.2	1,636.5	3,160.2	3,015.7
	$1,797.7	$1,815.2	$3,443.1	$3,359.5
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the six months ended June 30, 2024 and 2023, approximately 77% and 78%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands)
Net sales by segment
Wood Products	$489,823	$530,273	$958,751	$967,701
Building Materials Distribution	1,655,221	1,636,538	3,160,242	3,015,780
Intersegment eliminations (a)	(347,374)	(351,592)	(675,903)	(623,933)
Total net sales	$1,797,670	$1,815,219	$3,443,090	$3,359,548

Segment operating income
Wood Products	$72,780	$104,035	$144,018	$173,430
Building Materials Distribution	85,400	98,550	157,863	168,235
Total segment operating income	158,180	202,585	301,881	341,665
Unallocated corporate costs	(11,199)	(12,610)	(21,918)	(24,088)
Income from operations	$146,981	$189,975	$279,963	$317,577
___________________________________

(a)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

13.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2024, there have been no material changes to the above commitments disclosed in the 2023 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2024, there have been no material changes to the guarantees disclosed in the 2023 Form 10-K.

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

Executive Overview

We recorded income from operations of $147.0 million during the three months ended June 30, 2024, compared with income from operations of $190.0 million during the three months ended June 30, 2023. In our Wood Products segment, income decreased $31.3 million to $72.8 million for the three months ended June 30, 2024, from $104.0 million for the three months ended June 30, 2023, due primarily to lower EWP sales prices, as well as higher wood fiber and conversion costs. These decreases in segment income were offset partially by higher EWP sales volumes. In our BMD segment, income decreased $13.2 million to $85.4 million for the three months ended June 30, 2024, from $98.6 million for the three months ended June 30, 2023, driven by increased selling and distribution expenses and depreciation and amortization expense of $10.9 million and $4.4 million, respectively. These decreases were offset partially by decreased general and administrative expenses of $2.0 million. Gross margins were flat when compared with the same quarter in the prior year. These changes are discussed further in "Our Operating Results" below.

We ended second quarter 2024 with $922.1 million of cash and cash equivalents and $395.7 million of undrawn committed bank line availability, for total available liquidity of $1,317.8 million. We had $445.7 million of outstanding debt at June 30, 2024. We used $27.5 million of cash during the six months ended June 30, 2024, principally to fund seasonal working capital increases and capital spending, treasury stock purchases, dividends paid on our common stock, and tax withholding payments on stock-based awards. A further description of our cash sources and uses for the six-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction. Residential construction, particularly new single-family construction, is the key demand driver for the products we manufacture and distribute. Current industry forecasts for 2024 U.S. housing starts are slightly below actual housing starts of 1.42 million in 2023, as reported by the U.S. Census Bureau. Home affordability remains a challenge for many consumers due to the cost of housing, as well as persistent elevated mortgage rates. However, with low unemployment, an undersupply of existing housing stock available for sale, and favorable demographic trends, new residential construction is expected to remain an important source of supply for homebuyers. Multi-family starts have declined sharply from historic levels due to increased capital costs for developers, combined with elevated supply. Regarding home improvement spending, the age of U.S. housing stock and elevated levels of homeowner equity will continue to provide a favorable backdrop for repair-and-remodel spending. However, while home improvement spending is expected to remain healthy compared to history, renovation spending has softened due to consumer uncertainty, labor availability, higher borrowing costs, and building material inflation. Ultimately, macroeconomic factors, the level and expectations for mortgage rates, home affordability, home equity levels, home size, and other factors will likely influence the near-term demand environment for the products we manufacture and distribute.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2023 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(millions)
Sales	$1,797.7	$1,815.2	$3,443.1	$3,359.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,440.7	1,426.4	2,748.1	2,657.1
Depreciation and amortization	34.4	30.7	70.2	61.9
Selling and distribution expenses	149.8	139.2	293.9	268.0
General and administrative expenses	25.9	30.1	51.1	56.6
Other (income) expense, net	(0.1)	(1.3)	(0.2)	(1.6)
	1,650.7	1,625.2	3,163.1	3,042.0

Income from operations	$147.0	$190.0	$280.0	$317.6

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	80.1%	78.6%	79.8%	79.1%
Depreciation and amortization	1.9	1.7	2.0	1.8
Selling and distribution expenses	8.3	7.7	8.5	8.0
General and administrative expenses	1.4	1.7	1.5	1.7
Other (income) expense, net	—	(0.1)	—	—
	91.8%	89.5%	91.9%	90.5%

Income from operations	8.2%	10.5%	8.1%	9.5%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
	(thousands)
U.S. Housing Starts (a)
Single-family	280.5	261.2	521.8	449.4
Multi-family	91.5	139.2	171.5	265.8
	372.0	400.4	693.3	715.2

	(thousands)
Segment Sales
Wood Products	$489,823	$530,273	$958,751	$967,701
Building Materials Distribution	1,655,221	1,636,538	3,160,242	3,015,780
Intersegment eliminations	(347,374)	(351,592)	(675,903)	(623,933)
Total sales	$1,797,670	$1,815,219	$3,443,090	$3,359,548

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	5.1	4.7	9.9	8.3
I-joists (equivalent lineal feet)	66	63	122	102
Plywood (sq. ft.) (3/8" basis)	383	440	755	846

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$28.12	$30.14	$28.42	$30.59
I-joists (1,000 equivalent lineal feet)	1,961	2,088	1,987	2,118
Plywood (1,000 sq. ft.) (3/8" basis)	362	365	369	366

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	35.0%	37.5%	35.8%	38.5%
General line	42.4%	39.6%	41.8%	39.2%
Engineered wood products	22.6%	22.9%	22.4%	22.3%

Gross margin percentage (b)	14.8%	15.0%	14.9%	14.9%
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

Sales

For the three months ended June 30, 2024, total sales decreased $17.5 million, or 1%, to $1,797.7 million from $1,815.2 million during the three months ended June 30, 2023. For the six months ended June 30, 2024, total sales increased $83.5 million, or 2%, to $3,443.1 million from $3,359.5 million for the same period in the prior year. As described below, the change in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In second quarter 2024, total U.S. housing starts decreased 7%, while single-family housing starts increased 7%, compared with the same period in 2023. On a year-to-date basis through June 2024, total housing starts decreased 3%, while single-family housing starts increased 16%, compared with the same period in 2023. Average composite panel prices for the three and six months ended June 30, 2024 were 14% and 18% higher, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three and six months ended June 30, 2024 were 6% and 4% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite lumber pricing.

Wood Products.  Sales, including sales to our BMD segment, decreased $40.5 million, or 8%, to $489.8 million for the three months ended June 30, 2024, from $530.3 million for the three months ended June 30, 2023. The decrease in sales was driven by lower plywood sales volumes of 13% resulting in decreased sales of $20.7 million. Plywood sales volumes decreased as we shifted a higher proportion of our internally produced veneer into EWP production, given the change in demand for EWP. Lower sales prices for LVL and I-joists (collectively referred to as EWP) of 7% and 6%, respectively, resulted in decreased sales of $10.3 million and $8.3 million, respectively. In addition, other sales, including lumber and residual byproducts, decreased $14.3 million. These decreases were offset partially by increased sales volumes for LVL and I-joists of 8% and 5%, respectively, resulting in increased sales of $11.8 million and $5.9 million, respectively.

For the six months ended June 30, 2024, sales, including sales to our BMD segment, decreased $9.0 million, or 1%, to $958.8 million from $967.7 million for the same period in the prior year. The decrease in sales was driven by lower sales prices for LVL and I-joists (collectively referred to as EWP) of 7% and 6%, respectively, resulting in decreased sales of $21.4 million and $16.1 million, respectively. Plywood sales volumes decreased 11% resulting in decreased sales of $33.3 million. Plywood sales volumes decreased as we shifted a higher proportion of our internally produced veneer into EWP production, given the change in demand for EWP. In addition, other sales, including lumber and residual byproducts, decreased $28.8 million. These decreases were offset partially by higher sales volumes for LVL and I-joists of 18% and 20%, respectively, resulting in increased sales of $46.8 million and $43.9 million, respectively. EWP sales volumes increased due to an increase in single-family housing starts.

Building Materials Distribution.  Sales increased $18.7 million, or 1%, to $1,655.2 million for the three months ended June 30, 2024, from $1,636.5 million for the three months ended June 30, 2023. Compared with the same quarter in the prior year, the overall increase in sales was driven by a sales volume increase of 2%, offset partially by a sales price decrease of 1%. Excluding the impact of the BROSCO acquisition on October 2, 2023, sales would have decreased by 2%. By product line, commodity sales decreased 6%, or $34.8 million; general line product sales increased 8%, or $55.0 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased less than 1%, or $1.5 million.

During the six months ended June 30, 2024, sales increased $144.5 million, or 5%, to $3,160.2 million from $3,015.8 million for the same period in the prior year. The overall increase in sales was driven by a sales volume increase of 6%, offset partially by a sales price decrease of 1%. Excluding the impact of the BROSCO acquisition, sales would have increased by 2%. By product line, commodity sales decreased 3%, or $29.4 million; general line product sales increased 12%, or $138.4 million; and sales of EWP (substantially all of which are sourced through our Wood Products segment) increased 5%, or $35.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $14.2 million, or 1%, to $1,440.7 million for the three months ended June 30, 2024, compared with $1,426.4 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses decreased as higher costs of OSB (used in the manufacture of I-joists), were offset by improved cost leveraging from higher EWP sales volumes and lower plywood sales volumes, compared with second quarter 2023. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 430 basis points, primarily as the result of lower EWP sales prices. In BMD, the increase in materials, labor, and other operating expenses compared with second quarter 2023 was driven by higher purchased materials costs as a result of the BROSCO acquisition. The BMD segment MLO rate increased 20 basis points, driven by lower margin percentages for our commodity and EWP sales, offset partially by higher margin percentages on our general line sales.

For the six months ended June 30, 2024, materials, labor, and other operating expenses (excluding depreciation) increased $91.0 million, or 3%, to $2,748.1 million, compared with $2,657.1 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher EWP sales volumes and higher costs of OSB (used in the manufacture of I-joists), compared with the first six months of 2023. Labor and other manufacturing costs were also higher compared with the same period in the prior year. The MLO rate in our Wood Products segment increased by 290 basis points, due primarily to lower EWP sales prices. In BMD, the increase in materials, labor, and other operating expenses compared with the first six months of 2023 was driven by higher purchased materials costs as a result of an increase in sales volumes, as well as the BROSCO acquisition. However, the BMD segment MLO rate was flat primarily due to higher margin percentages on our general line sales, offset by lower margins on our EWP sales compared with the first six months of 2023.

Depreciation and amortization expense increased $3.6 million, or 12%, to $34.4 million for the three months ended June 30, 2024, compared with $30.7 million during the same period in the prior year. For the six months ended June 30, 2024, these expenses increased $8.3 million, or 13%, to $70.2 million, compared with $61.9 million in the same period in the prior year. The increase in both periods was due primarily to the BROSCO acquisition, as well as other capital expenditures. For the six months ended June 30, 2024, the increase was also due to $2.2 million of accelerated depreciation recorded in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility.

Selling and distribution expenses, inclusive of the BROSCO acquisition, increased $10.6 million, or 8%, to $149.8 million for the three months ended June 30, 2024, compared with $139.2 million during the same period in the prior year. The increase was due primarily to higher employee-related expense of $6.1 million, offset partially by decreased incentive compensation expense of $1.4 million. In addition, costs related to professional fees, travel and entertainment, and advertising increased $1.6 million and occupancy costs increased $1.5 million. For the six months ended June 30, 2024, selling and distribution expenses increased $25.9 million, or 10%, to $293.9 million, compared with $268.0 million during the same period in 2023, primarily as a result of higher employee-related expenses of $12.7 million. Occupancy and shipping and handling costs increased $2.5 million and $2.3 million, respectively. In addition, costs related to professional fees, travel and entertainment, and advertising increased $3.4 million.

General and administrative expenses decreased $4.2 million, or 14%, to $25.9 million for the three months ended June 30, 2024, compared with $30.1 million for the same period in the prior year. For the six months ended June 30, 2024, general and administrative expenses decreased $5.6 million, or 10%, to $51.1 million, compared with $56.6 million during the same period in 2023. The decrease in both periods was primarily the result of lower incentive compensation and professional fees, offset partially by an increase in employee-related expenses.

Income From Operations

Income from operations decreased $43.0 million to $147.0 million for the three months ended June 30, 2024, compared with $190.0 million for the three months ended June 30, 2023. Income from operations decreased $37.6 million to $280.0 million for the six months ended June 30, 2024, compared with $317.6 million for the six months ended June 30, 2023.

Wood Products.  Segment income decreased $31.3 million to $72.8 million for the three months ended June 30, 2024, compared with $104.0 million for the three months ended June 30, 2023. The decrease in segment income was due primarily to lower EWP sales prices, as well as higher wood fiber and conversion costs. These decreases in segment income were offset partially by higher EWP sales volumes.

For the six months ended June 30, 2024, segment income decreased $29.4 million to $144.0 million from $173.4 million for the six months ended June 30, 2023. The decrease in segment income was due primarily to lower EWP sales prices, as well as higher wood fiber and conversion costs. In addition, segment income was negatively impacted by accelerated depreciation of $2.2 million in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility. These decreases in segment income were offset partially by higher EWP sales volumes.

Building Materials Distribution.  Segment income decreased $13.2 million to $85.4 million for the three months ended June 30, 2024, from $98.6 million for the three months ended June 30, 2023. The decrease in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $10.9 million and $4.4 million, respectively. These decreases were offset partially by decreased general and administrative expenses of $2.0 million. Gross margins were flat when compared with the same quarter in the prior year.

For the six months ended June 30, 2024, segment income decreased $10.4 million to $157.9 million from $168.2 million for the six months ended June 30, 2023. The decline in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $27.4 million and $8.4 million, respectively. These decreases in segment income were offset partially by a gross margin increase of $23.1 million, resulting primarily from improved gross margins on general line products, offset partially by lower gross margins on EWP.

Corporate.  Unallocated corporate expenses decreased $1.4 million to $11.2 million for the three months ended June 30, 2024, from $12.6 million for the same period in the prior year. For the six months ended June 30, 2024, unallocated corporate expenses decreased $2.2 million to $21.9 million from $24.1 million for the six months ended June 30, 2023. The decrease in both periods was due primarily to lower incentive compensation.

Other

Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and six months ended June 30, 2024, we recorded $38.5 million and $71.3 million, respectively, of income tax expense and had an effective rate of 25.5% and 24.8%, respectively. For the three and six months ended June 30, 2023, we recorded $49.4 million and $82.7 million, respectively, of income tax expense and had an effective rate of 25.3% and 25.4%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended second quarter 2024 with $922.1 million of cash and cash equivalents and $445.7 million of debt. At June 30, 2024, we had $1,317.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $27.5 million during the six months ended June 30, 2024, principally to fund seasonal working capital increases and capital spending, treasury stock purchases, dividends paid on our common stock, and tax withholding payments on stock-based awards. Further descriptions of our cash sources and uses for the six-month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2024 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2024	2023
	(thousands)
Net cash provided by operations	$169,165	$290,218
Net cash used for investment	(76,667)	(66,369)
Net cash used for financing	(119,996)	(141,336)

Operating Activities

For the six months ended June 30, 2024, our operating activities generated $169.2 million of cash, compared with $290.2 million of cash generated in the same period in 2023. The $121.1 million decrease in cash provided by operations was due primarily to a greater year-over-year increase in working capital, as well as a decrease in income from operations. Working capital increased $131.6 million during the six months ended June 30, 2024, compared with a $60.2 million increase for the same period in the prior year. In addition, cash paid for taxes, net of refunds, increased $19.9 million compared to the same period in 2023. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 16% and 41%, comparing sales for the months of June 2024 and 2023 with sales for the months of December 2023 and 2022, respectively. During both the six months ended June 30, 2024 and June 30, 2023, inventories increased due to seasonally higher inventory purchases in our BMD segment for the summer building season. The increase in accounts payable and accrued liabilities in both periods was related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee incentive compensation payouts made during the periods.

Investment Activities

During the six months ended June 30, 2024 and 2023, we used $74.1 million and $68.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2024, we also used $3.4 million of cash for post-transaction closing adjustments related to the BROSCO acquisition. For further discussion on the BROSCO acquisition, see Note 5, Acquisition, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q. During the six months ended June 30, 2023, we received $1.0 million of earn-out income related to a previous asset sale in our Wood Products segment.

Excluding potential acquisitions, we expect capital expenditures in 2024 to total approximately $250 million to $270 million. We expect our capital spending in 2024 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2024 capital expenditures range includes spending on previously announced projects to add I-joist production capabilities at our Thorsby, Alabama EWP mill and converting a plywood layup line to a parallel laminated veneer line at our Chapman, Alabama plywood facility. At our Oakdale, Louisiana facility, multiple investment projects are planned over the next two years which include upgrade and redesign of the log utilization center, a new veneer dryer and press, and modification of an existing veneer dryer. In addition, our 2024 capital expenditures range includes spending on the previously announced greenfield distribution centers in Texas and South Carolina in our BMD segment. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the six months ended June 30, 2024, our financing activities used $120.0 million of cash, including $88.9 million for the repurchase of 677,845 shares of our common stock, $19.1 million for common stock dividend payments, and $11.1 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2024, we did not borrow under our revolving credit facility and therefore have no borrowings outstanding on the facility as of June 30, 2024.

During the six months ended June 30, 2023, our financing activities used $141.3 million of cash, including $133.0 million for common stock dividend payments, $5.9 million of tax withholding payments on stock-based awards, and $1.5 million for the repurchase of 25,678 shares of our common stock. During the six months ended June 30, 2023, we did not borrow under our revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. As of June 30, 2024, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2023.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2023 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2024, there have been no material changes to the guarantees disclosed in our 2023 Form 10-K.

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

Employees

As of July 21, 2024, we had approximately 7,400 employees. Approximately 18% of these employees work pursuant to collective bargaining agreements. As of July 21, 2024, we had ten collective bargaining agreements. Five agreements covering approximately 470 employees at our Elgin plywood plant, Kettle Falls plywood plant, and Woodinville BMD facility expired on May 31, 2024, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 40 employees at our Vancouver BMD facility is set to expire on December 31, 2024, one agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2025, and two agreements covering approximately 730 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2025. The terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2024, there have been no material changes to financial market risks disclosed in our 2023 Form 10-K.

Environmental

As of June 30, 2024, there have been no material changes to environmental issues disclosed in our 2023 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. At June 30, 2024, there have been no material changes to our critical accounting estimates from those disclosed in our 2023 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. As of June 30, 2024, there have been no material changes in our exposure to market risk from those disclosed in our 2023 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2022, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. This increase was in addition to the remaining authorized shares under our prior common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. During second quarter 2024, we repurchased 471,907 shares under the Program at a cost of $61.9 million, or an average of $131.14 per share. Set forth below is information regarding the Company's share repurchases during the second quarter ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	1,715,373
May 1, 2024 - May 31, 2024	299,192	134.68	299,192	1,416,181
June 1, 2024 - June 30, 2024	172,715	125.02	172,715	1,243,466
Total	471,907	$131.14	471,907	1,243,466

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended June 30, 2024, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date:  August 5, 2024