Form 10-K
period 2024-12-31
BOISE CASCADE Co
filed 2025-02-20
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $4.6 billion.

There were 37,932,989 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

The following factors, among others, could cause our actual results, performance, or achievements to differ from those set forth in the forward-looking statements:

•The commodity nature of a portion of our products and their price movements, which are driven largely by general economic conditions, industry capacity and operating rates, industry cycles that affect supply and demand, and net import and export activity;

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

•Changes in foreign trade policy, including the imposition of tariffs;

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

Segment Overview

Our two reportable segments, Wood Products and Building Materials Distribution, operate with a high degree of integration. In our Wood Products segment, we manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. In addition, we manufacture structural, appearance, and industrial grade plywood panels, and ponderosa pine lumber. Our Building Materials Distribution segment (BMD) is the largest customer of our Wood Products segment and operates a nationwide network of distribution facilities that sell a broad line of building materials, including oriented strand board (OSB), plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. Substantially all of BMD's EWP is sourced from our Wood Products segment, with the remaining products we distribute sourced from a broad vendor base of third-party suppliers ranging from large manufacturers to small regional producers.

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

Headquarters
Distribution
Distribution with Doors / Millwork
EWP Manufacturing
Plywood / Veneer Manufacturing
Lumber Manufacturing

Our Business Strategies

Increase Both Our Earnings and Earnings Stability

We intend to increase both our earnings and earnings stability by growing our EWP sales and expanding our distribution capabilities. In Wood Products, we are principally focused on the production of veneer-based products. We expect to grow our EWP sales and thereby divert more of our internally produced veneer away from plywood, which is a product line exposed to oriented strand board substitution and significant price volatility. Value-added EWP provides higher margins and pricing is not subject to the auction-based volatility of commodity markets. To provide access to additional veneer for EWP production, we acquired Coastal Plywood and its plywood manufacturing locations in Havana, Florida, and Chapman, Alabama, in 2022.

Wood Products' sales mix by product line is illustrated below and demonstrates our principal focus on the production of veneer-based products. In addition to the acquisition of Coastal Plywood in 2022, we have made, and intend to continue to make, investments in our mills in the Southeast U.S., allowing us to grow our EWP sales.

In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or the opening or expansion of locations in underserved markets, and identifying and executing upon adjacent distribution platforms that can be scaled. Doors and millwork provide a recent example of product line expansion in BMD. In 2024, we acquired assets of door and millwork facilities in Boise, Idaho and Lakeland, Florida. Furthermore, in 2023, we acquired Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork. In the last several years, we have also expanded our door and millwork business with new locations in Dallas and Houston, Texas; Kansas City, Missouri; and Denver, Colorado. In addition to our investment in our door and millwork business, we continue to expand the capacity of our distribution centers. In 2024, we made progress on greenfield distribution centers in Hondo, Texas, and Walterboro, South Carolina, which we expect to be complete in 2025 and 2026, respectively. In 2023, we announced or completed capacity expansion projects in West Palm Beach, Florida; Marion, Ohio; and Medford, Oregon and we announced the relocation of our Lathrop, California distribution center to Modesto, California. In 2022, we completed capacity expansion projects in Minneapolis, Minnesota and Cincinnati, Ohio. These organic growth projects allow us to further expand our product and service offerings in those markets.

BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. BMD continues to increase the proportion of its sales attributable to general line and EWP as those products carry a higher and more stable margin profile than commodities. The chart below reflects BMD's sales mix by product for the year ended December 31, 2024.

BMD's sales and sales per U.S. housing start, as well as our focus on increasing sales attributable to general line and EWP, are reflected in the charts below. In addition, BMD's sales in 2021 and 2022 were impacted by historically high composite panel and lumber prices.

BMD Sales and Sales per U.S. Housing Start
Sales ($ millions)
Sales per U.S. Housing Start ($)
8,000
7,000
6,000
5,000
4,000
3,000
2,000
5,500
5,000
4,500
4,000
3,500
3,000
$4,952
$7,174
$7,644
$6,179
$6,166
2020
2021
2022
2023
2024
Sales
Sales per U.S. Housing Start

General Line Sales per U.S. Housing Start
Sales per U.S. Housing Start ($)
2,000
1,600
1,200
800
400
0
$1,277
$1,352
$1,637
$1,720
$1,915
2020
2021
2022
2023
2024
General Line Sales per U.S. Housing Start
CAGR (10.7%)

EWP Sales per U.S. Housing Start
Sales per U.S. Housing Start ($)
1,200
1,000
800
600
400
200
0
$638
$815
$1,075
$986
$983
2020
2021
2022
2023
2024
EWP Sales per U.S. Housing Start
CAGR (11.4%)

Leverage the Integrated Model

We believe our integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. Wood Products enjoys superior access to the market through a committed distributor, BMD benefits from a committed manufacturing partnership, and we capture margin at both levels of the supply chain. In addition, Wood Products and BMD are collectively motivated to make the investments necessary to support our growth in the marketplace. In 2024, approximately 75% of Wood Products' EWP sales volumes and approximately 50% of Wood Products' plywood sales volumes were to BMD. The chart below reflects the progress we have made in distributing internally produced products through our distribution network.

Leverage Technology

Like many companies, we continue to innovate with technology to search out revenue-generating, cost-reducing, and risk-mitigating opportunities. We are also actively engaged in product development opportunities.

In Wood Products, these opportunities include the development of new products for commercial construction applications. The commercial construction segment of the market is a particular area of focus for us, given we have limited penetration in that space today, and recent changes in building codes that allow for the use of mass timber in tall wood structures provide further opportunity. Innovation efforts within our Wood Products segment are also focused on identifying process and cost efficiency improvement opportunities, some of which include automated packaging, asset monitoring applications for predictive maintenance, and the use of artificial intelligence to classify and identify opportunities in safety. We use process improvement and machine reliability methodologies to continuously refine and improve our operations and processes. We believe there are opportunities to further apply these process improvement programs in our manufacturing operations and apply similar techniques and methods to different functional areas to realize efficiencies in those areas.

In BMD, we believe our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. To assess the effectiveness and efficiency of our operations, we regularly capture and report on a wide variety of investment, operational, and customer service metrics. Our focus is to increase the quality of decision-making at all levels using data-driven digital technologies. This includes leveraging business intelligence software to build dashboards and reports for many areas of our business. We are also increasing the robustness of our data analytics methods used for forecasting, evaluating opportunities, and solving problems. Our success with innovating digital technology and analytical methods is opening the door to more use cases for improving the way we do business. Key learnings and best practices are then leveraged across our distribution locations. In addition, we are investing in robotics equipment and configuration technologies for our door and millwork business.

Segment Detail

Wood Products

Products

LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber products. We believe EWP has favorable characteristics when compared to competing products, as it reduces labor and installed costs, provides cycle time advantages, and results in less material usage and waste. Plywood is used in a wide range of structural, interior, and exterior applications within the residential, industrial, and repair and remodel sectors. We also produce ponderosa pine shop lumber, which is sold primarily to industrial converters, and ponderosa pine appearance grade boards that are sold to home centers and dealers.

The following table sets forth the annual capacity, production volumes, and sales volumes of our principal products for the periods indicated:

	Year Ended December 31
	2024	2023	2022	2021	2020
	(millions)
Capacity (a)
LVL (cubic feet) (b)	36.3	34.6	34.6	34.0	34.0
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (c)(d)	2,725	2,735	2,735	2,230	2,230

Production Volumes
LVL (cubic feet) (b)	29.1	25.2	26.7	29.3	26.0
I‑joists (equivalent lineal feet) (b)	234	215	233	295	237
Plywood and PLV (sq. ft.) (3/8" basis) (c)	1,988	1,945	1,753	1,727	1,637

Sales Volumes
LVL (cubic feet) (e)	19.4	17.4	17.6	18.2	17.3
I-joists (equivalent lineal feet)	234	220	229	290	241
Plywood (sq. ft.) (3/8" basis) (f)	1,517	1,599	1,319	1,259	1,253
_______________________________________
(a)    Estimated annual capacity at the end of each year based on machinery capabilities.
(b)    During the years presented above, approximately one-third of the LVL we produced was utilized internally to produce I-joists. Capacity is based on LVL production only.

(c)    During the years presented above, approximately one-fourth of production was for PLV panels that are utilized internally to produce LVL.

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

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2024	2023	2022	2021	2020
	(millions)
Segment sales (a)	$1,832.3	$1,932.6	$2,115.9	$1,970.8	$1,323.9

Segment income (b)	$231.5	$337.1	$575.2	$531.2	$127.7
Segment depreciation and amortization (b)	93.2	98.7	73.3	55.2	71.1
Segment EBITDA (c)	$324.7	$435.8	$648.5	$586.5	$198.9
_______________________________________

(a)    Segment sales are calculated before elimination of sales to our BMD segment.

(b)    The years ended December 31, 2024 and 2023 include $2.2 million and $6.2 million, respectively, of accelerated depreciation related to the indefinite curtailment of lumber production at our Chapman, Alabama facility. The year ended December 31, 2020 includes $15.0 million of accelerated depreciation and $1.7 million of other closure costs related to the Roxboro I-joist curtailment in March 2020.

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

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2024, wood fiber accounted for approximately 39% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use PLV panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.
Logs comprised approximately 78% of our wood fiber costs during 2024, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions. Approximately 89% of our log supply in 2024 was supplied through purchases from private landowners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2024. OSB is a commodity, and prices have historically been volatile in response to industry capacity and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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
In 2024, EWP and plywood accounted for 62% and 30%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters in North America. Our BMD segment is our Wood Products segment's largest customer, representing approximately 70% of our Wood Products segment's overall sales in 2024. In 2024, approximately 75% and 50% of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our BMD segment.
Building Materials Distribution

Products

We sell a broad line of building materials, including OSB, plywood, and lumber (collectively commodities); general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. Except for EWP, we purchase most of these building materials from a broad base of third-party suppliers ranging from large manufacturers, such as Canfor, Commercial Metals Company, Hampton Lumber, Hoover Treated Wood Products, Huber Engineered Woods, James Hardie Building Products, JELD-WEN, Louisiana-Pacific, Steves & Sons, Therma-Tru Doors, Trex Company and West Fraser, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2024	2023	2022	2021	2020
	(percentage of Building Materials Distribution sales)
Commodity	35.8%	37.8%	44.9%	51.6%	46.6%
General line	42.4%	39.5%	33.3%	30.2%	35.6%
Engineered wood products	21.8%	22.7%	21.8%	18.2%	17.8%

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2024	2023	2022	2021	2020
	(millions)
Segment sales	$6,166.5	$6,178.7	$7,643.6	$7,174.3	$4,952.0

Segment income	$303.4	$335.8	$627.1	$481.1	$247.5
Segment depreciation and amortization	49.5	32.4	27.0	24.0	22.5
Segment EBITDA (a)	$352.9	$368.2	$654.1	$505.1	$270.0
_______________________________________

(a)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a non-GAAP measure.

Facilities

Our BMD segment operates a nationwide network of 38 building materials distribution facilities throughout the U.S., including door and millwork facilities in 14 markets, as well as one component manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region. In 2024, we acquired assets of door and millwork facilities in Boise, Idaho and Lakeland, Florida.
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
We believe that our national presence and long-standing relationships with many of our key suppliers allow us to obtain favorable price, terms, and supply arrangements on leading brands in the building materials industry. We also believe our broad product line provides our customers with an efficient, one-stop resource for their building materials needs. We also have expertise in special-order sourcing and merchandising support, which is a key service for our home improvement center customers that choose not to stock certain items in inventory.
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
Customers
Our customer relationships range from locally owned single-location facilities to large national dealers and home improvement centers across the U.S. and Canada, with Builders FirstSource and Home Depot being our largest customers. Substantially all sales to Builders FirstSource were recorded in our BMD segment, and sales to Home Depot were recorded in our BMD and Wood Products segments. For additional information related to customers of our Wood Products and BMD segments, see the "Sales, Marketing, and Distribution" sections above.

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
Building Materials Distribution. The building materials distribution markets in which we operate are fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Specialty Building Products Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, OrePac, Woodgrain Inc., and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem-solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. Proximity to customers is also an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our partnership with leading building materials suppliers, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers when choosing distributors. Having a sound financial position is important to our suppliers and allows for favorable terms on which to procure products. In addition, our financial condition is also important to customers who rely on us for timely delivery across a broad range of products that are consistently in stock.
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

At Boise Cascade, the health and safety of our 7,560 employees is core to how we do business. We collect and report common lagging indicators of safety performance, and our safety programs include tools, training, and resources that allow us to collect, analyze, and share leading indicators of safety-related hazards broadly across our organization. We believe that our focus on leading indicators helps to prevent future incidents and injuries. Living our values means driving the expectation that each of our employees has ownership of safety and the authority to stop work if there is a safety concern.

In addition, selecting and developing talent is a vital aspect of our human capital strategy because we believe our employees are at the heart of our purpose and fulfillment of our promise to our stakeholders. We focus on developing talent from within our businesses and supplement that talent with finding the right external hires to support key strategic objectives. Individual development includes annual performance reviews with development plans, access to a variety of resources, including self-help resources, and continuing education opportunities. Our employees are able to participate in training through a combination of online platforms and in-person learning. We work towards business continuity and personal leadership growth by developing our employees as individuals through targeted leadership programs, coaching, and focused experiences.

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

Environmental

Boise Cascade recognizes that the weight of scientific evidence indicates a changing climate associated with increasing carbon dioxide in the atmosphere and uses the Task Force on Climate-Related Financial Disclosures (TCFD) framework for communicating our position and performance on climate-related matters. We have implemented technology tools to collect material Scope 1 and Scope 2 greenhouse gas (GHG) emissions data, which further enhances our ability to track and report on climate-related issues. This is an important step in understanding the emissions impact of our operations and allows for future enhancement of reporting metrics in the TCFD framework.

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

Information About Our Executive Officers and Key Management

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 17, 2025.

Name	Age	Position
Executive Officers:
Nate Jorgensen	60	Chief Executive Officer
Jeff Strom	57	Chief Operating Officer
Kelly Hibbs	58	Senior Vice President, Chief Financial Officer, and Treasurer
Joanna Barney	51	Executive Vice President, Building Materials Distribution
Troy Little	57	Executive Vice President, Wood Products
Jill Twedt	45	Senior Vice President, General Counsel and Corporate Secretary
Key Management:
Robert Johnson	60	Senior Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Chris Seymour	53	Senior Vice President, Manufacturing Operations, Wood Products
Jim Wickham	59	Senior Vice President, Eastern Operations, Building Materials Distribution
Angella Broesch	48	Vice President, Human Resources
Chris Forrey	49	Vice President, Finance and Investor Relations
Nathan Sikes	44	Vice President, Sales and Marketing, Building Materials Distribution

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

Jeff Strom, Chief Operating Officer

Mr. Strom was appointed the company's chief operating officer in January 2025. His previous positions with the company include:

•Executive Vice President, Building Materials Distribution, March 2021 - January 2025
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

Joanna Barney, Executive Vice President, Building Materials Distribution

Ms. Barney was appointed the company’s executive vice president, Building Materials Distribution, in February 2025. Her previous positions with the company include:

•Senior Vice President, Western Operations, Building Materials Distribution, October 2023 - February 2025
•Vice President, Western Operations, Building Materials Distribution, May 2022 - October 2023
•General Manager, Western Operations, Building Materials Distribution, September 2021 - May 2022
•Branch Manager, Building Materials Distribution, September 2015 - September 2021

Ms. Barney received a bachelor’s degree in Business Finance from the University of Utah, Salt Lake City, UT.

Troy Little, Executive Vice President, Wood Products

Mr. Little was appointed the company's executive vice president, Wood Products, in February 2024. His previous positions with the company include:

•Senior Vice President, Finance & Commodity Sales, Wood Products, October 2023 - February 2024
•Vice President, Finance & Commodity Sales, Wood Products, May 2022 - October 2023
•Director of Finance & Commodity Sales, Wood Products, May 2020 - May 2022
•Financial Manager, Wood Products, May 2018 - May 2020
•Division Controller, Wood Products, October 2016 - May 2018

Mr. Little received a bachelor’s degree in Business Administration from the College of Idaho, Caldwell, ID.

Jill Twedt, Senior Vice President, General Counsel, and Corporate Secretary
Ms. Twedt was appointed the company's senior vice president, general counsel, and corporate secretary in October 2020. Her previous positions include:

•Vice President, General Counsel, and Corporate Secretary, January 2019 - October 2020
•Vice President, Legal and Corporate Secretary, August 2017 - January 2019
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
•General Manager, Eastern Operations, Building Materials Distribution, February 2021 - February 2022
•Northeastern Region Manager, Building Materials Distribution, May 2016 - February 2021
•Branch Manager, Building Materials Distribution, March 2008 - May 2016

Mr. Wickham received a bachelor’s degree in Business from Missouri State University, Springfield, MO.

Angella Broesch, Vice President, Human Resources

Ms. Broesch was appointed the company's vice president of human resources in February 2024. Her previous positions with the company include:

•Senior Human Resources Director, July 2023 - February 2024
•Director of Total Rewards, November 2020 - July 2023
•Director of Internal Audit, October 2013 - November 2020

Ms. Broesch received a bachelor's degree in Accounting from the University of Idaho, Moscow, ID.

Chris Forrey, Vice President, Finance and Investor Relations

Mr. Forrey was appointed the company's vice president of finance and investor relations in May 2024. His previous positions with the company include:

•Senior Director of Finance, March 2022 - May 2024
•Director of Tax, March 2015 - March 2022

Mr. Forrey received a bachelor's degree in Accounting and a master's degree in Taxation from Boise State University, Boise, ID. He is a certified public accountant.

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
•Branch Manager, Building Materials Distribution, February 2019 - January 2022

•Sales Manager, Building Materials Distribution, January 2014 - February 2019

Mr. Sikes received a bachelor’s degree in Business Administration from the University of Texas at Arlington, Arlington, TX.

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

A portion of the building products we produce or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance and procurement programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, trade policies, inventory levels in various distribution channels, and seasonal demand patterns.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction in the U.S. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, home equity levels, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand, including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry-level housing, increasing proportion of homes using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity.

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

Our Wood Products segment provides financial incentives, including temporary price protection, to various parties along the supply chain (including wholesale distributors, dealers, and homebuilders) to increase sales of and loyalty to our EWP products. As a result of these commercial arrangements, the full effects of announced price increases may be delayed or reduced, impacting our financial results. Furthermore, customer consolidation has been ongoing. This consolidation could increase buying power which would create demand pressure on our financial incentives and compress our margins. In addition, if financial incentives provided are not sufficient, there is a risk we could lose business at the regional or national level.

The building products distribution industry in which our BMD segment competes is fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing and availability of product, service and delivery capabilities, ability to assist customers with problem-solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers when choosing distributors. Having a sound financial position is important to our suppliers and allows for favorable terms on which to procure products. In addition, our financial condition is also important to customers who rely on us for timely delivery across a broad range of products that are consistently in stock. If our financial condition deteriorates in the future, our relationships with suppliers and customers may be negatively affected.

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
Our principal manufactured products are also subject to substitution from other wood-based products, such as EWP facing competition from numerous dimension lumber producers and other strand-based EWP that we do not produce, or plywood losing further market share to OSB in residential and non-residential applications. In addition, we have seen an increase in floor truss capacity by some of our dealer customers, partially due to the limited supply of I-joists over the last few years. The expansion of truss manufacturing, along with the increased use of slab-on-grade construction, could negatively impact our I-joist market share and net sales prices.

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

Because approximately 70% of our Wood Products sales in 2024 were to our BMD business, a material disruption at our Wood Products facilities would also negatively affect our BMD business. We are, therefore, exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our integration and the resulting impact on our BMD business.

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

As of February 2, 2025, we had approximately 7,560 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of February 2, 2025, we had ten collective bargaining agreements. One agreement covering approximately 50 employees at our Woodinville BMD facility expired on May 31, 2024 and one agreement covering approximately 40 employees at our Vancouver BMD facility expired on December 31, 2024, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2025, and two agreements covering approximately 730 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2025, but the terms and conditions of these agreements will remain in effect after expiration, pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, or additional collective bargaining agreements are formed, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

In addition, our ability to attract and retain talent is challenging due to a shortage of both hourly and technically skilled workers for our manufacturing and distribution facilities, as well as changing workforce expectations, including flexible or remote work arrangements that we may be unable to provide. Furthermore, changes in immigration laws and/or their enforcement, could result in tighter overall labor conditions and a shortage of skilled tradespeople. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

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
Wood fiber is our principal raw material, which accounted for approximately 39% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2024. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.
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
We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2024. OSB is a commodity, and prices have historically been volatile in response to industry capacity restarts and operating rates, inventory levels in various distribution channels, and seasonal demand patterns.

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
Organic growth, such as greenfield investments, involves higher fixed costs and significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, the performance of the new assets is subject to economic uncertainties, as described in our other risk factors, as well as difficulties obtaining labor, customers, or suppliers. In addition, organic growth investments may divert management's attention and resources from existing operations. Our failure to effectively expand our product and service offerings in our previously announced greenfield distribution centers in Texas and South Carolina or future projects, realize expected benefits, or manage other consequences of our organic growth could adversely affect our financial condition, operating results, and cash flows.

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

In addition, we may not be able to integrate the operations of previously acquired businesses in an efficient and cost-effective manner or without disruption to our existing operations or may not be able to realize expected benefits. Acquisitions involve significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, the performance of the acquired assets is subject to economic uncertainties, as described in our other risk factors, uncertainties related to the achievement of expected synergies, as well as difficulties integrating acquired personnel into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations.

Our failure to integrate future acquired businesses effectively, realize expected benefits, or manage other consequences of our acquisitions could adversely affect our financial condition, operating results, and cash flows.

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

For the year ended December 31, 2024, our top ten customers represented approximately 48% of our sales, with two customers accounting for approximately 12% and 10% of total sales. At December 31, 2024, receivables from two customers accounted for approximately 19% and 11% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.

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

We review the carrying value of long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We also test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. To the extent that long-lived assets, goodwill, and/or intangible assets do not provide the future economic benefit we expect, it may result in non-cash impairment or accelerated depreciation charges. These non-cash impairments or accelerated depreciation charges could have a material impact on our results of operations in the period in which these charges are recognized.

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

Risks Relating to Laws and Regulations

Changes in foreign trade policy, including the imposition of tariffs, could impact our product pricing and input costs.

Our Wood Products and BMD segments could be negatively impacted by changes in tariffs, duties, taxes, or customs resulting from changes in U.S. and foreign trade policy. We export finished wood products and other building materials to foreign markets, primarily to Canada. In addition, we purchase raw materials to be used as inputs in our manufacturing business and inventory purchased for resale in our distribution business from suppliers and manufacturers that are located outside of the United States. Given the nature of our business operations, actions taken by the U.S. government regarding trade policy, such as renegotiating or terminating existing trade agreements or leveraging tariffs, could adversely impact our product pricing and input costs, the supply of products available to us, as well as the demand for the products we manufacture and distribute. Further, if we experience increases in input costs, we may be unable to pass these cost increases along to our customers, thereby reducing our margins. We cannot predict future U.S. or foreign trade policy, however, the impacts of changes in trade policy discussed above could have a material adverse effect on our results of operations, cash flows, and financial condition.

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

•changes in key personnel;

•strategic actions by us, our customers, or our competitors, such as acquisitions, consolidations, or restructurings;

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

•sales of common stock by our management team or board of directors;

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding the risks we face from cybersecurity threats, see Item 1A. "Risk Factors" included in this report.

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

Recognizing the complexity and evolving nature of cybersecurity threats, we engage independent third parties to penetration test our systems, consult on security enhancements, and perform industrial control system audits. In addition, our IT-related internal controls over financial reporting are audited by both our internal auditors and independent external auditors. These practices allow us to leverage specialized knowledge and insights, identify risks, and continuously improve our information technology internal controls and processes to respond to the evolving cybersecurity threats.

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

We have also developed a data breach response plan that includes policies and procedures to assess the nature and scope of an incident that has been determined to be a data breach, identify the information systems and types of information that may have been accessed or misused, contain and control the incident, maintain or restore business continuity, and communicate the incident to the necessary parties, dependent upon the nature and severity of the incident. In addition, we have formed a data breach response team that is comprised of individuals across the organization, including our IT Director, executive management, information technology and security, risk management, audit, legal, privacy and compliance, finance, communications, and business and IT operations. The data breach response plan outlines the roles and responsibilities of each team member, including monitoring of new data breach reporting regulations and communication protocols for incident reporting. In the event of a verified data breach, the data breach response team communicates the data breach to internal and external stakeholders, including employees, vendors, customers, law enforcement, and other federal or state agencies. The data breach response team also works with the necessary individuals to determine whether a verified data breach has a material impact to the company. If determined to be material, the data breach response team provides our CEO with documentation to communicate the incident to our board of directors.

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

    The following is a list of our facilities by segment as of February 14, 2025. We lease office space for our corporate headquarters in Boise, Idaho.

Wood Products

    We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 14, 2025:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	11	Alabama, Florida, Louisiana (2), Oregon (5), South Carolina, and Washington
LVL/I-joist/laminated beam plants	5	Alabama, Louisiana, Oregon, Idaho, and Canada
Sawmills	2	Washington

Building Materials Distribution

    Our BMD business operates a nationwide network of 38 owned and leased distribution facilities across the U.S., including door and millwork facilities in 14 markets. The total approximate square footage of our warehouse space is 6.3 million, of which 3.4 million square feet are owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD operates a single component manufacturing plant.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 14, 2025, there were 37,932,989 shares of our common stock outstanding, held by six stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Dividends

    Information regarding the payment of dividends is discussed in more detail under "Financing Activities—Dividends on Common Stock" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Performance Graph

    The following graph compares the return on a $100 investment in our common stock on December 31, 2019, with a $100 investment also made on December 31, 2019, in the S&P SmallCap 600 Index and in our peer group, which is comprised of companies within the S&P 600 Building Products Index. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)    $100 invested in stock or index on December 31, 2019, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
    We did not sell any unregistered securities from January 1, 2024, through December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. During fourth quarter 2024, we repurchased 280,750 shares under the Program at a cost of $36.4 million, or an average of $129.64 per share. Set forth below is information regarding the Company's share repurchases under the Program during the fourth quarter ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	50,000	$137.54	50,000	2,038,966
November 1, 2024 - November 30, 2024	2,600	139.48	2,600	2,036,366
December 1, 2024 - December 31, 2024	228,150	127.79	228,150	1,808,216
Total	280,750	$129.64	280,750	1,808,216

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

    The following sections discuss our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Company Background

    Boise Cascade is a large, integrated wood products manufacturer and building materials distributor with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood; and (ii) Building Materials Distribution (BMD), which is a wholesale distributor of building materials. For more information, see Note 3, Revenues, and Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and industrial applications. We have a broad base of customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Our Wood Products and BMD segments are integrated from wood fiber procurement through distribution. During 2024, approximately 70% of our Wood Products segment sales, or approximately 75% and 50% of our Wood Product segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

    We recorded income from operations of $490.0 million during the year ended December 31, 2024, compared with $624.4 million during the same period in the prior year. In our Wood Products segment, income decreased by $105.7 million to $231.5 million for the year ended December 31, 2024, from $337.1 million in 2023. The decrease in segment income was due primarily to lower EWP and plywood sales prices, as well as higher wood fiber and conversion costs. These decreases were offset partially by higher EWP sales volumes. In our BMD segment, income decreased $32.4 million to $303.4 million for the year ended December 31, 2024, from $335.8 million for the year ended December 31, 2023. The decline in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $37.4 million and $17.2 million, respectively. These decreases in segment income were offset partially by a gross margin increase of $15.1 million, resulting primarily from improved gross margins on general line products, offset partially by lower gross margins on EWP and commodity products. These changes are discussed further in "Our Operating Results" below.

    We ended 2024 with $713.3 million of cash and cash equivalents and $450.0 million of debt. At December 31, 2024, we had $395.7 million of unused committed bank line availability. We used $236.3 million of cash during the year ended December 31, 2024, as cash provided by operations was offset by capital spending, dividends paid on our common stock, and treasury stock purchases. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

    Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity, and light commercial construction. Residential construction, particularly new single-family construction, is the key demand driver for the products we manufacture and distribute. As reported by the U.S. Census Bureau, housing starts were 1.37 million in 2024. Current industry forecasts for U.S. housing starts are approximately 1.35 million in 2025. Single-family starts in 2024 outpaced 2023 levels by 7%, and are expected to remain at approximately 1.0 million, despite the affordability challenges consumers are facing in the current rate environment. Multi-family starts declined sharply in 2024 and are expected to continue to face headwinds in 2025 due to prohibitive capital costs for developers, combined with elevated levels of multi-family unit completions in 2023 and 2024. We expect 2025 to reflect modest growth in home improvement spending, as the age of U.S. housing stock, elevated levels of homeowner equity, and recent improvement in existing home sales will provide a favorable backdrop for repair-and-remodel spending. Ultimately, macroeconomic factors, the level and expectations for mortgage rates, home affordability, home equity levels, home size, levels of new and existing home inventory for sale, and other factors will influence the near-term demand environment for the products we manufacture and distribute.

    As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Future product pricing, particularly commodity products pricing and input costs, may be volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. In addition, changes in laws or government regulations, such as the imposition of tariffs, could impact our product pricing and input costs.

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

    Commodity Nature of a Portion of Our Products

    A portion of the building products we manufacture or distribute, including OSB, plywood, and lumber, are commodities that are widely available from other manufacturers or distributors, with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we produce or distribute may fall below our cash production or purchase costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective facilities maintenance and procurement programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been volatile historically.

The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the period noted below.

Year Ended December 31
2024 versus 2023
Increase (decrease) in composite panel prices	1%
Increase (decrease) in Western Fir plywood prices	1%
Increase (decrease) in Southern Pine plywood prices	(5)%
Increase (decrease) in OSB prices	6%
Increase (decrease) in composite lumber prices	(3)%

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

    General Economic and Industry Conditions Affecting Demand

    The level of housing starts is especially important to our results of operations. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, home equity levels, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand, including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry-level housing, increasing proportion of homes using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity. In addition, EWP demand will be highly influenced by single-family housing starts.

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

    Cost and Availability of Raw Materials

    Our principal raw material is wood fiber, which accounted for approximately 39% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2024. Logs comprised approximately 78% of our wood fiber costs during 2024, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

    The following table provides the change in our average per-unit log costs for the period noted below:

Year Ended December 31
2024 versus 2023
Increase (decrease) in per-unit log costs	(1)%

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

    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2024. OSB is a commodity, and prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, trade policies, inventory levels in various distribution channels, and seasonal demand patterns.

    Wood fiber also includes, to a lesser extent than OSB, lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB.

    We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2024. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

    We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2024 and 2023:

	Year Ended December 31
	2024	2023
	(millions)
Sales	$6,724.3	$6,838.2

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	5,393.6	5,409.3
Depreciation and amortization	144.1	132.5
Selling and distribution expenses	594.9	559.5
General and administrative expenses	102.3	114.4
Other (income) expense, net	(0.7)	(1.9)
	6,234.3	6,213.9

Income from operations	$490.0	$624.4

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	80.2%	79.1%
Depreciation and amortization	2.1	1.9
Selling and distribution expenses	8.8	8.2
General and administrative expenses	1.5	1.7
Other (income) expense, net	—	—
	92.7%	90.9%

Income from operations	7.3%	9.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the years ended December 31, 2024 and 2023.

	Year Ended December 31
	2024	2023
	(thousands)
U.S. Housing Starts (a)
Single-family	1,012.1	947.7
Multi-family	353.9	472.3
	1,366.0	1,420.0

	(millions)
Segment Sales
Wood Products	$1,832.3	$1,932.6
Building Materials Distribution	6,166.5	6,178.7
Intersegment eliminations	(1,274.5)	(1,273.0)
	$6,724.3	$6,838.2

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	19.4	17.4
I-joists (equivalent lineal feet)	234	220
Plywood (sq. ft.) (3/8" basis)	1,517	1,599
Lumber (board feet)	78	125

	(dollars per unit)
Wood Products
Average Net Selling Prices
LVL (cubic foot)	$27.87	$30.01
I-joists (1,000 equivalent lineal feet)	1,949	2,088
Plywood (1,000 sq. ft.) (3/8" basis)	355	372
Lumber (1,000 board feet)	682	667

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	35.8%	37.8%
General line	42.4%	39.5%
Engineered wood products	21.8%	22.7%

Gross margin percentage (b)	15.3%	15.0%
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

2024 Compared With 2023

Sales

    For the year ended December 31, 2024, total sales decreased $114.0 million, or 2%, to $6,724.3 million from $6,838.2 million during the year ended December 31, 2023. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver for our sales. During 2024, total U.S. housing starts decreased 4%, while single-family housing starts increased 7%, compared with 2023. For the year ended December 31, 2024, average composite lumber and average composite panel prices were 3% lower and 1% higher, respectively, compared with 2023, as reflected by Random Lengths composite lumber and panel pricing.

    Wood Products.  During the year ended December 31, 2024, sales, including sales to our BMD segment, decreased $100.3 million, or 5%, to $1,832.3 million from $1,932.6 million in 2023. The decrease in sales was driven by lower sales prices of 7% for both LVL and I-joists (collectively referred to as EWP), resulting in decreased sales of $41.4 million and $32.4 million, respectively. Plywood sales volumes and sales prices both decreased 5%, resulting in decreased sales of $30.4 million and $25.4 million, respectively. Plywood sales volumes decreased as we shifted a higher proportion of our internally produced veneer into EWP production, due to increased demand for EWP. In addition, other sales, including lumber and residual byproducts, decreased $44.7 million. These decreases were offset partially by higher sales volumes for LVL and I-joists of 11% and 7%, respectively, resulting in increased sales of $59.7 million and $30.4 million, respectively.

    Building Materials Distribution.  During the year ended December 31, 2024, sales decreased $12.2 million, or less than 1%, to $6,166.5 million from $6,178.7 million in 2023. Compared with the prior year, the overall decrease in sales was driven by a sales price decrease of 3%, offset partially by a sales volume increase of 3%. Excluding the impact of the BROSCO acquisition on October 2, 2023, sales would have decreased by 2%. By product line, commodity sales decreased 5%, or $128.0 million, general line product sales increased 7%, or $172.3 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) decreased 4%, or $56.5 million.

Costs and Expenses

    Materials, labor, and other operating expenses (excluding depreciation) decreased $15.7 million, or less than 1%, to $5,393.6 million for the year ended December 31, 2024, compared with $5,409.3 million during the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher EWP sales volumes, higher costs of OSB (used in the manufacture of I-joists), and increased labor costs compared with 2023. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 480 basis points, due primarily to lower EWP and plywood sales prices. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decrease in product prices, offset partially by an increase in purchased materials costs due to the BROSCO acquisition. The BMD segment MLO rate decreased 30 basis points, driven by higher margin percentages on general line products, offset partially by lower margins on EWP compared with 2023.

    Depreciation and amortization expense increased $11.6 million, or 9%, to $144.1 million for the year ended December 31, 2024, compared with $132.5 million during the prior year. The increase was due primarily to the BROSCO acquisition and other capital expenditures. These increases were offset partially by less accelerated depreciation recorded in 2024 than 2023 related to the indefinite curtailment of lumber production at our Chapman, Alabama facility.

    Selling and distribution expenses, inclusive of the BROSCO acquisition, increased $35.4 million, or 6%, to $594.9 million for the year ended December 31, 2024, compared with $559.5 million for the prior year. The increase was due primarily to higher employee-related expenses of $21.9 million, offset partially by decreased incentive compensation expense of $6.6 million. Shipping and handling and occupancy costs both increased $2.5 million. In addition, costs related to professional fees, travel and entertainment, and advertising increased $5.4 million.

    General and administrative expenses decreased $12.1 million, or 11%, to $102.3 million for the year ended December 31, 2024, compared with $114.4 million for the prior year. The decrease was primarily the result of lower incentive compensation of $9.5 million. In addition, we incurred $5.1 million of acquisition-related expenses in the prior year for the BROSCO acquisition. These decreases were offset partially by an increase in other employee-related expenses of $1.5 million.

Income From Operations

    Income from operations decreased $134.3 million to $490.0 million for the year ended December 31, 2024, compared with $624.4 million for the year ended December 31, 2023.

 Wood Products.  For the year ended December 31, 2024, segment income decreased $105.7 million to $231.5 million from $337.1 million for the year ended December 31, 2023. The decrease in segment income was due primarily to lower EWP and plywood sales prices, as well as higher wood fiber and conversion costs. These decreases in segment income were offset partially by higher EWP sales volumes.

Building Materials Distribution.  For the year ended December 31, 2024, segment income decreased $32.4 million to $303.4 million from $335.8 million for the year ended December 31, 2023. The decline in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $37.4 million and $17.2 million, respectively. These decreases in segment income were offset partially by a gross margin increase of $15.1 million, resulting primarily from improved gross margins on general line products, offset partially by lower gross margins on EWP and commodity products. In addition, general and administrative expenses decreased $6.7 million, primarily due to $5.1 million of acquisition-related expenses in the prior year for the BROSCO acquisition.

Corporate.  Unallocated corporate expenses decreased $3.8 million to $44.8 million for the year ended December 31, 2024, from $48.6 million for the year ended December 31, 2023. The decrease was due primarily to lower incentive compensation, offset partially by an increase in other employee-related expenses.

Other

    Interest Income. Interest income decreased $9.0 million to $39.1 million for the year ended December 31, 2024, from $48.1 million for the year ended December 31, 2023. The decrease was due primarily to lower average balances of cash equivalents.

    Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Disclosures of Financial Market Risks" and "Financial Instruments" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Income Tax Provision

    For the years ended December 31, 2024 and 2023, we recorded $125.4 million and $161.4 million, respectively, of income tax expense and had an effective rate of 25.0% for both periods. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

    During the years ended December 31, 2024 and 2023, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    For more information related to our income taxes, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Liquidity and Capital Resources

    We ended 2024 with $713.3 million of cash and cash equivalents and $450.0 million of debt. At December 31, 2024, we had $1,109.0 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $236.3 million during the year ended December 31, 2024, as cash provided by operations was offset by capital spending, dividends paid on our common stock, and treasury stock purchases, as further discussed below.

    At December 31, 2024, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date, and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2025 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2025.

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

	Year Ended December 31
	2024	2023
	(thousands)
Net cash provided by operations	$438,320	$687,458
Net cash used for investment	(237,820)	(375,552)
Net cash used for financing	(436,814)	(360,676)

Operating Activities

2024 Compared With 2023

In 2024, our operating activities generated $438.3 million of cash, compared with $687.5 million in 2023. The $249.1 million decrease in cash provided by operations in 2024 relates primarily to the following:

•A $105.7 million decrease in income in our Wood Products segment and a $32.4 million decrease in income in our BMD segment. See "Our Operating Results" above for a discussion on our results for 2024.

•A $94.8 million increase in working capital during 2024, compared with a $23.6 million decrease in working capital during 2023. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, participation in early-buy programs with certain vendors, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increase in working capital in 2024 was primarily attributable to an increase in inventories and a decrease in accounts payable and accrued liabilities, offset partially by decreased receivables. The increase in inventories was due primarily to weaker market conditions and participation in certain BMD vendors' early-buy programs in 2024, as well as recently added inventory for our door and millwork facilities in our BMD segment. The decrease in accounts payable and accrued liabilities was primarily due to less purchasing activity as a result of decreased demand, as well as lower accrued incentive compensation. The decrease in receivables primarily reflects decreased sales of approximately 5%, comparing sales for the month of December 2024 with sales for the month of December 2023. The decrease in working capital in 2023 was primarily attributable to an increase in accounts payable and accrued liabilities and decreased inventories, offset partially by higher receivables. The increase in accounts payable was related to increased purchasing in fourth quarter 2023 in response to improved demand compared to fourth quarter 2022 and extended terms offered by certain BMD vendors. The decrease in inventories was due primarily to improved housing demand in fourth quarter 2023 compared to fourth quarter 2022, offset partially by increased inventories at some BMD locations due to location expansions. The increase in receivables in 2023 primarily reflects increased sales of approximately 7%, comparing sales for the month of December 2023 with sales for the month of December 2022.

•A $2.4 million decrease in cash paid for income taxes, net of refunds. During 2024, cash paid for taxes, net of refunds received was $130.6 million, compared to $133.0 million in 2023. The decrease in cash paid for income taxes is primarily due to timing of income tax payments.

Investment Activities

    Net cash used for investing activities was $237.8 million and $375.6 million during 2024 and 2023, respectively.

2024

    During the year ended December 31, 2024, we used approximately $229.6 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In our Wood Products segment, our 2024 capital spending includes spending to convert a plywood layup line to a parallel laminated veneer line at our Chapman, Alabama veneer and plywood mill. In addition, it includes spending on multi-year investment projects to add I-joist production capabilities at our Thorsby, Alabama EWP mill, as well as significant modernization projects at our Oakdale, Louisiana veneer and plywood mill. In our BMD segment, our 2024 capital spending includes spending on the previously announced greenfield distribution centers in Texas and South Carolina. In addition, it includes the purchase of previously leased distribution centers in Westfield, Massachusetts and Chicago, Illinois. Purchases of property and equipment also included approximately $5 million for environmental compliance in 2024.

In addition, during the year ended December 31, 2024, we used $10.2 million of cash for acquisitions of businesses and facilities, which consisted of $3.4 million for post-transaction closing adjustments related to the BROSCO acquisition, as well as $6.8 million for acquired assets of door and millwork operations in Boise, Idaho and Lakeland, Florida. For further discussion on these acquisitions, see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Excluding potential acquisitions, we expect capital expenditures in 2025 to total approximately $220 million to $240 million. We expect our capital spending in 2025 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2025 capital expenditures range includes additional spending on the multi-year investments at our Thorsby EWP and Oakdale veneer and plywood mills, as well as our greenfield distribution centers in Texas and South Carolina, as discussed above. In addition, we expect to spend approximately $4 million for environmental compliance in 2025. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

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

Financing Activities

    During 2024, our financing activities used $436.8 million of cash, including $228.8 million in common stock dividend payments, $194.9 million for the repurchase of 1,513,095 shares of our common stock, and $11.1 million of tax withholding payments on stock-based awards. See "Dividends on Common Stock" below for further discussion of common stock dividend payments and "Stock Repurchase Program" below for further discussion of stock repurchases. During 2024, we did not borrow under our revolving credit facility and therefore had no borrowings outstanding on the facility as of December 31, 2024.

    During 2023, our financing activities used $360.7 million of cash, including $346.5 million in common stock dividend payments, $6.4 million for the repurchase of 75,678 shares of our common stock, and $5.9 million of tax withholding payments on stock-based awards. At December 31, 2023, we had no borrowings outstanding under the revolving credit facility.

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

    For more information regarding our dividend declarations and payments made during 2024 and 2023, see Note 12, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Stock Repurchase Program

    On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares, and there is no set date that the program will expire. Our board of directors, at its discretion, may increase or decrease the number of authorized shares or terminate the Program at any time. During the year ended December 31, 2024, we repurchased 1,513,095 shares under the Program. As of December 31, 2024, there were approximately 1.8 million shares of common stock that may yet be purchased under the Program. For more information related to our stock repurchases, see Note 12, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other Material Cash Requirements

Long-term Debt and Interest

    As of December 31, 2024, we had long-term debt with varying maturities totaling an aggregate principal of $450.0 million, with no principal payments required within 12 months. Future interest payments associated with the long-term debt total approximately $124 million, with approximately $22 million payable within 12 months. Long-term debt and interest amounts assume our debt is held to maturity. For more information, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Leases

    We enter into various operating and finance leases for our distribution centers, as well as other property and equipment. As of December 31, 2024, our minimum lease payments for operating leases were $66.5 million, with $13.1 million of lease payments required within 12 months. As of December 31, 2024, our minimum lease payments for finance leases were $44.8 million, with $3.7 million of lease payments required within 12 months. These amounts exclude the undiscounted future lease payments for additional leases signed but not yet commenced as of December 31, 2024 of approximately $9 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. See Note 2, Summary of Significant Accounting Policies, and Note 9, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Purchase Obligations for Raw Materials

    As of December 31, 2024, we have contracts to purchase approximately $124 million of logs, approximately $55 million of which will be purchased pursuant to fixed-price contracts and approximately $69 million of which will be purchased pursuant to variable-price contracts. The $69 million is estimated using current contractual index pricing, but actual prices depend on future market prices. We are required to purchase approximately $42 million of logs within 12 months. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2024 and 2023, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    A portion of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, trade policies, inventory levels in various distribution channels, and seasonal demand patterns. For further discussion of commodity price risk, refer to "Item 1A. Risk Factors" of this Form 10-K and "Factors That Affect Our Operating Results and Trends" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate Secured Overnight Financing Rate (SOFR) on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2024, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2024, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2024, we recorded a current asset of $0.9 million in "Prepaid expenses and other" on our Consolidated Balance Sheet. At December 31, 2023, we recorded a long-term asset of $3.0 million in "Other assets" on our Consolidated Balance Sheet. These assets represent the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Foreign Currency Risk

    We have sales in countries outside the U.S. As a result, we are exposed to movements in foreign currency exchange rates, primarily in Canada, but we do not believe our exposure to currency fluctuations is significant.

Financial Instruments

    The table below provides information as of December 31, 2024, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2024 rates and does not attempt to project future rates.

							December 31, 2024
	2025	2026	2027	2028	2029	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$—	$400.0	$400.0	$377.0
Average interest rates	—	—	—	—	—	4.875%	4.875%	—
Variable-rate debt payments (a)
Term Loan	$—	$—	$50.0	$—	$—	$—	$50.0	$50.0
Average interest rates	—	—	5.2%	—	—	—	5.2%	—
_______________________________________

(a)    These obligations are further explained in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

    The table below provides information as of December 31, 2024, about our interest rate swap. For information on our interest rate swap, see "Interest Rate Risk" of Note 14, Financial Instrument Risk, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The following is information about the notional amount and interest rate by contractual maturity date for our interest rate swap agreement, as well as the fair value at December 31, 2024:

							December 31, 2024
	2025	2026	2027	2028	2029	There- after	Total	Fair Value
	(millions, other than percentages)
Interest rate swap
Variable to fixed notional amount	$50.0	$—	$—	$—	$—	$—	$50.0	$0.9
Average pay rate (a)	0.4%	—	—	—	—	—	0.4%	—
Average receive rate (b)	4.5%	—	—	—	—	—	4.5%	—
_______________________________________

(a)    Represents the weighted average actual fixed interest rate payable on our interest rate swap.

(b)    Represents the weighted average variable interest rate receivable on our interest rate swap at December 31, 2024.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to ensure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2024, we paid an insignificant amount in environmental fines and penalties.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2024 and 2023, we spent approximately $5 million and $3 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $4 million in 2025 for this purpose.

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

In February 2024, the EPA finalized a rule to lower the primary annual National Ambient Air Quality Standard (NAAQS) for fine particulate matter (PM-2.5). This lower PM-2.5 standard resulted in more areas within the U.S. that exceed the NAAQS. Areas not in compliance with the new standard will be classified as non-attainment areas. It is possible that some of our manufacturing facilities are located in areas that will be reclassified as non-attainment areas. Non-attainment areas must develop regulations designed to bring the areas into attainment. Our manufacturing facilities located in non-attainment areas will be subject to more stringent emission limits and permitting requirements, which could require additional costs to implement improvements to ensure compliance. Further, because the standard is now at or near the typical ambient concentration at many locations where we operate, it could be more difficult to permit mill expansions, which may restrict our future growth. We are unable to predict the specific impact to our facilities until attainment area designations are completed and implementation details are finalized in 2026.

In 2016, our facilities began complying with the Boiler Maximum Achievable Control Technology (Boiler MACT) regulations, which regulate emissions of hazardous air pollutants from industrial boilers and process heaters. Following litigation of the standards, in September 2022, the EPA adopted more stringent Boiler MACT emission standards for several types of boilers, including boilers common to our facilities. Boilers must be in compliance with the revised standards by September 2025. We determined boiler improvement projects were necessary to meet the revised standards at three of our facilities and we substantially completed these projects in 2024.

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

The Oregon Department of Environmental Quality (ODEQ) Cleaner Air Oregon (CAO) rules regulate toxic air emissions from manufacturing facilities located in Oregon. The rules are risk-based, and the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first tier risk group. Our Medford plywood mill was identified in the second tier risk group and was selected into the program in October 2024. Our other Oregon mills were identified in the third and fourth tier risk groups and will likely not be selected for several more years. When selected into the program, the facilities will incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk. As we were recently selected into the program, we are unable to estimate the specific impact to our business at this time.

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

EWP Rebates and Allowances

    We provide EWP rebates at various stages of the supply chain (including distributors, dealers, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the expected amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to the time lag of information and it is challenging to estimate sales subject to rebate as the products transition beyond our wholesale customers and through the supply chain to homebuilders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider when estimating sales activity at dealers and homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At both December 31, 2024 and 2023, we had $63.0 million of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

    We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2024. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

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

    We believe EBITDA, Adjusted EBITDA and Segment EBITDA are meaningful measures because they present a transparent view of our recurring operating performance and allow management to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. We also believe EBITDA, Adjusted EBITDA and Segment EBITDA are useful to investors because they provide a means to evaluate the operating performance of our segments and our Company on an ongoing basis using criteria that are used by our management and because they are frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. EBITDA, Adjusted EBITDA and Segment EBITDA, however, are not measures of our liquidity or financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measure derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. The use of EBITDA, Adjusted EBITDA and Segment EBITDA instead of net income or segment income have limitations as analytical tools, including the inability to determine profitability; the exclusion of interest expense, interest income, and associated significant cash requirements; and the exclusion of depreciation and amortization, which represent unavoidable operating costs. Management compensates for these limitations by relying on our GAAP results. Our measures of EBITDA, Adjusted EBITDA and Segment EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
    The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31
	2024	2023	2022

Net income	$376,354	$483,656	$857,658
Interest expense	24,067	25,496	25,412
Interest income	(39,139)	(48,106)	(12,263)
Income tax provision	125,405	161,393	288,723
Depreciation and amortization	144,113	132,467	101,593
EBITDA	630,800	754,906	1,261,123
Change in fair value of interest rate swaps	2,038	1,791	(3,559)
Adjusted EBITDA	$632,838	$756,697	$1,257,564

The following table reconciles segment income and unallocated corporate costs to Segment EBITDA, EBITDA and Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022:

	Year Ended
	December 31
	2024	2023	2022

Wood Products
Segment income	$231,454	$337,132	$575,167
Depreciation and amortization	93,203	98,710	73,308
Segment EBITDA	$324,657	$435,842	$648,475

Building Materials Distribution
Segment income	$303,385	$335,808	$627,091
Depreciation and amortization	49,534	32,353	27,005
Segment EBITDA	$352,919	$368,161	$654,096

Corporate
Unallocated corporate costs	$(44,801)	$(48,554)	$(44,409)
Foreign currency exchange gain (loss)	(1,164)	7	(1,584)
Pension expense (excluding service costs)	(149)	(163)	(294)
Change in fair value of interest rate swaps	(2,038)	(1,791)	3,559
Depreciation and amortization	1,376	1,404	1,280
EBITDA	(46,776)	(49,097)	(41,448)
Change in fair value of interest rate swaps	2,038	1,791	(3,559)
Corporate Adjusted EBITDA	$(44,738)	$(47,306)	$(45,007)

Total Company Adjusted EBITDA	$632,838	$756,697	$1,257,564

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company
Consolidated Statements of Operations

	Year Ended December 31
	2024	2023	2022
	(thousands, except per-share data)
Sales	$6,724,294	$6,838,245	$8,387,307

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	5,393,607	5,409,311	6,472,540
Depreciation and amortization	144,113	132,467	101,593
Selling and distribution expenses	594,927	559,503	553,251
General and administrative expenses	102,317	114,434	103,750
Other (income) expense, net	(708)	(1,856)	(1,676)
	6,234,256	6,213,859	7,229,458

Income from operations	490,038	624,386	1,157,849

Foreign currency exchange gain (loss)	(1,164)	7	(1,584)
Pension expense (excluding service costs)	(149)	(163)	(294)
Interest expense	(24,067)	(25,496)	(25,412)
Interest income	39,139	48,106	12,263
Change in fair value of interest rate swaps	(2,038)	(1,791)	3,559
	11,721	20,663	(11,468)

Income before income taxes	501,759	645,049	1,146,381
Income tax provision	(125,405)	(161,393)	(288,723)
Net income	$376,354	$483,656	$857,658

Weighted average common shares outstanding:
Basic	39,086	39,649	39,526
Diluted	39,318	39,901	39,772

Net income per common share:
Basic	$9.63	$12.20	$21.70
Diluted	$9.57	$12.12	$21.56

Dividends declared per common share	$5.82	$8.70	$4.01

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2024	2023	2022
	(thousands)
Net income	$376,354	$483,656	$857,658
Other comprehensive income, net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $10, $(7), and $122, respectively	28	(22)	367
Amortization of actuarial loss, net of tax of $9, $8, and $21, respectively	29	25	62
Effects of settlements, net of tax of $—, $—, and $32, respectively	—	—	98
Other comprehensive income, net of tax	57	3	527
Comprehensive income	$376,411	$483,659	$858,185

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets

	December 31
	2024	2023
	(thousands)
ASSETS
Current
Cash and cash equivalents	$713,260	$949,574
Receivables
Trade, less allowances of $5,506 and $3,278	321,820	352,780
Related parties	173	181
Other	22,772	20,740
Inventories	803,296	712,369
Prepaid expenses and other	24,747	21,170
Total current assets	1,886,068	2,056,814

Property and equipment, net	1,047,083	932,633
Operating lease right-of-use assets	49,673	62,868
Finance lease right-of-use assets	22,128	24,003
Timber deposits	6,916	7,208
Goodwill	171,945	170,254
Intangible assets, net	173,027	190,743
Deferred income taxes	3,705	4,854
Other assets	8,838	9,269
Total assets	$3,369,383	$3,458,646

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)

	December 31
	2024	2023
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$297,676	$310,175
Related parties	1,315	1,501
Accrued liabilities
Compensation and benefits	127,415	149,561
Interest payable	9,957	9,958
Other	127,653	122,921
Total current liabilities	564,016	594,116

Debt
Long-term debt, net	446,167	445,280

Other
Compensation and benefits	42,006	40,189
Operating lease liabilities, net of current portion	43,174	56,425
Finance lease liabilities, net of current portion	26,883	28,084
Deferred income taxes	78,849	82,014
Other long-term liabilities	17,014	16,874
	207,926	223,586

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 45,139 and 44,983 shares issued, respectively	451	450
Treasury stock, 6,956 and 5,443 shares at cost, respectively	(341,974)	(145,335)
Additional paid-in capital	565,041	560,697
Accumulated other comprehensive loss	(460)	(517)
Retained earnings	1,928,216	1,780,369
Total stockholders' equity	2,151,274	2,195,664
Total liabilities and stockholders' equity	$3,369,383	$3,458,646

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2024	2023	2022
	(thousands)
Cash provided by (used for) operations
Net income	$376,354	$483,656	$857,658
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	147,402	135,414	103,879
Stock-based compensation	15,486	15,410	11,870
Pension expense	149	163	294
Deferred income taxes	(2,416)	(180)	59,666
Change in fair value of interest rate swaps	2,038	1,791	(3,559)
Other	(379)	(1,898)	(1,043)
Decrease (increase) in working capital, net of acquisitions
Receivables	31,068	(35,024)	158,073
Inventories	(89,266)	22,286	(13,903)
Prepaid expenses and other	(1,029)	(824)	(2,834)
Accounts payable and accrued liabilities	(35,595)	37,146	(100,354)
Income taxes payable	(2,405)	28,590	(30,561)
Other	(3,087)	928	2,033
Net cash provided by operations	438,320	687,458	1,041,219

Cash provided by (used for) investment
Expenditures for property and equipment	(229,569)	(215,438)	(114,117)
Acquisitions of businesses and facilities, net of cash acquired	(10,221)	(162,774)	(515,237)
Proceeds from sales of assets and other	1,970	2,660	3,898
Net cash used for investment	(237,820)	(375,552)	(625,456)

Cash provided by (used for) financing
Treasury stock purchased	(194,904)	(6,426)	—
Dividends paid on common stock	(228,814)	(346,493)	(159,564)
Tax withholding payments on stock-based awards	(11,141)	(5,926)	(3,930)
Payments of deferred financing costs	—	—	(1,174)
Other	(1,955)	(1,831)	(1,658)
Net cash used for financing	(436,814)	(360,676)	(166,326)

Net increase (decrease) in cash and cash equivalents	(236,314)	(48,770)	249,437

Balance at beginning of the period	949,574	998,344	748,907

Balance at end of the period	$713,260	$949,574	$998,344

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2021	44,698	$447	5,367	$(138,909)	$543,249	$(1,047)	$948,879	$1,352,619
Net income							857,658	857,658
Other comprehensive income						527		527
Common stock issued	129	1						1
Stock-based compensation					11,870			11,870
Common stock dividends ($4.01 per share)							(160,796)	(160,796)
Tax withholding payments on stock-based awards					(3,930)			(3,930)
Proceeds from exercise of stock options					27			27
Other					(1)			(1)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975
Net income							483,656	483,656
Other comprehensive income						3		3
Common stock issued	156	2						2
Treasury stock purchased			76	(6,426)				(6,426)
Stock-based compensation					15,410			15,410
Common stock dividends ($8.70 per share)							(349,028)	(349,028)
Tax withholding payments on stock-based awards					(5,926)			(5,926)
Other					(2)			(2)
Balance at December 31, 2023	44,983	$450	5,443	$(145,335)	$560,697	$(517)	$1,780,369	$2,195,664
Net income							376,354	376,354
Other comprehensive income						57		57
Common stock issued	156	1						1
Treasury stock purchased			1,513	(194,904)				(194,904)
Stock-based compensation					15,486			15,486
Common stock dividends ($5.82 per share)							(228,507)	(228,507)
Tax withholding payments on stock-based awards					(11,141)			(11,141)
Other				(1,735)	(1)			(1,736)
Balance at December 31, 2024	45,139	$451	6,956	$(341,974)	$565,041	$(460)	$1,928,216	$2,151,274

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

Cash and Cash Equivalents

    Cash equivalents consist of short-term investments that have an original maturity of three months or less at the date of purchase. At December 31, 2024 and 2023, the majority of our cash and cash equivalents were comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2024 and 2023, we had $5.5 million and $3.3 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2024, our top ten customers represented approximately 48% of sales, with two customers accounting for approximately 12% and 10% of total sales, respectively. At December 31, 2024, receivables from two customers accounted for approximately 19% and 11% of total receivables. At December 31, 2023, receivables from these two customers accounted for approximately 19% and 13% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to allowances are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectable accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2024 and 2023, we held $679.5 million and $899.4 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2024 and 2023, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $377.0 million and $374.5 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

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

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2024 and 2023, we had $17.7 million and $17.4 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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
Leases
    We primarily lease land, buildings, and equipment under operating and finance leases. We determine if an arrangement is a lease at inception and assess lease classification as either operating or finance at lease inception or upon modification. Substantially all of our leases with initial terms greater than one year are for real estate, including distribution centers, corporate headquarters, land, and other office space. Substantially all of these lease agreements have fixed payment terms based on the passage of time and are recorded in our BMD segment. Many of our leases include fixed escalation clauses, renewal options and/or termination options that are factored into our determination of lease term and lease payments when appropriate. Renewal options generally range from one to ten years with fixed payment terms similar to those in the original lease agreements. Some lease agreements provide us with the option to purchase the leased property at market value. Our lease agreements do not contain any residual value guarantees.
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

    Inventories included the following (work in process is not material):

	December 31, 2024	December 31, 2023
	(thousands)
Finished goods and work in process	$695,901	$604,624
Logs	50,152	56,270
Other raw materials and supplies	57,243	51,475
	$803,296	$712,369

Property and Equipment

    Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2024, 2023, and 2022, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating income (loss). We use the straight-line method of depreciation.

    Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2024	December 31, 2023	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$94,591	$85,572
Buildings	360,518	338,230	20	-	40
Improvements	87,512	79,308	10	-	15
Mobile equipment, information technology, and office furniture	296,604	254,783	3	-	7
Machinery and equipment	1,089,117	1,037,135	7	-	12
Construction in progress	147,668	64,619
	2,076,010	1,859,647
Less accumulated depreciation	(1,028,927)	(927,014)
	$1,047,083	$932,633

Long-Lived Asset and Finite-Lived Intangible Asset Impairment

    We review the carrying value of long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). An impairment of long-lived assets or finite-lived intangible assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering events were identified during the years ended December 31, 2024, 2023, and 2022.

Goodwill and Indefinite-Lived Intangible Asset Impairment

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

    We completed our annual assessment of goodwill in fourth quarter 2024 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2024, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 7, Goodwill and Intangible Assets, for additional information.

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

    At December 31, 2024 and 2023, we had $4.6 million and $6.0 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

    We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $4.4 million of deferred software costs at both December 31, 2024 and 2023. We amortized $1.7 million, $2.1 million, and $2.2 million of deferred software costs for the years ended December 31, 2024, 2023, and 2022, respectively.

Labor Concentration and Unions

    As of December 31, 2024, we had approximately 7,530 employees. Approximately 18% of these employees work pursuant to collective bargaining agreements. As of December 31, 2024, we had ten collective bargaining agreements. One agreement covering approximately 50 employees at our Woodinville BMD facility expired on May 31, 2024, and one agreement covering approximately 40 employees at our Vancouver BMD facility expired on December 31, 2024, but the terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 20 employees at our Billings BMD facility is set to expire on March 31, 2025, and two agreements covering approximately 740 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2025, but the terms and conditions of these agreements will remain in effect after expiration, pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Self-Insurance

    We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, as well as property and business interruption losses. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2024 and 2023, self-insurance related liabilities of $17.4 million and $13.1 million, respectively, were classified within "Accrued liabilities," and $10.0 million and $9.9 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

    In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We adopted this standard during the year ended December 31, 2024. This standard resulted in additional required disclosures, which are included in Note 15, Segment Information.

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

    In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosure of specified costs and expenses in the notes to financial statements, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU on the disclosures related to our consolidated financial statements.

    There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Revenues

Wood Products Segment

    Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and beams. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial grade plywood panels, and ponderosa pine lumber. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters.

    For EWP, plywood and veneer, byproducts, and other products, we transfer control and recognize a sale when we ship the product from our manufacturing facility to our customer. Control transfers when product is shipped because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. The amount of consideration we receive and revenue we recognize varies with changes in rebates and cash discounts we offer to our customers. See "Customer Rebates and Allowances and Cash Discounts" below.

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

    For warehouse sales, we transfer control and recognize a sale when the customer takes physical possession of the product. Control transfers when the customer takes physical possession of the product because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. For direct sales, we transfer control and recognize a sale when the product is shipped from the manufacturer to the customer. Control transfers when product is shipped because the customer has legal title, a present obligation to pay, and risk and rewards of ownership. The amount of consideration we receive and revenue we recognize varies with changes in customer rebates and cash discounts we offer to our customers. See "Customer Rebates and Allowances and Cash Discounts" below.

Customer Rebates and Allowances and Cash Discounts

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At December 31, 2024 and 2023, we had $91.4 million and $87.9 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Shipping and Handling

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $253.8 million, $238.8 million, and $226.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Other

    Our payment terms vary by the type of customer and the products offered. The term between invoicing and when payment is due is not significant.

    Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

    We expense sales commissions when incurred as they are earned. These costs are recorded within "Selling and distribution expenses" in our Consolidated Statements of Operations.

    For revenue disaggregated by major product line for each reportable segment, see Note 15, Segment Information.

4.    Income Taxes

Income Tax Provision

    Income before income taxes includes the following components:

	Year Ended December 31
	2024	2023	2022
	(thousands)
Domestic	$500,270	$643,060	$1,144,790
Foreign	1,489	1,989	1,591
Income before income taxes	$501,759	$645,049	$1,146,381

    The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2024	2023	2022
	(thousands)
Current income tax provision
Federal	$101,542	$133,323	$177,023
State	26,279	28,250	52,046
Foreign	—	—	(12)
Total current	127,821	161,573	229,057

Deferred income tax provision (benefit)
Federal	(2,915)	(629)	54,852
State	(269)	(68)	3,921
Foreign	768	517	893
Total deferred	(2,416)	(180)	59,666
Income tax provision	$125,405	$161,393	$288,723

    The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2024	2023	2022
	(thousands, except percentages)
Income before income taxes	$501,759	$645,049	$1,146,381
Statutory U.S. income tax rate	21.0%	21.0%	21.0%

Statutory tax provision	$105,369	$135,460	$240,740
State taxes	20,491	22,249	45,037
Unrecognized tax benefits	55	(154)	6
Tax credits	(805)	(226)	(570)
Foreign rate differential	393	111	370
Stock-based compensation	(3,882)	(1,113)	(1,529)
Nondeductible executive compensation	4,672	3,174	2,433
Meals and entertainment	940	1,239	911
Other	(1,828)	653	1,325
Total	$125,405	$161,393	$288,723

Effective income tax rate	25.0%	25.0%	25.2%

    During the years ended December 31, 2024, 2023, and 2022, cash paid for taxes, net of refunds received, was $130.6 million, $133.0 million, and $260.0 million, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2024 and 2023, are summarized as follows:

	December 31, 2024	December 31, 2023
	(thousands)
Deferred tax assets
Employee benefits	$29,141	$35,445
Lease liabilities	21,136	24,576
Inventories	8,142	5,849
Foreign net operating loss carryforward	274	130
Other	12,152	10,276
Deferred tax assets	$70,845	$76,276

Deferred tax liabilities
Property and equipment	$(105,735)	$(108,832)
Right-of-use assets	(18,556)	(22,256)
Intangible assets and other	(19,480)	(19,523)
Other	(2,218)	(2,825)
Deferred tax liabilities	$(145,989)	$(153,436)

Total deferred tax assets (liabilities), net	$(75,144)	$(77,160)

    As of December 31, 2024, we have foreign net operating loss carryforwards of $5.6 million, which if unused, will expire in years 2036 through 2044. We have state income tax credits totaling $1.7 million as of December 31, 2024, which if unused, will expire in years 2032 through 2034. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating losses and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

    The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2024	2023	2022
	(thousands)
Balance as of January 1	$1,559	$1,734	$1,782
Increases related to prior years' tax positions	—	4	—
Increases related to current years' tax positions	103	—	13
Decreases related to prior years' tax positions	—	—	(14)
Lapse of statute of limitations	(106)	(179)	(47)
Balance as of December 31	$1,556	$1,559	$1,734

    As of December 31, 2024, 2023, and 2022, we had $1.6 million, $1.6 million, and $1.7 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.5 million, $1.5 million, and $1.7 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

    We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties arise. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

    We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2021 to present remain open to examination in the U.S. and tax years 2020 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2024	2023	2022
	(thousands, except per-share data)
Net income	$376,354	$483,656	$857,658
Weighted average common shares outstanding during the period (for basic calculation)	39,086	39,649	39,526
Dilutive effect of other potential common shares	232	252	246
Weighted average common shares and potential common shares (for diluted calculation)	39,318	39,901	39,772

Net income per common share - Basic	$9.63	$12.20	$21.70
Net income per common share - Diluted	$9.57	$12.12	$21.56

    The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in the years ended December 31, 2024 and 2023, and 0.1 million shares of common stock in the year ended December 31, 2022. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

    During the year ended December 31, 2024, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution L.L.C. (BMD), acquired assets of door and millwork operations in Boise, Idaho and Lakeland, Florida (collectively, the 2024 Acquisitions). The purchase price of the 2024 Acquisitions was $8.1 million, inclusive of a $1.3 million contingent liability reflecting the acquisition date fair value of earn-out payments. During 2024, we paid a combined $6.8 million in cash for the 2024 Acquisitions.

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

    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2023	$44,088	$126,166	$170,254
Additions (a)	1,691	—	1,691
Balance at December 31, 2024	$45,779	$126,166	$171,945
___________________________________

(a)    Represents goodwill related to acquired assets of a door and millwork operation in Boise, Idaho. For additional information, see Note 6, Acquisitions.

    At December 31, 2024 and 2023, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions. The weighted-average useful life from the date of purchase for trade names is approximately 15 years. The weighted-average useful life from the date of purchase for customer relationships is approximately 11 years. During the years ended December 31, 2024 and 2023, we recognized $19.8 million and $17.7 million, respectively, of amortization expense for intangible assets. Amortization expense for intangible assets is expected to be approximately $19 million per year for the next five years.

    Intangible assets consisted of the following:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,199)	$25,401
Customer relationships	197,100	(49,474)	147,626
	$224,700	$(51,673)	$173,027

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(1,000)	$26,600
Customer relationships	195,050	(30,907)	164,143
	$222,650	$(31,907)	$190,743
8.    Debt

    Long-term debt consisted of the following:

	December 31, 2024	December 31, 2023
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(3,833)	(4,720)
Long-term debt	$446,167	$445,280

    At December 31, 2024, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2025	$—
2026	—
2027	50,000
2028	—
2029	—
Thereafter	400,000

Asset-Based Credit Facility

    On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (the Amended Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Amended Agreement includes a $400 million senior secured asset-based revolving credit facility (Revolving Credit Facility) and a $50.0 million term loan (ABL Term Loan) maturing on the earlier of (a) September 9, 2027 and (b) 90 days prior to the maturity of our $400 million of 4.875% senior notes due July 1, 2030 (or the maturity date of any permitted refinancing indebtedness or permitted upsized refinancing indebtedness in respect thereof). Interest on borrowings under our Revolving Credit Facility and ABL Term Loan is payable monthly. Borrowings under the Amended Agreement are constrained by a borrowing base formula dependent upon levels of eligible receivables and inventory reduced by outstanding borrowings and letters of credit (Availability).

    The Amended Agreement is secured by a first-priority security interest in substantially all of our assets, except for property and equipment. The proceeds of borrowings under the agreement are available for working capital and other general corporate purposes.

    The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at December 31, 2024, was $395.7 million.

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

    At both December 31, 2024 and 2023, we had no borrowings outstanding under the Revolving Credit Facility and $4.3 million and $4.1 million, respectively, of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

    ABL Term Loan

    The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

    Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the year ended December 31, 2024, the average interest rate on the ABL Term Loan was approximately 7.02%.

    We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 6.0% during the year ended December 31, 2024.

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

Interest Rate Swap

    For information on our interest rate swap, see "Interest Rate Risk" of Note 14, Financial Instrument Risk.

Cash Paid for Interest

    For the years ended December 31, 2024, 2023, and 2022, cash payments for interest were $20.7 million, $22.6 million, and $23.1 million, respectively.

9.    Leases

Lease Costs

    The components of lease expense were as follows:

	Year Ended December 31
	2024	2023	2022
	(thousands)
Operating lease cost	$13,690	$13,227	$14,212
Finance lease cost
Amortization of right-of-use assets	2,480	2,470	2,482
Interest on lease liabilities	2,147	2,229	2,327
Variable lease cost	5,800	5,429	4,406
Short-term lease cost	5,784	6,149	5,662
Sublease income	(153)	(330)	(439)
Total lease cost	$29,748	$29,174	$28,650

Other Information

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2024	2023	2022
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,125	$13,472	$14,203
Operating cash flows from finance leases	2,128	2,226	2,338
Financing cash flows from finance leases	1,955	1,831	1,685
Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,356	18,147	5,096
Finance leases	803	—	—

    Other information related to leases was as follows:

	December 31, 2024	December 31, 2023

Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	13	13
Weighted-average discount rate
Operating leases	5.9%	6.2%
Finance leases	7.5%	7.6%

    As of December 31, 2024, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2025	$13,137	$3,727
2026	9,932	3,573
2027	9,355	3,641
2028	7,345	3,496
2029	6,921	3,479
Thereafter	19,835	26,880
Total future minimum lease payments	66,525	44,796
Less: interest	(12,989)	(16,181)
Total lease obligations	53,536	28,615
Less: current obligations	(10,362)	(1,732)
Long-term lease obligations	$43,174	$26,883

    As of December 31, 2024, the undiscounted future lease payments for additional leases that have not yet commenced was approximately $9 million. These leases are expected to commence in 2025 with lease terms ranging from 3 years to 9 years.

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

    We recognize and record the underfunded status of our defined benefit pension plans in "Accrued liabilities, Compensation and benefits" and "Other, Compensation and benefits" on our Consolidated Balance Sheets. The total accumulated benefit obligation for all unfunded nonqualified defined benefit pension plans was $2.2 million and $2.6 million at December 31, 2024 and 2023, respectively. In addition, we recognize changes in funded status in the year the changes occur through other comprehensive income (loss). For both the years ended December 31, 2024 and 2023, amounts recognized in accumulated other comprehensive loss related to our nonqualified defined benefit pension plans were immaterial. Furthermore, the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our nonqualified defined pension plans for the years ended December 31, 2024 and 2023 were immaterial.

Defined Contribution Plans

    We sponsor contributory defined contribution savings plans for most of our salaried and hourly employees, and we generally provide company contributions to the savings plans. We contribute 4% of each salaried participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the years ended December 31, 2024, 2023, and 2022, company performance resulted in additional contributions in the range of 2% to 4% of eligible compensation. The company contributions for union and nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2024, 2023, and 2022, were $37.3 million, $33.5 million, and $31.3 million, respectively.

Defined Contributory Trust

    We participate in a multiemployer defined contributory trust plan for certain union hourly employees. As of December 31, 2024, 2023, and 2022 approximately 740, 730, and 740, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute 4.5% of the employee's earnings during 2024, 2023, and 2022. Company contributions to the multiemployer defined contributory trust plan were $2.1 million, $1.8 million, and $2.0 million, respectively, for each of the years ended December 31, 2024, 2023, and 2022. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

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

    For the years ended December 31, 2024, 2023, and 2022, we recognized $2.4 million, $2.1 million, and $1.4 million, respectively, of interest expense related to the plans. At December 31, 2024 and 2023, we had liabilities related to the plans of $4.5 million and $2.2 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $33.0 million and $30.5 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

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

    In 2024, 2023, and 2022, we granted two types of stock-based awards under the 2016 Incentive Plan: performance stock units (PSUs) and restricted stock units (RSUs). As of December 31, 2024, 1.9 million shares remained available for future issuance under the 2016 Incentive Plan.
    PSU and RSU Awards

    In 2024, we granted 60,207 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $137.79. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2024, 2025, and 2026. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2024 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

    In 2023 and 2022, we granted 93,282 and 66,180 PSUs, at a weighted average grant date fair value of $69.33 and $79.81, respectively, to our officers and other employees, subject to performance and service conditions. The PSUs granted were subject to a one-year performance period. During the 2023 performance period, officers and other employees both earned 200% of the target based on Boise Cascade's 2023 ROIC and EBITDA, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements. During the 2022 performance period, officers and other employees earned 152% and 200%, respectively, of the target based on Boise Cascade’s 2022 ROIC and EBITDA, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    In 2024, 2023, and 2022, we granted an aggregate of 72,377, 116,454, and 86,869 RSUs, at a weighted average grant date fair value of $137.75, $69.58, and $79.92, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

    We based the fair value of the PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2024, 2023, and 2022, the total fair value of PSUs and RSUs vested was $34.0 million, $16.8 million, and $12.0 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2024:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2023	287,106	$66.51	178,511	$70.13
Granted	60,207	137.79	72,377	137.75
Performance condition adjustment (a)	91,227	69.33	—	—
Vested	(148,872)	58.78	(97,376)	68.57
Forfeited	(32,644)	85.20	(21,715)	94.14
Outstanding, December 31, 2024	257,024	$86.31	131,797	$104.45
__________________

(a)    Represents additional PSUs granted during the year ended December 31, 2024, related to above-target achievement of the 2023 performance condition described above.

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

	Year Ended December 31
	2024	2023	2022
	(thousands)
PSUs	$8,401	$9,056	$6,757
RSUs	7,085	6,354	5,113
Total	$15,486	$15,410	$11,870

    For the years ended December 31, 2024, 2023, and 2022, the related tax benefit was $3.9 million, $3.9 million, and $3.0 million, respectively. As of December 31, 2024, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $17.2 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Long-Term Incentive Cash Plan

    In 2024, 2023, and 2022, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides participants with the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, as approved by executive management in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation expense for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

    In 2024, 2023, and 2022, we recognized $5.2 million, $6.0 million, and $5.9 million, respectively, of LTI Cash Plan expense, which is recorded in "Materials, labor, and other operating expenses (excluding depreciation)," "Selling and distribution expenses," or "General and administrative expenses" in our Consolidated Statements of Operations. During the 2023 and 2022 performance periods, cash awards earned 200% of the target based on Boise Cascade’s 2023 and 2022 EBITDA, respectively, determined by executive management in accordance with the related grant agreements.

12.    Stockholders' Equity

    Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2024 and 2023. We had 45,138,835 and 44,982,576 shares of common stock issued and 38,182,989 and 39,539,825 shares of common stock outstanding as of December 31, 2024 and 2023, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2024, 2023, and 2022:

	Dividends Per Share	Amount Paid
2024		(in thousands)
First Quarter (a)	$0.20	$11,205
Second Quarter	0.20	7,864
Third Quarter (b)	5.21	201,416
Fourth Quarter	0.21	8,329
Total	$5.82	$228,814

2023
First Quarter (a)	$0.15	$8,258
Second Quarter (c)	3.15	124,709
Third Quarter	0.20	7,918
Fourth Quarter (c)	5.20	205,608
Total	$8.70	$346,493

2022
First Quarter (a)	$0.12	$5,939
Second Quarter (d)	2.62	103,352
Third Quarter	0.12	4,734
Fourth Quarter (d)	1.15	45,539
Total	$4.01	$159,564
__________________

(a)Includes payments of dividend equivalents on RSUs and PSUs which vested in first quarter of each year.

(b)During third quarter 2024, our board of directors declared and paid a special dividend of $5.00 per share on our common stock.

(c)During second quarter 2023, our board of directors declared and paid a special dividend of $3.00 per share on our common stock. During fourth quarter 2023, our board of directors declared and paid a special dividend of $5.00 per share on our common stock.

(d)During second quarter 2022, our board of directors declared and paid a special dividend of $2.50 per share on our common stock. During fourth quarter 2022, our board of directors declared and paid a special dividend of $1.00 per share on our common stock.

    On February 7, 2025, our board of directors declared a dividend of $0.21 per share on our common stock, payable on March 19, 2025, to stockholders of record on February 24, 2025. For a description of the restrictions in our asset-based credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 8, Debt.

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

Stock Repurchase

    On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the Program will expire. Our board of directors may increase or decrease the number of shares under the Program or terminate the Program in its discretion at any time.

    During the year ended December 31, 2024, we repurchased 1,513,095 shares under the Program at a cost of $194.9 million, or an average of $128.81 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheets. As of December 31, 2024, there were 1,808,216 shares of common stock that may yet be purchased under the Program. During the year ended December 31, 2023, we repurchased 75,678 shares under the Program at a cost of $6.4 million, or an average of $84.91 per share. During the year ended December 31, 2022 we did not purchase any shares under the Program.

    In January 2025, we repurchased 250,000 shares under the Program at a cost of approximately $30 million, or an average of $120.51 per share. Subsequent to these share repurchases, there were 1,558,216 shares of common stock that may yet be purchased under the Program.

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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $10.7 million, $11.6 million, and $13.4 million, respectively, during the years ended December 31, 2024, 2023, and 2022. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $80.9 million, $80.2 million, and $85.5 million, respectively, during the years ended December 31, 2024, 2023, and 2022. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

14.    Financial Instrument Risk

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2024, 2023, and 2022, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    A portion of the products we manufacture or purchase and resell and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, supply-related disruptions, transportation constraints or disruptions, net import and export activity, trade policies, inventory levels in various distribution channels, and seasonal demand patterns.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At December 31, 2024, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

    At December 31, 2024, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2024, we recorded a current asset of $0.9 million in "Prepaid expenses and other" on our Consolidated Balance Sheet. At December 31, 2023, we recorded a long-term asset of $3.0 million in "Other assets" on our Consolidated Balance Sheet. These assets represent the fair value of the interest rate swap agreement. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

    Our chief operating decision maker (CODM) is our chief executive officer. We measure and evaluate our reportable segments based on net sales and segment operating income (loss). Accordingly, our CODM reviews the performance of the company and allocates resources based primarily on net sales and segment operating income (loss) for our business segments, predominantly in the budget and forecasting process. The CODM reviews capital plans for both of our business segments and uses these plans, along with expectations of segment performance, resource availability, and capital structure, to determine how to allocate resources to each business segment.

    The segments follow the accounting principles described in Note 2, Summary of Significant Accounting Policies. Specified expenses are allocated to the segments. For many of these allocated expenses, the related assets and liabilities remain in corporate.

    For the year ended December 31, 2024, two customers accounted for 12% and 10% of total sales, respectively, when combining sales from Wood Products and BMD to those customers. For each of the years ended December 31, 2023 and 2022, one customer accounted for 12% of total sales when combining sales from Wood Products and BMD to that customer. Sales to foreign unaffiliated customers were approximately $99 million, $99 million, and $142 million, respectively, for the years ended December 31, 2024, 2023, and 2022.

    At December 31, 2024, 2023, and 2022, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

    Wood Products and BMD segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2024	2023	2022
	(millions)
Wood Products (a)
LVL (b)	$64.0	$46.7	$21.2
I-joists (b)	41.4	29.6	(2.3)
Other engineered wood products (b)	27.0	33.4	43.9
Plywood and veneer	281.0	353.2	493.2
Lumber	54.2	86.0	78.9
Byproducts	66.1	85.9	84.3
Other	24.1	25.0	24.4
	557.8	659.7	743.7

Building Materials Distribution
Commodity	2,207.7	2,335.7	3,432.3
General line	2,615.7	2,443.2	2,542.7
Engineered wood products	1,343.1	1,399.6	1,668.6
	6,166.5	6,178.5	7,643.6
	$6,724.3	$6,838.2	$8,387.3
  ___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the years ended December 31, 2024, 2023, and 2022, approximately 75%, 78%, and 77%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2024	2023	2022
	(thousands)

Wood Products
Sales	$1,832,317	$1,932,602	$2,115,896

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,446,555	1,432,745	1,405,417
Other segment items (b)	61,105	64,015	62,004
Depreciation and amortization	93,203	98,710	73,308
	1,600,863	1,595,470	1,540,729

Segment income from operations	$231,454	$337,132	$575,167

Building Materials Distribution
Sales	$6,166,493	$6,178,690	$7,643,615

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	5,221,945	5,249,211	6,438,103
Selling and distribution expenses	551,874	514,513	512,111
Other segment items (b)	39,755	46,805	39,305
Depreciation and amortization	49,534	32,353	27,005
	5,863,108	5,842,882	7,016,524

Segment income from operations	$303,385	$335,808	$627,091

Reconciliation of sales
Wood Products	$1,832,317	$1,932,602	$2,115,896
Building Materials Distribution	6,166,493	6,178,690	7,643,615
Intersegment eliminations (c)	(1,274,516)	(1,273,047)	(1,372,204)
Total net sales	$6,724,294	$6,838,245	$8,387,307

Reconciliation of income
Wood Products	$231,454	$337,132	$575,167
Building Materials Distribution	303,385	335,808	627,091
Unallocated corporate costs (d)	(44,801)	(48,554)	(44,409)
Income from operations	$490,038	$624,386	$1,157,849
Interest expense	(24,067)	(25,496)	(25,412)
Interest income	39,139	48,106	12,263
Other unallocated items (e)	(3,351)	(1,947)	1,681
Income before income taxes	$501,759	$645,049	$1,146,381
__________________

(a)"Materials, labor, and other operating expenses (excluding depreciation)" for our Wood Products segment are the costs associated with Wood Products' manufacturing processes, including wood fiber, labor, glues and resins, energy, operating supplies, maintenance materials, freight, and other manufacturing costs. Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our BMD segment are for inventory purchased for resale.

(b)Other segment items for our Wood Products segment includes selling and distribution expenses, general and administrative expenses, and other income (expense). Other segment items for our BMD segment includes general and administrative expenses and other income (expense).

(c)Primarily represents intersegment sales from our Wood Products segment to our BMD segment. During 2024, 2023, and 2022, approximately 70%, 66%, and 65%, respectively, of Wood Products' overall sales were to our BMD segment.

(d)Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions.

(e)Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	December 31
	2024	2023
	(thousands)
Assets
Wood Products	$1,145,555	$1,083,517
Building Materials Distribution	1,524,214	1,440,123
Corporate	699,614	935,006
Total assets	$3,369,383	$3,458,646

	Year Ended December 31
	2024	2023	2022
	(thousands)
Capital expenditures
Wood Products (a)	$121,870	$59,360	$51,934
Building Materials Distribution (a)(b)	107,593	155,724	60,463
Corporate	106	354	1,720
Total capital expenditures	$229,569	$215,438	$114,117
__________________

(a)Capital spending in 2023 for our BMD segment excludes $162.8 million of consideration paid, net of cash acquired, for the BROSCO acquisition. For more information, see Note 6, Acquisitions. Capital spending in 2022 for our Wood Products segment excludes $515.2 million for the acquisition of two plywood facilities.

(b)Capital spending in 2024 for our BMD segment includes approximately $25 million to purchase previously leased properties in Westfield, Massachusetts and Chicago, Illinois. Capital spending in 2023 for our BMD segment includes approximately $74 million to purchase a facility in Kansas City, Missouri, to house a new door and millwork location, as well as the purchase of facilities in West Palm Beach, Florida and Modesto, California to expand or relocate existing distribution centers. Capital spending in 2022 for our BMD segment includes approximately $13 million to purchase a previously leased property in Milton, Florida.

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We have commitments for leases and long-term debt that are discussed further in Note 8, Debt, and Note 9, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

    We are a party to a number of long-term log supply agreements. At December 31, 2024, our total obligation for log purchases under contracts with third parties was approximately $124 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

    Boise Cascade has issued $400.0 million of 4.875% senior notes due in 2030. At December 31, 2024, $400.0 million of the 2030 Notes were outstanding. The 2030 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under our Revolving Credit Facility. See Note 8, Debt, for more information.

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

    We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2024, we are not aware of any material liabilities arising from these indemnifications.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

    Customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates payable to third parties. The Company provides engineered wood products (EWP) rebates at various stages of the supply chain (including dealers and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. As of December 31, 2024, the Company has recorded $91.4 million of rebates payable to third parties of which $63.0 million represents payables related to EWP rebates.
We identified the rebates payable for EWP as a critical audit matter. Evaluating the Company's estimate of the year end rebates payable for EWP, which is based on a sell-through model as EWP products transition through the supply chain, required a high degree of subjective auditor judgment. Specifically, the estimate required significant auditor judgment because it is challenging, due to the time lag of information, to estimate sales subject to rebate as the products transition through the supply chain from the Company's wholesale distribution customers to dealers and homebuilders.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the customer rebates payable process. This included controls related to the Company's process to evaluate the information used to estimate sales subject to rebate related to the products as they transition through the supply chain. We evaluated the Company’s ability to accurately estimate its year end EWP rebate payable in the aggregate by comparing the prior year estimate to the actual rebate payments made. In addition, subsequent to year end, we tested a sample of EWP rebates at the individual entity level by developing an independent estimate of the payable utilizing key contract terms, current year reported sales and usage metrics, current year payment detail, and historic sales and usage metrics to compare to the Company’s estimate of the EWP payable required.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.
Boise, Idaho
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 20, 2025

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

    Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2024, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2024, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On November 8, 2024, Mr. Kristopher Matula, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement under which up to 1,000 shares of our common stock held by Mr. Matula may be sold. The plan terminates on the earlier of the date all shares covered by the plan are sold and October 31, 2025. This trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

During the three months ended December 31, 2024, none of Boise Cascade's other directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT
INSPECTIONS

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
    The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of Company securities by directors, officers, employees, and the Company itself that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards. A copy of the policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
    Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections "Proposal No. 1 - Election of Eleven Directors," and "Corporate Governance" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2025, to be filed with the Commission no later than 120 days after December 31, 2024, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2025, to be filed with the Commission no later than 120 days after December 31, 2024, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference from information contained under the sections "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2025, to be filed with the Commission no later than 120 days after December 31, 2024, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2025, to be filed with the Commission no later than 120 days after December 31, 2024, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

    The information required by this Item is incorporated herein by reference from information contained under the section "Audit Committee Report" in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2025, to be filed with the Commission no later than 120 days after December 31, 2024, in accordance with General Instruction G(3) to the Form 10-K.

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

–Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022.

–Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.

–Consolidated Balance Sheets as of December 31, 2024 and 2023.

–Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.

–Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023, and 2022.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of Boise Cascade Company effective May 29, 2020	10-K	001-35805	3.1	2/22/2021

3.2	Amended and Restated Bylaws of Boise Cascade Company effective October 26, 2023	8-K	001-35805	3.2	10/27/2023

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030	10-Q	001-35805	4.1	10/30/2020

4.2	Form of 4.875% Senior Note due 2030 (included as Exhibit 1 to Appendix to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.3	Form of 4.875% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35805	4.4	2/24/2020

10.1	Amended and Restated Credit Agreement, dated May 15, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	7/29/2015

10.2	First Amendment to Amended and Restated Credit Agreement, dated August 7, 2015, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.1	8/12/2015

10.3	Second Amendment to Amended and Restated Credit Agreement, dated February 11, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/3/2016

10.4	Third Amendment to Amended and Restated Credit Agreement, dated June 30, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.2	7/28/2016

10.5	Joinder and Revolver Increase Agreement Regarding Amended and Restated Credit Agreement, dated June 30, 2016, and is between ZB, N.A. DBA Zions First National Bank, Wells Fargo Capital Finance, LLC, as administrative agent for the Lenders, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.3	7/28/2016

10.6	Fourth Amendment to Amended and Restated Credit Agreement, dated December 8, 2016, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as the administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	8-K	001-35805	10.2	12/8/2016

10.7	Fifth Amendment to Amended and Restated Credit Agreement, dated as of August 10, 2017, by and among Boise Cascade Company, the subsidiary borrowers party thereto, the subsidiary guarantors party thereto, Wells Fargo Capital Finance, LLC, as administrative agent, and the lenders party thereto	8-K	001-35805	10.1	8/11/2017

10.8	Sixth Amendment to Amended and Restated Credit Agreement, dated March 13, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	5/7/2020

10.9	Seventh Amendment to Amended and Restated Credit Agreement, dated July 27, 2020, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/30/2020

10.10	Eighth Amendment to Amended and Restated Credit Agreement, dated September 9, 2022, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.1	10/31/2022

10.11	Ninth Amendment to Amended and Restated Credit Agreement, dated March 31, 2023, by and among the Lenders identified on the signature pages thereof, Wells Fargo Capital Finance, LLC, as administrative agent, Boise Cascade Company, and the other Borrowers identified on the signature pages thereof	10-Q	001-35805	10.4	5/4/2023

10.12+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.13+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.14+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.15+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.16+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.17+	Form of Indemnification Agreement for directors and executive officers	10-K	001-35805	10.23	2/22/2022

10.18+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.19+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.20+	Form of Severance Agreement between Boise Cascade Company and executive officers	10-Q	001-35805	10.2	10/31/2022

10.21+	Form of 2022 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/5/2022

10.22+	Form of 2022 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/5/2022

10.23+	Form of 2023 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/4/2023

10.24+	Form of 2023 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/4/2023

10.25+	Form of 2023 Director Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.3	5/4/2023

10.26+	Form of 2024 Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	5/6/2024

10.27+	Form of 2024 Performance Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.2	5/6/2024

10.28+	Form of 2024 Director Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.3	5/6/2024

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1+	Executive Compensation Clawback Policy	10-K	001-35805	97.1	2/20/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Nathan R. Jorgensen
Nathan R. Jorgensen
Chief Executive Officer

Date:  February 20, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

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