Form 10-Q
period 2025-03-31
BOISE CASCADE Co
filed 2025-05-05
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 37,629,680 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 30, 2025.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2025	2024
	(thousands, except per-share data)
Sales	$1,536,494	$1,645,420

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,276,183	1,307,439
Depreciation and amortization	37,121	35,850
Selling and distribution expenses	143,648	144,110
General and administrative expenses	24,997	25,117
Other (income) expense, net	26	(78)
	1,481,975	1,512,438

Income from operations	54,519	132,982

Foreign currency exchange loss	—	(299)
Pension expense (excluding service costs)	(33)	(37)
Interest expense	(5,312)	(6,070)
Interest income	5,510	10,597
Change in fair value of interest rate swaps	(490)	(220)
	(325)	3,971

Income before income taxes	54,194	136,953
Income tax provision	(13,846)	(32,829)
Net income	$40,348	$104,124

Weighted average common shares outstanding:
Basic	38,017	39,608
Diluted	38,215	39,956

Net income per common share:
Basic	$1.06	$2.63
Diluted	$1.06	$2.61

Dividends declared per common share	$0.21	$0.20

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31
	2025	2024
	(thousands)
Net income	$40,348	$104,124
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2 and $2, respectively	6	8
Other comprehensive income, net of tax	6	8
Comprehensive income	$40,354	$104,132

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	March 31, 2025	December 31, 2024
	(thousands)
ASSETS
Current
Cash and cash equivalents	$561,781	$713,260
Receivables
Trade, less allowances of $3,335 and $5,506	450,664	321,820
Related parties	174	173
Other	23,379	22,772
Inventories	921,434	803,296
Prepaid expenses and other	22,092	24,747
Total current assets	1,979,524	1,886,068

Property and equipment, net	1,075,466	1,047,083
Operating lease right-of-use assets	47,412	49,673
Finance lease right-of-use assets	21,528	22,128
Timber deposits	6,865	6,916
Goodwill	171,945	171,945
Intangible assets, net	167,941	173,027
Deferred income taxes	3,561	3,705
Other assets	7,402	8,838
Total assets	$3,481,644	$3,369,383

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2025	December 31, 2024
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$511,292	$297,676
Related parties	1,406	1,315
Accrued liabilities
Compensation and benefits	71,187	127,415
Income taxes payable	5,469	—
Interest payable	5,072	9,957
Other	108,033	127,653
Total current liabilities	702,459	564,016

Debt
Long-term debt, net	446,389	446,167

Other
Compensation and benefits	39,016	42,006
Operating lease liabilities, net of current portion	41,164	43,174
Finance lease liabilities, net of current portion	26,473	26,883
Deferred income taxes	79,450	78,849
Other long-term liabilities	19,616	17,014
	205,719	207,926

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 45,248 and 45,139 shares issued, respectively	452	451
Treasury stock, 7,439 and 6,956 shares at cost, respectively	(396,284)	(341,974)
Additional paid-in capital	562,859	565,041
Accumulated other comprehensive loss	(454)	(460)
Retained earnings	1,960,504	1,928,216
Total stockholders' equity	2,127,077	2,151,274
Total liabilities and stockholders' equity	$3,481,644	$3,369,383

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2025	2024
	(thousands)
Cash provided by (used for) operations
Net income	$40,348	$104,124
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	37,960	36,621
Stock-based compensation	3,757	4,105
Pension expense	33	37
Deferred income taxes	741	5,062
Change in fair value of interest rate swaps	490	220
Other	(821)	55
Decrease (increase) in working capital, net of acquisitions
Receivables	(129,683)	(119,235)
Inventories	(118,138)	(103,331)
Prepaid expenses and other	(3,786)	(1,689)
Accounts payable and accrued liabilities	127,935	75,041
Income taxes payable	11,654	25,834
Other	1,034	618
Net cash provided by (used for) operations	(28,476)	27,462

Cash provided by (used for) investment
Expenditures for property and equipment	(53,205)	(34,330)
Acquisitions of businesses and facilities	—	(3,387)
Proceeds from sales of assets and other	980	559
Net cash used for investment	(52,225)	(37,158)

Cash provided by (used for) financing
Treasury stock purchased	(53,884)	(26,971)
Dividends paid on common stock	(10,485)	(11,205)
Tax withholding payments on stock-based awards	(5,907)	(10,980)
Other	(502)	(475)
Net cash used for financing	(70,778)	(49,631)

Net decrease in cash and cash equivalents	(151,479)	(59,327)

Balance at beginning of the period	713,260	949,574

Balance at end of the period	$561,781	$890,247

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2024	45,139	$451	6,956	$(341,974)	$565,041	$(460)	$1,928,216	$2,151,274
Net income							40,348	40,348
Other comprehensive income						6		6
Common stock issued	109	1						1
Treasury stock purchased			483	(53,884)				(53,884)
Stock-based compensation					3,757			3,757
Common stock dividends ($0.21 per share)							(8,060)	(8,060)
Tax withholding payments on stock-based awards					(5,938)			(5,938)
Other				(426)	(1)			(427)
Balance at March 31, 2025	45,248	$452	7,439	$(396,284)	$562,859	$(454)	$1,960,504	$2,127,077

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2024 Form 10-K and the other reports we file with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $60.2 million and $59.0 million for the three months ended March 31, 2025 and 2024, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At March 31, 2025 and December 31, 2024, we had $66.5 million and $91.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2025 and December 31, 2024, we had $18.4 million and $17.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	March 31, 2025	December 31, 2024
	(thousands)
Finished goods and work in process	$812,218	$695,901
Logs	49,726	50,152
Other raw materials and supplies	59,490	57,243
	$921,434	$803,296

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2025	December 31, 2024
	(thousands)
Land	$94,591	$94,591
Buildings	364,038	360,518
Improvements	88,674	87,512
Mobile equipment, information technology, and office furniture	302,529	296,604
Machinery and equipment	1,093,056	1,089,117
Construction in progress	179,138	147,668
	2,122,026	2,076,010
Less: accumulated depreciation	(1,046,560)	(1,028,927)
	$1,075,466	$1,047,083

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2025 and December 31, 2024, we held $534.8 million and $679.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2025 and December 31, 2024, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $377.0 million for each period. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, we also have an interest rate swap to mitigate our variable interest rate exposure, the fair value of which is measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan and when we have loan amounts outstanding on our Revolving Credit Facility. At March 31, 2025, we had $50.0 million of variable-rate debt outstanding based on one-month term SOFR. Our objective is to limit the variability of interest payments on our debt. To meet this objective, we enter into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows. In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

At March 31, 2025, we had one interest rate swap agreement. Under the interest rate swap, we receive one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and make fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure. Payments on this interest rate swap, with a notional principal amount of $50.0 million, are due on a monthly basis at an annual fixed rate of 0.41%, and this swap expires in June 2025. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value are recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At March 31, 2025 and December 31, 2024, the fair value of the interest rate swap agreement was immaterial. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2025, receivables from two customers accounted for approximately 17% and 10% of total receivables. At December 31, 2024, receivables from these two customers accounted for approximately 19% and 11% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this ASU on the disclosures related to our consolidated financial statements.

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

3.    Income Taxes

For the three months ended March 31, 2025 and 2024, we recorded $13.8 million and $32.8 million, respectively, of income tax expense and had an effective rate of 25.5% and 24.0%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the three months ended March 31, 2025 and 2024, cash paid for taxes, net of refunds received, were $1.5 million and $1.9 million, respectively.

4.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the combination of the weighted average number of common shares outstanding during the period and other potentially dilutive weighted average common shares. Other potentially dilutive weighted average common shares include the dilutive effect of restricted stock units and performance stock units for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation expense, if any, for future service that has not yet been recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2025	2024
	(thousands, except per-share data)
Net income	$40,348	$104,124
Weighted average common shares outstanding during the period (for basic calculation)	38,017	39,608
Dilutive effect of other potential common shares	198	348
Weighted average common shares and potential common shares (for diluted calculation)	38,215	39,956

Net income per common share - Basic	$1.06	$2.63
Net income per common share - Diluted	$1.06	$2.61

The computation of the dilutive effect of other potential common shares excludes stock awards representing an insignificant number of shares of common stock in both the three months ended March 31, 2025 and 2024. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2024 and March 31, 2025	$45,779	$126,166	$171,945

At March 31, 2025 and December 31, 2024, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions, which are amortized over their useful life. For the three months ended March 31, 2025 and 2024 we recognized $5.1 million and $4.9 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,499)	$25,101
Customer relationships	197,100	(54,260)	142,840
	$224,700	$(56,759)	$167,941

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,199)	$25,401
Customer relationships	197,100	(49,474)	147,626
	$224,700	$(51,673)	$173,027

6.    Debt

Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
	(thousands)
Asset-based revolving credit facility due 2027	$—	$—
Asset-based credit facility term loan due 2027	50,000	50,000
4.875% senior notes due 2030	400,000	400,000
Deferred financing costs	(3,611)	(3,833)
Long-term debt	$446,389	$446,167

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

The Amended Agreement contains customary nonfinancial covenants, including a negative pledge covenant and restrictions on new indebtedness, investments, distributions to equity holders, asset sales, and affiliate transactions, the scope of which are dependent on the Availability existing from time to time. The Amended Agreement also contains a requirement that we meet a 1:1 fixed-charge coverage ratio (FCCR), applicable only if Availability falls below the greater of (a) 10% of the Line Cap (as defined in the Amended Agreement) and (b) $35 million. Availability exceeded the minimum threshold amounts required for testing of the FCCR at all times since entering into the Amended Agreement, and Availability at March 31, 2025 was $395.7 million.

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

At both March 31, 2025 and December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility and $4.3 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce Availability under the Revolving Credit Facility by an equivalent amount.

ABL Term Loan

The ABL Term Loan was provided by institutions within the Farm Credit system. Borrowings under the ABL Term Loan may be repaid from time to time at the discretion of the borrowers without premium or penalty. However, any principal amount of ABL Term Loan repaid may not be subsequently re-borrowed.

Interest rates under the ABL Term Loan are based, at our election, on either Daily Simple SOFR, Term SOFR, or a base rate, as defined in the Amended Agreement, plus a spread over the index elected that ranges from 1.75% to 2.00% for SOFR rate loans and from 0.75% to 1.00% for base rate loans, both dependent on the amount of Average Excess Availability (as defined in the Amended Agreement). Both SOFR options include an additional credit spread adjustment of 0.10%. During the three months ended March 31, 2025, the average interest rate on the ABL Term Loan was approximately 6.17%.

We have received and expect to continue receiving patronage credits under the ABL Term Loan. Patronage credits are distributions of profits from banks in the Farm Credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are generally made in cash, are received in the year after they are earned. Patronage credits are recorded as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions, the effective average net interest rate on the ABL Term Loan was approximately 5.2% during the three months ended March 31, 2025.

Credit Agreement

On April 14, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. The Credit Agreement provides for a $450.0 million revolving facility (the “Revolver”), which includes a $45.0 million swingline sub-facility and a $75.0 million letter of credit sub-facility. Borrowings under the Revolver may be repaid and re-borrowed from time to time at our discretion without premium or penalty. The Credit Agreement matures on April 14, 2030.

Interest rates under the Credit Agreement are based, at our election, on either an Alternate Base Rate, a Term SOFR Rate, or a Daily Simple SOFR Rate (each as defined in the Credit Agreement), each plus an applicable spread based on our net leverage ratio.

At closing, $50.0 million under the Revolver was borrowed, and we had approximately $4.3 million of letters of credit outstanding that reduced availability under the Credit Agreement. Proceeds from the Revolver were used to repay the $50.0 million ABL Term Loan under the Amended Agreement.

In connection with the entry into the Credit Agreement described above, we terminated the Amended Agreement, which provided for a $400.0 million revolving credit facility and a $50.0 million term loan facility. The outstanding letters of credit under the Prior Credit Agreement were transferred to the Credit Agreement in connection with the termination of the Amended Agreement. We did not incur any penalties in connection with the termination of the Amended Agreement.

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

Interest Rate Swap

For information on our interest rate swap, see "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the three months ended March 31, 2025 and 2024, cash payments for interest were $9.2 million and $10.0 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended March 31
	2025	2024
	(thousands)
Operating lease cost	$3,416	$3,475
Finance lease cost
Amortization of right-of-use assets	600	617
Interest on lease liabilities	503	541
Variable lease cost	1,492	1,577
Short-term lease cost	1,693	1,464
Sublease income	(53)	(47)
Total lease cost	$7,651	$7,627

Other Information

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2025	2024
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,365	$3,237
Operating cash flows from finance leases	502	536
Financing cash flows from finance leases	502	475
Right-of-use assets obtained in exchange for lease obligations
Operating leases	318	983
Finance leases	—	803

Other information related to leases was as follows:

	March 31, 2025	December 31, 2024

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	13	13
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	7.5%	7.5%

As of March 31, 2025, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2025	$9,872	$2,723
2026	10,042	3,573
2027	9,449	3,641
2028	7,357	3,496
2029	6,933	3,479
Thereafter	19,836	26,880
Total future minimum lease payments	63,489	43,792
Less: interest	(12,256)	(15,678)
Total lease obligations	51,233	28,114
Less: current obligations	(10,069)	(1,641)
Long-term lease obligations	$41,164	$26,473

As of March 31, 2025, the undiscounted future lease payments for additional leases that have not yet commenced was approximately $17 million. These leases are expected to commence in 2025 with lease terms ranging from 7 years to 9 years.

8.    Stock-Based Compensation

In first quarter 2025 and 2024, we granted two types of stock-based awards under our incentive plan: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2025, 2026, and 2027. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2025 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the three months ended March 31, 2024, we granted 60,207 PSUs to our officers and other employees, subject to performance and service conditions. The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the three months ended March 31, 2025 and 2024, we granted an aggregate of 98,327 and 71,168 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2025 and 2024, the total fair value of PSUs and RSUs vested was $15.7 million and $31.1 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2025:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2024	257,024	$86.31	131,797	$104.45
Granted	83,616	103.66	98,327	103.66
Performance condition adjustment (a)	(1,157)	137.79	—	—
Vested	(81,165)	81.15	(70,933)	99.65
Outstanding, March 31, 2025	258,318	$93.32	159,191	$106.10
_______________________________

(a)    Represents total PSUs forfeited during the three months ended March 31, 2025, related to below-target achievement of the 2024 performance condition on awards granted to other employees in 2024. During the 2024 performance period, other employees earned 90% of the target based on Boise Cascade's 2024 EBITDA, determined by executive management, in accordance with the related grant agreement.

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

	Three Months Ended March 31
	2025	2024
	(thousands)
PSUs	$1,832	$2,277
RSUs	1,925	1,828
Total	$3,757	$4,105

The related tax benefit for both the three months ended March 31, 2025 and 2024, was $1.0 million. As of March 31, 2025, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $30.9 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the three months ended March 31, 2025 and 2024, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On May 1, 2025, our board of directors declared a quarterly dividend of $0.21 per share on our common stock, payable on June 18, 2025, to stockholders of record on June 2, 2025. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

Future dividend declarations, including amount per share, record date and payment date, will be made at the discretion of our board of directors and will depend upon, among other things, legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant.

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

During the three months ended March 31, 2025, we repurchased 482,700 shares under the Program at a cost of $53.9 million, or an average of $111.63 per share. During the three months ended March 31, 2024, we repurchased 205,938 shares under the Program at a cost of $27.0 million, or an average of $130.97 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheets. As of March 31, 2025, there were 1,325,516 shares of common stock that may yet be purchased under the Program.

In April 2025, we repurchased 179,445 shares under the Program at a cost of approximately $17 million, or an average of $94.10 per share. Subsequent to these share repurchases, there were approximately 1.1 million shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $1.6 million and $2.6 million, respectively, during the three months ended March 31, 2025 and 2024. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $14.8 million and $19.8 million, respectively, during the three months ended March 31, 2025 and 2024. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.    Segment Information

We operate our business using two reportable segments: Wood Products and BMD. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended March 31
	2025	2024
	(millions)
Wood Products (a)
LVL (b)	$16.7	$12.6
I-joists (b)	11.2	6.7
Other engineered wood products (b)	6.8	8.1
Plywood and veneer	59.8	74.6
Lumber	12.7	15.2
Byproducts	15.7	17.1
Other	6.4	6.2
	129.4	140.4

Building Materials Distribution
Commodity	516.9	553.0
General line	599.7	616.9
Engineered wood products	290.5	335.1
	1,407.1	1,505.0
	$1,536.5	$1,645.4
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the three months ended March 31, 2025 and 2024, approximately 73% and 77%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2025	2024
	(thousands)
Wood Products
Sales	$415,845	$468,928

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	362,246	357,721
Other segment items (b)	13,404	15,585
Depreciation and amortization	22,486	24,384
	398,136	397,690

Segment income from operations	$17,709	$71,238

Building Materials Distribution
Sales	$1,407,116	$1,505,021

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,200,940	1,278,421
Selling and distribution expenses	133,099	133,614
Other segment items (b)	10,298	9,416
Depreciation and amortization	14,362	11,107
	1,358,699	1,432,558

Segment income from operations	$48,417	$72,463

Reconciliation of sales
Wood Products	$415,845	$468,928
Building Materials Distribution	1,407,116	1,505,021
Intersegment eliminations (c)	(286,467)	(328,529)
Total net sales	$1,536,494	$1,645,420

Reconciliation of income
Wood Products	$17,709	$71,238
Building Materials Distribution	48,417	72,463
Unallocated corporate costs (d)	(11,607)	(10,719)
Income from operations	$54,519	$132,982
Interest expense	(5,312)	(6,070)
Interest income	5,510	10,597
Other unallocated items (e)	(523)	(556)
Income before income taxes	$54,194	$136,953
___________________________________

(a)    "Materials, labor, and other operating expenses (excluding depreciation)" for our Wood Products segment are the costs associated with Wood Products' manufacturing processes, including wood fiber, labor, glues and resins, energy, operating supplies, maintenance materials, freight, and other manufacturing costs. Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our BMD segment are for inventory purchased for resale.

(b)    Other segment items for our Wood Products segment includes selling and distribution expenses, general and administrative expenses, and other income (expense). Other segment items for our BMD segment includes general and administrative expenses and other income (expense).

(c)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

(d)    Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, and legal functions.

(e)    Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	March 31, 2025	December 31, 2024
	(thousands)
Assets
Wood Products	$1,192,120	$1,145,555
Building Materials Distribution	1,757,403	1,524,214
Corporate	532,121	699,614
Total assets	$3,481,644	$3,369,383

	Three Months Ended March 31
	2025	2024
	(thousands)
Capital expenditures
Wood Products	$30,689	$19,643
Building Materials Distribution	22,431	14,672
Corporate	85	15
Total capital expenditures	$53,205	$34,330

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2025, there have been no material changes to the above commitments disclosed in the 2024 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2025, there have been no material changes to the guarantees disclosed in the 2024 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2024 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2024 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (the SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $54.5 million during the three months ended March 31, 2025, compared with income from operations of $133.0 million during the three months ended March 31, 2024. In our Wood Products segment, income decreased $53.5 million to $17.7 million for the three months ended March 31, 2025, from $71.2 million for the three months ended March 31, 2024, due primarily to lower EWP and plywood sales prices, as well as higher per-unit conversion costs as a result of downtime to complete the modernization projects at our Oakdale, Louisiana veneer and plywood mill. In addition, lower EWP sales volumes and higher lumber input costs for solid-sawn I-joist and laminated beam production also contributed to the decrease in segment income. In our BMD segment, income decreased $24.0 million to $48.4 million for the three months ended March 31, 2025, from $72.5 million for the three months ended March 31, 2024, driven by a gross margin decrease of $20.4 million, resulting primarily from lower sales volumes and decreased margins on commodity and EWP products. In addition, depreciation and amortization expense increased $3.3 million. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2025 with $561.8 million of cash and cash equivalents and $395.7 million of undrawn committed bank line availability, for total available liquidity of $957.5 million. We had $450.0 million of outstanding debt at March 31, 2025. We used $151.5 million of cash during the three months ended March 31, 2025, to fund seasonal working capital increases, capital spending, treasury stock purchases, and dividends paid on our common stock. A further description of our cash sources and uses for the three-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is correlated with new residential construction, residential repair-and-remodeling activity, and light commercial construction. Residential construction, particularly new single-family construction, is the key demand driver for the products we manufacture and distribute. Over the past quarter, the operating environment was challenged. In addition to seasonally slower activity, consumer and homebuilder sentiment was dampened due to significant macroeconomic uncertainties and elevated mortgage rates. Given the current environment, 2025 end market demand expectations are difficult to predict, with most forecasts for housing starts ranging between flat to mid-single digit year-over-year declines. Ultimately, the level and expectations for mortgage rates, home affordability, home equity levels, home size, levels of new and existing home inventory for sale, unemployment levels, consumer confidence, and other factors will influence the near-term demand environment. Long term demand drivers for residential construction, characterized by an undersupply in housing units, aging U.S. housing stock, and elevated levels of homeowner equity remain in place.

As a manufacturer of certain commodity products, we have sales and profitability exposure to declines in commodity product prices and rising input costs. Our distribution business purchases and resells a broad mix of products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments expose us to declines in sales and profitability. Future product pricing, particularly commodity products pricing and input costs, may be volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, imposition of tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. In addition, EWP volumes will continue to be influenced by changes in new single-family housing starts and we expect modest EWP price erosion in the second quarter.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2024 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
	(millions)
Sales	$1,536.5	$1,645.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,276.2	1,307.4
Depreciation and amortization	37.1	35.9
Selling and distribution expenses	143.6	144.1
General and administrative expenses	25.0	25.1
Other (income) expense, net	—	(0.1)
	1,482.0	1,512.4

Income from operations	$54.5	$133.0

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	83.1%	79.5%
Depreciation and amortization	2.4	2.2
Selling and distribution expenses	9.3	8.8
General and administrative expenses	1.6	1.5
Other (income) expense, net	—	—
	96.5%	91.9%

Income from operations	3.5%	8.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
	(thousands)
U.S. Housing Starts (a)
Single-family	227.6	241.2
Multi-family	88.8	80.1
	316.4	321.3

	(thousands)
Segment Sales
Wood Products	$415,845	$468,928
Building Materials Distribution	1,407,116	1,505,021
Intersegment eliminations	(286,467)	(328,529)
Total sales	$1,536,494	$1,645,420

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.8
I-joists (equivalent lineal feet)	55	57
Plywood (sq. ft.) (3/8" basis)	363	372

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$26.09	$28.75
I-joists (1,000 equivalent lineal feet)	1,833	2,018
Plywood (1,000 sq. ft.) (3/8" basis)	341	378

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	36.7%	36.7%
General line	42.6%	41.0%
Engineered wood products	20.7%	22.3%

Gross margin percentage (b)	14.7%	15.1%
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

Sales

For the three months ended March 31, 2025, total sales decreased $108.9 million, or 7%, to $1,536.5 million from $1,645.4 million during the three months ended March 31, 2024. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we manufacture and distribute with single-family residential construction activity being the key demand driver of our sales. In first quarter 2025, total U.S. housing starts and single-family housing starts decreased 2% and 6%, respectively, compared with the same period in 2024. Average composite panel prices for the three months ended March 31, 2025 were 13% lower than in the same period in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three months ended March 31, 2025 were 13% higher than in the same period in the prior year, as reflected by Random Lengths composite lumber pricing.

Wood Products.  Sales, including sales to our BMD segment, decreased $53.1 million, or 11%, to $415.8 million for the three months ended March 31, 2025, from $468.9 million for the three months ended March 31, 2024. The decrease in sales was driven by lower sales prices of 9% for both LVL and I-joists (collectively referred to as EWP), resulting in decreased sales of $12.2 million and $10.1 million, respectively. Additionally, sales volumes decreased 3% for both LVL and I-joists, resulting in decreased sales of $4.6 million and $3.8 million, respectively. EWP sales volumes decreased due to a decrease in housing starts. In addition, plywood sales prices and sales volumes decreased 10% and 2%, respectively, resulting in decreased sales of $13.3 million and $3.4 million, respectively.

Building Materials Distribution.  Sales decreased $97.9 million, or 7%, to $1,407.1 million for the three months ended March 31, 2025, from $1,505.0 million for the three months ended March 31, 2024. Compared with the same quarter in the prior year, the overall decrease in sales was driven by sales volume and sales price decreases of 5% and 2%, respectively. By product line, commodity sales decreased 7%, or $36.1 million; general line product sales decreased 3%, or $17.2 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 13%, or $44.6 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $31.3 million, or 2%, to $1,276.2 million for the three months ended March 31, 2025, compared with $1,307.4 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to purchases of externally produced veneer for our Alexandria EWP mill as a result of downtime to complete the modernization projects at our Oakdale veneer and plywood mill. In addition, lumber input costs for solid-sawn I-joist and laminated beam production also increased. These increases were offset by lower sales volumes compared with first quarter 2024. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 1,100 basis points, primarily as the result of lower EWP and plywood sales prices, as well as lower sales volumes which resulted in decreased leveraging of manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decrease in sales volumes compared with first quarter 2024. However, the BMD segment MLO rate increased 40 basis points, driven by lower margin percentages on commodity and EWP products.

Depreciation and amortization expense increased $1.3 million, or 4%, to $37.1 million for the three months ended March 31, 2025, compared with $35.9 million during the same period in the prior year. The increase was primarily due to purchases of property and equipment, offset partially by $2.2 million of accelerated depreciation recorded in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility.

Selling and distribution expenses decreased $0.5 million, or less than 1%, to $143.6 million for the three months ended March 31, 2025, compared with $144.1 million during the same period in the prior year. The decrease was due primarily to lower incentive compensation expense, as well as decreased shipping and handling costs. These decreases were offset by higher employee-related expenses.

General and administrative expenses decreased $0.1 million, or less than 1%, to $25.0 million for the three months ended March 31, 2025, compared with $25.1 million for the same period in the prior year. The decrease was primarily the result of lower incentive compensation offset partially by an increase in professional fees.

Income From Operations

Income from operations decreased $78.5 million to $54.5 million for the three months ended March 31, 2025, compared with $133.0 million for the three months ended March 31, 2024.

Wood Products.  Segment income decreased $53.5 million to $17.7 million for the three months ended March 31, 2025, compared with $71.2 million for the three months ended March 31, 2024. The decrease in segment income was due primarily to lower EWP and plywood sales prices, as well as higher per-unit conversion costs as a result of downtime to complete the modernization projects at our Oakdale, Louisiana veneer and plywood mill. In addition, lower EWP sales volumes and higher lumber input costs for solid-sawn I-joist and laminated beam production also contributed to the decrease in segment income.

Building Materials Distribution.  Segment income decreased $24.0 million to $48.4 million for the three months ended March 31, 2025, from $72.5 million for the three months ended March 31, 2024. The decrease in segment income was driven by a gross margin decrease of $20.4 million, resulting primarily from lower sales volumes and decreased margins on commodity and EWP products. In addition, depreciation and amortization expense increased $3.3 million.

Corporate.  Unallocated corporate expenses increased $0.9 million to $11.6 million for the three months ended March 31, 2025, from $10.7 million for the same period in the prior year. The increase was due primarily to an increase in employee-related expenses and professional fees.

Other

Interest Income.  Interest income decreased $5.1 million to $5.5 million for the three months ended March 31, 2025, from $10.6 million for the same period in the prior year. The decrease was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

Change in fair value of interest rate swaps. For information related to our interest rate swap, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three months ended March 31, 2025 and 2024, we recorded $13.8 million and $32.8 million, respectively, of income tax expense and had an effective rate of 25.5% and 24.0%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended first quarter 2025 with $561.8 million of cash and cash equivalents and $450.0 million of debt. At March 31, 2025, we had $957.5 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $151.5 million during the three months ended March 31, 2025, as we used cash to fund seasonal working capital increases, capital spending, treasury stock purchases, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the three-month comparative periods are noted below.

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

On April 14, 2025, we entered into a credit agreement for a $450.0 million revolving facility which matures on April 14, 2030. At closing, $50.0 million under the facility was borrowed, and we had approximately $4.3 million of letters of credit outstanding that reduced availability under the credit agreement. Proceeds from the facility were used to repay the $50.0 million term loan under the asset-based revolving credit facility. In connection with the entry into the credit agreement described above, we terminated the $400.0 million asset-based revolving credit facility and $50.0 million term loan facility. For more information related to our credit agreements, see the discussion in Note 6, Debt, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

	Three Months Ended March 31
	2025	2024
	(thousands)
Net cash provided by (used for) operations	$(28,476)	$27,462
Net cash used for investment	(52,225)	(37,158)
Net cash used for financing	(70,778)	(49,631)

Operating Activities

For the three months ended March 31, 2025, our operating activities used $28.5 million of cash, compared with $27.5 million of cash generated in the same period in 2024. The $55.9 million decrease in cash provided by operations was due primarily to a decrease in income from operations, offset partially by a lesser year-over-year increase in working capital. Working capital increased $123.7 million during the three months ended March 31, 2025, compared with a $149.2 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 18% and 19%, comparing sales for the months of March 2025 and 2024 with sales for the months of December 2024 and 2023, respectively. Inventories increased during the three months ended March 31, 2025 in preparation for the spring building season, as well as participation in certain BMD vendors' early-buy programs. Inventories increased during the three months ended March 31, 2024 in preparation for the spring building season. The increase in accounts payable and accrued liabilities as of March 31, 2025 was related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee compensation payouts made during the quarter and lower accrued rebates. The increase in accounts payable and accrued liabilities as of March 31, 2024 was related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee incentive compensation payouts made during the quarter.

Investment Activities

During the three months ended March 31, 2025 and 2024, we used $53.2 million and $34.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the three months ended March 31, 2024, we also used $3.4 million of cash for post-transaction closing adjustments related to the BROSCO acquisition.

Excluding potential acquisitions, we expect capital expenditures in 2025 to total approximately $220 million to $240 million. We expect our capital spending in 2025 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2025 capital expenditures range includes additional spending on the multi-year investments at our Thorsby EWP mill and Oakdale veneer and plywood mills, as well as our greenfield distribution centers in Texas and South Carolina. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the three months ended March 31, 2025, our financing activities used $70.8 million of cash, including $53.9 million for the repurchase of 482,700 shares of our common stock, $10.5 million in common stock dividend payments, and $5.9 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2025, we did not borrow under our revolving credit facility and therefore have no borrowings outstanding on the facility as of March 31, 2025.

During the three months ended March 31, 2024, our financing activities used $49.6 million of cash, including $27.0 million for the repurchase of 205,938 shares of our common stock, $11.2 million in common stock dividend payments, and $11.0 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2024, we did not borrow under our revolving credit facility.

For more information related to our debt transactions and structure, our dividend policy, and our stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of March 31, 2025, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2024.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2025, there have been no material changes to the guarantees disclosed in our 2024 Form 10-K.

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

Employees

As of April 27, 2025, we had approximately 7,670 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of April 27, 2025, we had ten collective bargaining agreements. One agreement covering approximately 40 employees at our Vancouver BMD facility expired on December 31, 2024 and one agreement covering approximately 20 employees at our Billings BMD facility expired on March 31, 2025. The terms and conditions of these agreements remain in effect pending negotiation of new agreements. In addition, two agreements covering approximately 750 employees at our Oakdale and Florien plywood plants are set to expire on July 15, 2025. The terms and conditions of these agreements will remain in effect after expiration pending negotiation of new agreements. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2025, there have been no material changes to financial market risks disclosed in our 2024 Form 10-K.

Environmental

As of March 31, 2025, there have been no material changes to environmental issues disclosed in our 2024 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. At March 31, 2025, there have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of March 31, 2025, there have been no material changes in our exposure to market risk from those disclosed in our 2024 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2024 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. During first quarter 2025, we repurchased 482,700 shares under the Program at a cost of $53.9 million, or an average of $111.63 per share. Set forth below is information regarding the Company's share repurchases under the Program during the first quarter ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	250,000	$120.51	250,000	1,558,216
February 1, 2025 - February 28, 2025	80,000	105.27	80,000	1,478,216
March 1, 2025 - March 31, 2025	152,700	100.43	152,700	1,325,516
Total	482,700	$111.63	482,700	1,325,516

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended March 31, 2025, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.          EXHIBITS

Number	Description

10.1	Form of 2025 Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan

10.2	Form of 2025 Performance Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan

10.3	Form of 2025 Director Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  May 5, 2025