Form 10-Q
period 2025-06-30
BOISE CASCADE Co
filed 2025-08-04
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 37,337,473 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 31, 2025.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands, except per-share data)
Sales	$1,740,114	$1,797,670	$3,276,608	$3,443,090

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,441,459	1,440,680	2,717,642	2,748,119
Depreciation and amortization	37,409	34,367	74,530	70,217
Selling and distribution expenses	161,815	149,783	305,463	293,893
General and administrative expenses	26,470	25,943	51,467	51,060
Other (income) expense, net	(7,569)	(84)	(7,543)	(162)
	1,659,584	1,650,689	3,141,559	3,163,127

Income from operations	80,530	146,981	135,049	279,963

Foreign currency exchange gain (loss)	1,093	(104)	1,093	(403)
Pension expense (excluding service costs)	(32)	(37)	(65)	(74)
Interest expense	(5,183)	(6,105)	(10,495)	(12,175)
Interest income	4,623	10,543	10,133	21,140
Change in fair value of interest rate swaps	(435)	(487)	(925)	(707)
	66	3,810	(259)	7,781

Income before income taxes	80,596	150,791	134,790	287,744
Income tax provision	(18,611)	(38,499)	(32,457)	(71,328)
Net income	$61,985	$112,292	$102,333	$216,416

Weighted average common shares outstanding:
Basic	37,682	39,412	37,848	39,510
Diluted	37,795	39,608	37,999	39,766

Net income per common share:
Basic	$1.64	$2.85	$2.70	$5.48
Diluted	$1.64	$2.84	$2.69	$5.44

Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands)
Net income	$61,985	$112,292	$102,333	$216,416
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2, $2, $4, and $4, respectively	6	7	12	15
Other comprehensive income, net of tax	6	7	12	15
Comprehensive income	$61,991	$112,299	$102,345	$216,431

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2025	December 31, 2024
	(thousands)
ASSETS
Current
Cash and cash equivalents	$481,019	$713,260
Receivables
Trade, less allowances of $4,102 and $5,506	462,312	321,820
Related parties	282	173
Other	18,059	22,772
Inventories	918,957	803,296
Prepaid expenses and other	30,428	24,747
Total current assets	1,911,057	1,886,068

Property and equipment, net	1,116,343	1,047,083
Operating lease right-of-use assets	53,175	49,673
Finance lease right-of-use assets	12,549	22,128
Timber deposits	7,201	6,916
Goodwill	171,945	171,945
Intangible assets, net	162,856	173,027
Deferred income taxes	3,464	3,705
Other assets	6,921	8,838
Total assets	$3,445,511	$3,369,383

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2025	December 31, 2024
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$414,966	$297,676
Related parties	2,173	1,315
Accrued liabilities
Compensation and benefits	98,865	127,415
Interest payable	10,145	9,957
Other	119,039	127,653
Total current liabilities	645,188	564,016

Debt
Long-term debt, net	444,884	446,167

Other
Compensation and benefits	38,031	42,006
Operating lease liabilities, net of current portion	46,847	43,174
Finance lease liabilities, net of current portion	16,180	26,883
Deferred income taxes	81,181	78,849
Other long-term liabilities	21,143	17,014
	203,382	207,926

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 45,248 and 45,139 shares issued, respectively	452	451
Treasury stock, 7,793 and 6,956 shares at cost, respectively	(428,732)	(341,974)
Additional paid-in capital	566,111	565,041
Accumulated other comprehensive loss	(448)	(460)
Retained earnings	2,014,674	1,928,216
Total stockholders' equity	2,152,057	2,151,274
Total liabilities and stockholders' equity	$3,445,511	$3,369,383

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2025	2024
	(thousands)
Cash provided by (used for) operations
Net income	$102,333	$216,416
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	76,341	71,832
Stock-based compensation	7,010	7,923
Pension expense	65	74
Deferred income taxes	2,778	11,088
Change in fair value of interest rate swaps	925	707
Other	(11,181)	115
Decrease (increase) in working capital, net of acquisitions
Receivables	(133,103)	(102,096)
Inventories	(115,661)	(120,976)
Prepaid expenses and other	(7,750)	(7,870)
Accounts payable and accrued liabilities	86,242	99,354
Income taxes payable	(2,677)	(6,251)
Other	(628)	(1,151)
Net cash provided by operations	4,694	169,165

Cash provided by (used for) investment
Expenditures for property and equipment	(132,257)	(74,099)
Acquisitions of businesses and facilities	—	(3,387)
Proceeds from sales of assets and other	10,152	819
Net cash used for investment	(122,105)	(76,667)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	—
Payments of long-term debt, including revolving credit facility	(50,000)	—
Treasury stock purchased	(87,746)	(88,858)
Dividends paid on common stock	(18,383)	(19,069)
Tax withholding payments on stock-based awards	(5,939)	(11,117)
Payments of deferred financing costs	(1,819)	—
Other	(943)	(952)
Net cash used for financing	(114,830)	(119,996)

Net decrease in cash and cash equivalents	(232,241)	(27,498)

Balance at beginning of the period	713,260	949,574

Balance at end of the period	$481,019	$922,076

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2024	45,139	$451	6,956	$(341,974)	$565,041	$(460)	$1,928,216	$2,151,274
Net income							40,348	40,348
Other comprehensive income						6		6
Common stock issued	109	1						1
Treasury stock purchased			483	(53,884)				(53,884)
Stock-based compensation					3,757			3,757
Common stock dividends ($0.21 per share)							(8,060)	(8,060)
Tax withholding payments on stock-based awards					(5,938)			(5,938)
Other				(426)	(1)			(427)
Balance at March 31, 2025	45,248	$452	7,439	$(396,284)	$562,859	$(454)	$1,960,504	$2,127,077
Net income							61,985	61,985
Other comprehensive income						6		6
Treasury stock purchased			354	(32,127)				(32,127)
Stock-based compensation					3,253			3,253
Common stock dividends ($0.21 per share)							(7,815)	(7,815)
Tax withholding payments on stock-based awards					(1)			(1)
Other				(321)				(321)
Balance at June 30, 2025	45,248	$452	7,793	$(428,732)	$566,111	$(448)	$2,014,674	$2,152,057

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $68.9 million and $64.5 million for the three months ended June 30, 2025 and 2024, respectively, and $129.2 million and $123.4 million for the six months ended June 30, 2025 and 2024, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At June 30, 2025 and December 31, 2024, we had $84.0 million and $91.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2025 and December 31, 2024, we had $10.0 million and $17.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	June 30, 2025	December 31, 2024
	(thousands)
Finished goods and work in process	$807,273	$695,901
Logs	50,535	50,152
Other raw materials and supplies	61,149	57,243
	$918,957	$803,296

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2025	December 31, 2024
	(thousands)
Land	$98,267	$94,591
Buildings	382,120	360,518
Improvements	79,308	87,512
Mobile equipment, information technology, and office furniture	307,919	296,604
Machinery and equipment	1,030,629	1,089,117
Construction in progress	192,964	147,668
	2,091,207	2,076,010
Less: accumulated depreciation	(974,864)	(1,028,927)
	$1,116,343	$1,047,083

At June 30, 2025 and December 31, 2024, we had $11.4 million and $10.8 million, respectively, of accrued purchases of property and equipment.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap, which expired in June 2025. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2025 and December 31, 2024, we held $444.3 million and $679.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2025 and December 31, 2024, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $388.0 million and $377.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR). Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, prior to its expiration in June 2025, we also had an interest rate swap to mitigate our variable interest rate exposure, the fair value of which was measured based on Level 2 inputs.

Interest Rate Risk and Interest Rate Swap

We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR when we have loan amounts outstanding on our revolving credit facility.

In addition, we were exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan prior to its repayment in April 2025. To limit the variability of interest payments on our debt, we entered into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows.

Our interest rate swap agreement expired in June 2025. Under the interest rate swap, we received one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and made fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure from our term loan. Payments on this interest rate swap, with a notional principal amount of $50.0 million, were due on a monthly basis at an annual fixed rate of 0.41%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2024, the fair value of the interest rate swap agreement was immaterial. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

In accordance with our risk management strategy, we actively monitor our interest rate exposure and use derivative instruments from time to time to manage the related risk. We do not speculate using derivative instruments.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At June 30, 2025, receivables from two customers accounted for approximately 18% and 14% of total receivables. At December 31, 2024, receivables from these two customers accounted for approximately 19% and 11% of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

For the three and six months ended June 30, 2025, we recorded $18.6 million and $32.5 million, respectively, of income tax expense and had an effective rate of 23.1% and 24.1%, respectively. For the three and six months ended June 30, 2024, we recorded $38.5 million and $71.3 million, respectively, of income tax expense and had an effective rate of 25.5% and 24.8%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the six months ended June 30, 2025 and 2024, cash paid for taxes, net of refunds received, were $32.1 million and $66.5 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands, except per-share data)
Net income	$61,985	$112,292	$102,333	$216,416
Weighted average common shares outstanding during the period (for basic calculation)	37,682	39,412	37,848	39,510
Dilutive effect of other potential common shares	113	196	151	256
Weighted average common shares and potential common shares (for diluted calculation)	37,795	39,608	37,999	39,766

Net income per common share - Basic	$1.64	$2.85	$2.70	$5.48
Net income per common share - Diluted	$1.64	$2.84	$2.69	$5.44

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares of common stock and an insignificant number of shares of common stock, respectively, in the three months ended June 30, 2025 and 2024, and 0.1 million shares of common stock and an insignificant number of shares of common stock, respectively, in the six months ended June 30, 2025 and 2024. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2024 and June 30, 2025	$45,779	$126,166	$171,945

At June 30, 2025 and December 31, 2024, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions, which are amortized over their useful life. For the three months ended June 30, 2025 and 2024 we recognized $5.1 million and $4.9 million, respectively, of amortization expense for intangible assets. For the six months ended June 30, 2025 and 2024 we recognized $10.2 million and $9.8 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,799)	$24,801
Customer relationships	197,100	(59,045)	138,055
	$224,700	$(61,844)	$162,856

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,199)	$25,401
Customer relationships	197,100	(49,474)	147,626
	$224,700	$(51,673)	$173,027

6.    Debt

Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
	(thousands)
Revolving credit facility due 2030	$50,000	$—
4.875% senior notes due 2030	400,000	400,000
Asset-based revolving credit facility due 2027	—	—
Asset-based credit facility term loan due 2027	—	50,000
Deferred financing costs	(5,116)	(3,833)
Long-term debt	$444,884	$446,167

Credit Agreement

On April 14, 2025, we entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto. The Credit Agreement provides for a $450 million revolving credit facility (the Revolver), which includes a $45 million swingline sub-facility and a $75 million letter of credit sub-facility. Borrowings under the Revolver may be repaid and re-borrowed from time to time at our discretion without premium or penalty. The proceeds of borrowings under the agreement are available for working capital needs and general business purposes. The Credit Agreement matures on April 12, 2030.

Interest rates under the Credit Agreement are based, at our election, on either an Alternate Base Rate, a Term SOFR Rate, or a Daily Simple SOFR Rate (each as defined in the Credit Agreement), each plus an applicable spread based on our net leverage ratio. The frequency of interest payments on borrowings under the Credit Agreement is dependent on the type of borrowing outstanding. In addition, we are required to pay an unused commitment fee on the unused portion of the lending commitments. This fee ranges from 0.20% to 0.30% per annum, dependent upon our net leverage ratio.

The Credit Agreement is secured by a first priority security interest in substantially all of the assets of Boise Cascade Company and the guarantors under the Credit Agreement, except real property and certain other excluded property. The obligations of Boise Cascade Company are required to be guaranteed by all Material Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains customary nonfinancial covenants, including but not limited to, restrictions on new indebtedness, liens, dispositions, certain investments, mergers, swap agreements, restricted payments, and restrictions on affiliate transactions. The Credit Agreement also contains a requirement that our net leverage ratio shall not exceed 3.5:1 as of the last day of any fiscal quarter. The restricted payment covenant imposes restrictions on our ability to pay dividends. Among other carve outs from this provision is one that allows us to pay dividends without any dollar limitation, so long as both before and immediately after giving effect to such payments, (i) no default exists or would result therefrom and (ii) the net leverage ratio is less than or equal to 3:1.

In connection with the entry into the Credit Agreement described above, we terminated the Prior Credit Agreement described below. Proceeds from the Revolver were used to repay the $50.0 million term loan under the Prior Credit Agreement. The outstanding letters of credit under the Prior Credit Agreement were transferred to the Credit Agreement in connection with the termination. We did not incur any penalties in connection with the termination of the Prior Credit Agreement. The new credit facility under the Credit Agreement is not an asset-based credit facility.

At June 30, 2025, we had $50.0 million outstanding under the Revolver and $4.8 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolver by an equivalent amount.

Asset-Based Credit Facility

On May 15, 2015, Boise Cascade and its principal operating subsidiaries, Boise Cascade Wood Products, L.L.C., and Boise Cascade Building Materials Distribution, L.L.C., as borrowers, and Boise Cascade Wood Products Holdings Corp., as guarantor, entered into an Amended and Restated Credit Agreement, as amended, (the Prior Credit Agreement) with Wells Fargo Capital Finance, LLC, as administrative agent, and the banks named therein as lenders. The Prior Credit Agreement included a $400 million senior secured asset-based revolving credit facility and a $50.0 million term loan, which were both terminated in connection with entry into the Credit Agreement on April 14, 2025, as discussed above.

At December 31, 2024, we had no borrowings outstanding under the Prior Credit Agreement and $4.3 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduced availability under the Prior Credit Agreement by an equivalent amount.

2030 Notes

On July 27, 2020, we issued $400 million of 4.875% senior notes due July 1, 2030 (2030 Notes) through a private placement that was exempt from the registration requirements of the Securities Act. Interest on our 2030 Notes is payable semiannually in arrears on January 1 and July 1. The 2030 Notes are guaranteed by each of our existing and future direct or indirect domestic subsidiaries that is a guarantor under our Credit Agreement.

The 2030 Notes are senior unsecured obligations and rank equally with all of the existing and future senior indebtedness of Boise Cascade Company and of the guarantors, senior to all of their existing and future subordinated indebtedness, effectively subordinated to all of their present and future senior secured indebtedness (including all borrowings with respect to our Credit Agreement to the extent of the value of the assets securing such indebtedness), and structurally subordinated to the indebtedness of any subsidiaries that do not guarantee the 2030 Notes.

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

Interest Rate Swap

For information on our interest rate swap, which expired in June 2025, see "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies.

Cash Paid for Interest

For the six months ended June 30, 2025 and 2024, cash payments for interest were $8.1 million and $10.3 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands)
Operating lease cost	$3,605	$3,493	$7,021	$6,968
Finance lease cost
Amortization of right-of-use assets	545	624	1,145	1,241
Interest on lease liabilities	493	542	996	1,083
Variable lease cost	1,414	1,584	2,906	3,161
Short-term lease cost	1,592	1,350	3,285	2,814
Sublease income	(64)	(32)	(117)	(79)
Total lease cost	$7,585	$7,561	$15,236	$15,188

Other Information

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30
	2025	2024
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,797	$6,470
Operating cash flows from finance leases	995	1,065
Financing cash flows from finance leases	943	952
Right-of-use assets obtained in exchange for lease obligations
Operating leases	8,885	1,955
Finance leases	—	803

Other information related to leases was as follows:

	June 30, 2025	December 31, 2024

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	12	13
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	8.6%	7.5%

As of June 30, 2025, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2025	$7,192	$1,203
2026	11,793	2,417
2027	11,238	2,462
2028	8,883	2,293
2029	8,158	2,252
Thereafter	23,244	17,087
Total future minimum lease payments	70,508	27,714
Less: interest	(13,341)	(10,510)
Total lease obligations	57,167	17,204
Less: current obligations	(10,320)	(1,024)
Long-term lease obligations	$46,847	$16,180

As of June 30, 2025, the undiscounted future lease payments for additional leases that have not yet commenced was approximately $9 million. This lease is expected to commence in 2025 with a lease term of approximately 9 years.

8.    Stock-Based Compensation

In April 2016, we adopted the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which was amended and restated as the 2025 Boise Cascade Omnibus Incentive Plan (2025 Incentive Plan) and approved by our stockholders in May 2025. The 2025 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, cash-based compensation, and performance awards. Directors, officers, and other employees, as well as consultants and advisors, are eligible for grants under the 2025 Incentive Plan. These awards are at the discretion of the compensation committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2025 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid if and when the awards vest. Shares issued pursuant to awards under the 2025 Incentive Plan are from our authorized, but unissued shares. The maximum number of shares approved for grant under the 2025 Incentive Plan is 1.7 million shares.

During the six months ended June 30, 2025 and 2024, we granted two types of stock-based awards: performance stock units (PSUs) and restricted stock units (RSUs). Pursuant to the terms of the 2025 Incentive Plan, all stock-based awards granted after December 31, 2024 reduce the amount of shares available for issuance. Therefore, as of June 30, 2025, 1.5 million shares remained available for future issuance under the 2025 Incentive Plan.

PSU and RSU Awards

During the six months ended June 30, 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2025, 2026, and 2027. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2025 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the six months ended June 30, 2024, we granted 60,207 PSUs to our officers and other employees, subject to performance and service conditions. For both periods, the PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the six months ended June 30, 2025 and 2024, we granted an aggregate of 99,025 and 72,289 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2025 and 2024, the total fair value of PSUs and RSUs vested was $15.8 million and $34.0 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2025:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2024	257,024	$86.31	131,797	$104.45
Granted	83,616	103.66	99,025	103.57
Performance condition adjustment (a)	(1,157)	137.79	—	—
Vested	(81,165)	81.15	(70,933)	99.65
Forfeited	(14,948)	89.90	(7,644)	103.99
Outstanding, June 30, 2025	243,370	$93.53	152,245	$106.14
_______________________________

(a)    Represents total PSUs forfeited during the six months ended June 30, 2025, related to below-target achievement of the 2024 performance condition on awards granted to other employees in 2024. During the 2024 performance period, other employees earned 90% of the target based on Boise Cascade's 2024 EBITDA, determined by executive management, in accordance with the related grant agreement.

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

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands)
PSUs	$1,194	$2,045	$3,026	$4,322
RSUs	2,059	1,773	3,984	3,601
Total	$3,253	$3,818	$7,010	$7,923

The related tax benefit for the six months ended June 30, 2025 and 2024, was $1.9 million and $2.0 million, respectively. As of June 30, 2025, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $24.6 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2025 and 2024, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On July 31, 2025, our board of directors declared a quarterly dividend of $0.22 per share on our common stock, payable on September 17, 2025, to stockholders of record on September 2, 2025. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

During the six months ended June 30, 2025, we repurchased 837,352 shares under the Program at a cost of $86.0 million, or an average of $102.72 per share. During the six months ended June 30, 2024, we repurchased 677,845 shares under the Program at a cost of $88.9 million, or an average of $131.09 per share. The shares were purchased with cash on hand and are recorded as "Treasury stock" on our Consolidated Balance Sheets. As of June 30, 2025, there were 970,864 shares of common stock that may yet be purchased under the Program.

In July 2025, we repurchased 117,000 shares under the Program at a cost of approximately $10 million, or an average of $88.38 per share. Subsequent to these share repurchases, there were approximately 850,000 shares of common stock that may yet be purchased under the Program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.2 million and $3.1 million, respectively, during the three months ended June 30, 2025 and 2024, and $3.8 million and $5.7 million, respectively, during the six months ended June 30, 2025 and 2024. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $17.9 million and $21.3 million, respectively, during the three months ended June 30, 2025 and 2024, and $32.8 million and $41.1 million, respectively, during the six months ended June 30, 2025 and 2024. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.    Segment Information

We operate our business using two reportable segments: Wood Products and BMD. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(millions)
Wood Products (a)
LVL (b)	$14.3	$12.6	$31.0	$25.2
I-joists (b)	8.7	9.5	19.9	16.2
Other engineered wood products (b)	5.7	8.3	12.5	16.4
Plywood and veneer	61.6	75.3	121.4	149.8
Lumber	12.6	13.2	25.2	28.4
Byproducts	15.8	18.4	31.5	35.5
Other	6.5	5.1	13.0	11.3
	125.2	142.5	254.6	282.9

Building Materials Distribution
Commodity	551.8	578.8	1,068.7	1,131.8
General line	733.7	702.5	1,333.5	1,319.4
Engineered wood products	329.4	373.9	619.9	709.0
	1,614.9	1,655.2	3,022.0	3,160.2
	$1,740.1	$1,797.7	$3,276.6	$3,443.1
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the six months ended June 30, 2025 and 2024, approximately 74% and 77%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands)
Wood Products
Sales	$447,235	$489,823	$863,080	$958,751

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	398,451	378,920	760,697	736,641
Other segment items (b)	11,492	15,853	24,896	31,438
Depreciation and amortization	23,316	22,270	45,802	46,654
	433,259	417,043	831,395	814,733

Segment income from operations	$13,976	$72,780	$31,685	$144,018

Building Materials Distribution
Sales	$1,614,915	$1,655,221	$3,022,031	$3,160,242

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,365,755	1,409,510	2,566,695	2,687,931
Selling and distribution expenses	150,865	138,716	283,964	272,330
Other segment items (b)	6,447	9,854	16,745	19,270
Depreciation and amortization	13,815	11,741	28,177	22,848
	1,536,882	1,569,821	2,895,581	3,002,379

Segment income from operations	$78,033	$85,400	$126,450	$157,863

Reconciliation of sales
Wood Products	$447,235	$489,823	$863,080	$958,751
Building Materials Distribution	1,614,915	1,655,221	3,022,031	3,160,242
Intersegment eliminations (c)	(322,036)	(347,374)	(608,503)	(675,903)
Total net sales	$1,740,114	$1,797,670	$3,276,608	$3,443,090

Reconciliation of income
Wood Products	$13,976	$72,780	$31,685	$144,018
Building Materials Distribution	78,033	85,400	126,450	157,863
Unallocated corporate costs (d)	(11,479)	(11,199)	(23,086)	(21,918)
Income from operations	$80,530	$146,981	$135,049	$279,963
Interest expense	(5,183)	(6,105)	(10,495)	(12,175)
Interest income	4,623	10,543	10,133	21,140
Other unallocated items (e)	626	(628)	103	(1,184)
Income before income taxes	$80,596	$150,791	$134,790	$287,744
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

	June 30, 2025	December 31, 2024
	(thousands)
Assets
Wood Products	$1,199,311	$1,145,555
Building Materials Distribution	1,790,345	1,524,214
Corporate	455,855	699,614
Total assets	$3,445,511	$3,369,383

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands)
Capital expenditures
Wood Products	$39,358	$17,804	$70,047	$37,447
Building Materials Distribution	39,588	21,904	62,019	36,576
Corporate	106	61	191	76
Total capital expenditures	$79,052	$39,769	$132,257	$74,099

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2025, there have been no material changes to the above commitments disclosed in the 2024 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2025, there have been no material changes to the guarantees disclosed in the 2024 Form 10-K.

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

Executive Overview

We recorded income from operations of $80.5 million during the three months ended June 30, 2025, compared with income from operations of $147.0 million during the three months ended June 30, 2024. In our Wood Products segment, income decreased $58.8 million to $14.0 million for the three months ended June 30, 2025, from $72.8 million for the three months ended June 30, 2024, due to lower EWP and plywood sales prices, as well as higher per-unit conversion costs primarily as a result of downtime to complete the modernization projects at our Oakdale, Louisiana veneer and plywood mill. In addition, lower plywood sales volumes and an unfavorable profit in inventory adjustment contributed to the decrease in segment income. These decreases in segment income were offset partially by a $3.9 million gain on the sale of a non-operating property. In our BMD segment, income decreased $7.4 million to $78.0 million for the three months ended June 30, 2025, from $85.4 million for the three months ended June 30, 2024, driven by increased selling and distribution expenses and depreciation and amortization expense of $12.1 million and $2.1 million, respectively. These decreases to segment income were offset partially by a gross margin increase of $3.4 million, resulting primarily from increased margins on general line products, which were offset partially by decreased margins on commodity and EWP products. Segment income also benefited from a $3.8 million gain on the sale of a non-operating property. These changes are discussed further in "Our Operating Results" below.

We ended second quarter 2025 with $481.0 million of cash and cash equivalents and $395.2 million of undrawn committed bank line availability, for total available liquidity of $876.2 million. We had $450.0 million of outstanding debt at June 30, 2025. We used $232.2 million of cash during the six months ended June 30, 2025, to fund seasonal working capital increases, capital spending, treasury stock purchases, and dividends paid on our common stock. A further description of our cash sources and uses for the six-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely tied to new residential construction, residential repair-and-remodeling activity, and light commercial construction. Residential construction, particularly new single-family construction, remains a key driver of demand for the products we manufacture and distribute. During the past quarter, the operating environment reflected adjustments by large public homebuilders, who moderated their building pace to align with a demand environment shaped by affordability considerations, cautious consumer sentiment, and broader economic conditions. Evolving market conditions have led to reduced home turnover and households delaying big projects impacting repair-and-remodeling spending. Near-term end market demand has eased and will continue to be influenced by factors such as mortgage rates, home affordability, home equity levels, home sizes, new and existing home inventory levels, unemployment rates, and consumer confidence. However, long-term demand drivers for residential construction, including an undersupply of housing units, aging U.S. housing stock, and elevated levels of homeowner equity, remain strong and continue to support the industry’s fundamentals.

As a manufacturer of plywood, a commodity product, we remain subject to fluctuations in product pricing and input costs. Our distribution business, which purchases and resells a diverse range of products, experiences opportunities for increased sales and margins during periods of rising prices, while periods of declining prices may present challenges. Future product pricing, particularly for commodity products, is expected to remain dynamic, influenced by economic conditions, industry operating rates, supply disruptions, duties, tariffs, transportation constraints, inventory levels, and seasonal demand patterns. For the balance of 2025, our rates of production and inventory stocking positions, will be influenced by end market demand signals and channel inventory decisions of our customer base.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2024 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(millions)
Sales	$1,740.1	$1,797.7	$3,276.6	$3,443.1

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,441.5	1,440.7	2,717.6	2,748.1
Depreciation and amortization	37.4	34.4	74.5	70.2
Selling and distribution expenses	161.8	149.8	305.5	293.9
General and administrative expenses	26.5	25.9	51.5	51.1
Other (income) expense, net	(7.6)	(0.1)	(7.5)	(0.2)
	1,659.6	1,650.7	3,141.6	3,163.1

Income from operations	$80.5	$147.0	$135.0	$280.0

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	82.8%	80.1%	82.9%	79.8%
Depreciation and amortization	2.1	1.9	2.3	2.0
Selling and distribution expenses	9.3	8.3	9.3	8.5
General and administrative expenses	1.5	1.4	1.6	1.5
Other (income) expense, net	(0.4)	—	(0.2)	—
	95.4%	91.8%	95.9%	91.9%

Income from operations	4.6%	8.2%	4.1%	8.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
	(thousands)
U.S. Housing Starts (a)
Single-family	257.4	281.0	486.3	522.2
Multi-family	109.3	89.3	198.3	169.4
	366.7	370.3	684.6	691.6

	(thousands)
Segment Sales
Wood Products	$447,235	$489,823	$863,080	$958,751
Building Materials Distribution	1,614,915	1,655,221	3,022,031	3,160,242
Intersegment eliminations	(322,036)	(347,374)	(608,503)	(675,903)
Total sales	$1,740,114	$1,797,670	$3,276,608	$3,443,090

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	5.5	5.1	10.1	9.9
I-joists (equivalent lineal feet)	62	66	117	122
Plywood (sq. ft.) (3/8" basis)	356	383	718	755

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$25.22	$28.12	$25.62	$28.42
I-joists (1,000 equivalent lineal feet)	1,801	1,961	1,816	1,987
Plywood (1,000 sq. ft.) (3/8" basis)	342	362	341	369

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	34.2%	35.0%	35.4%	35.8%
General line	45.4%	42.4%	44.1%	41.8%
Engineered wood products	20.4%	22.6%	20.5%	22.4%

Gross margin percentage (b)	15.4%	14.8%	15.1%	14.9%
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

Sales

For the three months ended June 30, 2025, total sales decreased $57.6 million, or 3%, to $1,740.1 million from $1,797.7 million during the three months ended June 30, 2024. For the six months ended June 30, 2025, total sales decreased $166.5 million, or 5%, to $3,276.6 million from $3,443.1 million for the same period in the prior year. As described below, the decrease in sales in both periods was driven by the changes in sales prices and volumes for the products we manufacture and distribute, with single-family residential construction activity being the key demand driver of our sales. In second quarter 2025, total U.S. housing starts and single-family housing starts decreased 1% and 8%, respectively, compared with the same period in 2024. On a year-to-date basis through June 2025, total and single-family housing starts decreased 1% and 7%, respectively, compared with the same period in 2024. Average composite panel prices for the three and six months ended June 30, 2025 were 19% and 16% lower, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three and six months ended June 30, 2025 were 18% and 15% higher, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite lumber pricing.

Wood Products.  Sales, including sales to our BMD segment, decreased $42.6 million, or 9%, to $447.2 million for the three months ended June 30, 2025, from $489.8 million for the three months ended June 30, 2024. The decrease in sales was driven by lower sales prices for LVL and I-joists (collectively referred to as EWP) of 10% and 8%, respectively, resulting in decreased sales of $15.8 million and $10.0 million, respectively. Plywood sales volumes and sales prices decreased 7% and 6%, respectively, resulting in decreased sales of $9.9 million and $7.1 million, respectively. In addition, sales volumes for I-joists decreased 5%, resulting in decreased sales of $6.5 million. These decreases were offset partially by increased sales volumes for LVL of 8%, resulting in increased sales of $10.8 million.

For the six months ended June 30, 2025, sales, including sales to our BMD segment, decreased $95.7 million, or 10%, to $863.1 million from $958.8 million for the same period in the prior year. The decrease in sales was driven by lower sales prices for LVL and I-joists of 10% and 9%, respectively, resulting in decreased sales of $28.2 million and $20.1 million, respectively. Plywood sales prices and sales volumes decreased 8% and 5%, respectively, resulting in decreased sales of $20.3 million and $13.4 million, respectively. In addition, sales volumes for I-joists decreased 4%, resulting in decreased sales of $10.3 million. These decreases were offset partially by increased sales volumes for LVL of 2%, resulting in increased sales of $6.3 million.

For both periods described above, I-joist sales volumes were influenced by multiple factors, including the level of housing starts, competition from other wood-based products, and concrete floor applications that limit wood floor opportunity. LVL sales volumes expanded their presence in the marketplace through growth with dealers and homebuilders when compared to the same periods in 2024. In addition, plywood sales volumes in both periods were impacted by planned downtime to complete projects at our Oakdale and Kettle Falls plywood mills.

Building Materials Distribution.  Sales decreased $40.3 million, or 2%, to $1,614.9 million for the three months ended June 30, 2025, from $1,655.2 million for the three months ended June 30, 2024. Compared with the same quarter in the prior year, the overall decrease in sales was driven by a sales price decrease of 2%, as sales volumes were flat. By product line, commodity sales decreased 5%, or $27.0 million; general line product sales increased 4%, or $31.2 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 12%, or $44.5 million.

During the six months ended June 30, 2025, sales decreased $138.2 million, or 4%, to $3,022.0 million from $3,160.2 million for the same period in the prior year. The overall decrease in sales was driven by decreases of 2% for both sales prices and sales volumes. By product line, commodity sales decreased 6%, or $63.1 million; general line product sales increased 1%, or $14.0 million; and sales of EWP decreased 13%, or $89.1 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $0.8 million, or less than 1%, to $1,441.5 million for the three months ended June 30, 2025, compared with $1,440.7 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to purchases of externally produced veneer for our Alexandria EWP mill as a result of downtime to complete the modernization projects at our Oakdale veneer and plywood mill. In addition, labor and other manufacturing costs increased, offset partially by decreased sales volumes for plywood compared with second quarter 2024. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 1,170 basis points, primarily as the result of lower EWP and plywood sales prices, as well as lower sales volumes for I-joists and plywood which resulted in decreased leveraging of manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decline in sales, as well as increased vendor rebates and allowances, compared with second quarter 2024. The BMD segment MLO rate decreased 60 basis points, driven by higher margin percentages on general line products, offset partially by lower margins on commodity products.

For the six months ended June 30, 2025, materials, labor, and other operating expenses (excluding depreciation) decreased $30.5 million, or 1%, to $2,717.6 million, compared with $2,748.1 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to purchases of externally produced veneer for our Alexandria EWP mill as a result of downtime to complete the modernization projects at our Oakdale veneer and plywood mill. Lumber input costs for solid-sawn I-joist and laminated beam production also increased. In addition, labor and other manufacturing costs increased, offset partially by decreased sales volumes for plywood and I-joists compared with the same period in the prior year. The MLO rate in our Wood Products segment increased by 1,130 basis points, due primarily to lower sales prices for EWP and plywood, as well as lower sales volumes for I-joists and plywood, which resulted in decreased leveraging of manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decline in sales, as well as increased vendor rebates and allowances, compared with the first six months of 2024. The BMD segment MLO rate decreased 20 basis points, primarily due to higher margin percentages on our general line sales, offset partially by lower margins on our commodity sales compared with the first six months of 2024.

Depreciation and amortization expense increased $3.0 million, or 9%, to $37.4 million for the three months ended June 30, 2025, compared with $34.4 million during the same period in the prior year. For the six months ended June 30, 2025, these expenses increased $4.3 million, or 6%, to $74.5 million, compared with $70.2 million in the same period in the prior year. The increase in both periods was primarily due to purchases of property and equipment. For the six months ended June 30, 2025, the increase was offset partially by $2.2 million of accelerated depreciation recorded in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility.

Selling and distribution expenses increased $12.0 million, or 8%, to $161.8 million for the three months ended June 30, 2025, compared with $149.8 million during the same period in the prior year. The increase was due primarily to higher employee-related expenses of $6.9 million, offset partially by lower incentive compensation expense of $1.3 million. Additionally, costs related to shipping, handling, and professional fees increased by $2.5 million. For the six months ended June 30, 2025, selling and distribution expenses increased $11.6 million, or 4%, to $305.5 million, compared with $293.9 million during the same period in 2024. The increase was primarily a result of higher employee-related expenses of $10.0 million, offset partially by lower incentive compensation expense of $3.3 million. In addition, costs related to professional fees increased $1.9 million.

General and administrative expenses increased $0.5 million, or 2%, to $26.5 million for the three months ended June 30, 2025, compared with $25.9 million for the same period in the prior year. For the six months ended June 30, 2025, general and administrative expenses increased $0.4 million, or 1%, to $51.5 million, compared with $51.1 million during the same period in 2024. The increase in both periods was due primarily to higher other employee-related expenses and professional fees, offset partially by lower incentive compensation expense.

For the three and six months ended June 30, 2025, other (income) expense, net was $7.6 million and $7.5 million of income, respectively. For both periods, the income primarily relates to gains on the sale of non-operating properties in our Wood Products and BMD segments.

Income From Operations

Income from operations decreased $66.5 million to $80.5 million for the three months ended June 30, 2025, compared with $147.0 million for the three months ended June 30, 2024. Income from operations decreased $144.9 million to $135.0 million for the six months ended June 30, 2025, compared with $280.0 million for the six months ended June 30, 2024.

Wood Products.  Segment income decreased $58.8 million to $14.0 million for the three months ended June 30, 2025, compared with $72.8 million for the three months ended June 30, 2024. The decrease in segment income was due to lower EWP and plywood sales prices, as well as higher per-unit conversion costs primarily as a result of downtime to complete the modernization projects at our Oakdale, Louisiana veneer and plywood mill. In addition, lower plywood sales volumes and an unfavorable profit in inventory adjustment contributed to the decrease in segment income. These decreases in segment income were offset partially by a $3.9 million gain on the sale of a non-operating property.

For the six months ended June 30, 2025, segment income decreased $112.3 million to $31.7 million from $144.0 million for the six months ended June 30, 2024. The decrease in segment income was due to lower EWP and plywood sales prices, as well as higher per-unit conversion costs primarily as a result of downtime to complete the modernization projects at our Oakdale, Louisiana veneer and plywood mill. In addition, higher lumber input costs for solid-sawn I-joist and laminated beam production, as well as lower plywood and EWP sales volumes, contributed to the decrease in segment income. These decreases in segment income were offset partially by a $3.9 million gain on the sale of a non-operating property.

Building Materials Distribution.  Segment income decreased $7.4 million to $78.0 million for the three months ended June 30, 2025, from $85.4 million for the three months ended June 30, 2024. The decrease in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $12.1 million and $2.1 million, respectively. These decreases to segment income were offset partially by a gross margin increase of $3.4 million, resulting primarily from increased margins on general line products, which were offset partially by decreased margins on commodity and EWP products. Additionally, segment income benefited from a $3.8 million gain on the sale of a non-operating property.

For the six months ended June 30, 2025, segment income decreased $31.4 million to $126.5 million from $157.9 million for the six months ended June 30, 2024. The decrease in segment income was driven by a gross margin decrease of $17.0 million, resulting primarily from lower sales volumes and decreased margins on commodity and EWP products. In addition, selling and distribution expenses and depreciation and amortization expense increased $11.6 million and $5.3 million, respectively. These decreases to segment income were offset partially by increased margins on general line products. Segment income also benefited from a $3.8 million gain on the sale of a non-operating property.

Corporate.  Unallocated corporate expenses increased $0.3 million to $11.5 million for the three months ended June 30, 2025, from $11.2 million for the same period in the prior year. For the six months ended June 30, 2025, unallocated corporate expenses increased $1.2 million to $23.1 million from $21.9 million for the six months ended June 30, 2024. The increase in both periods was due primarily to an increase in employee-related expenses and professional fees.

Other

Interest Income.  Interest income decreased $5.9 million to $4.6 million for the three months ended June 30, 2025, from $10.5 million for the same period in the prior year. For the six months ended June 30, 2025, interest income decreased $11.0 million to $10.1 million from $21.1 million for the six months ended June 30, 2024. The decrease in both periods was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

Change in fair value of interest rate swaps. For information related to our interest rate swap, which expired in June 2025, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and six months ended June 30, 2025, we recorded $18.6 million and $32.5 million, respectively, of income tax expense and had an effective rate of 23.1% and 24.1%, respectively. For the three and six months ended June 30, 2024, we recorded $38.5 million and $71.3 million, respectively, of income tax expense and had an effective rate of 25.5% and 24.8%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Industry Mergers and Acquisitions

On July 1, 2025, James Hardie Industries plc (James Hardie) completed the acquisition of The AZEK Company Inc. (AZEK). James Hardie is a significant supplier to our BMD segment. In addition, AZEK produces products that compete with another significant supplier to us, Trex. We have good relationships with both James Hardie and Trex, but it is uncertain what impact, if any, this transaction may have on distribution arrangements with both companies. As such, we cannot assess the potential impact of this transaction to our future results of operations.

Liquidity and Capital Resources

We ended second quarter 2025 with $481.0 million of cash and cash equivalents and $450.0 million of debt. At June 30, 2025, we had $876.2 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $232.2 million during the six months ended June 30, 2025, as we used cash to fund seasonal working capital increases, capital spending, treasury stock purchases, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the six-month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2025 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2025	2024
	(thousands)
Net cash provided by operations	$4,694	$169,165
Net cash used for investment	(122,105)	(76,667)
Net cash used for financing	(114,830)	(119,996)

Operating Activities

For the six months ended June 30, 2025, our operating activities generated $4.7 million of cash, compared with $169.2 million of cash generated in the same period in 2024. The $164.5 million decrease in cash provided by operations was due primarily to a decrease in income from operations, as well as a greater year-over-year increase in working capital, offset partially by a $34.4 million decrease in cash paid for taxes, net of refunds, compared to the same period in 2024. Working capital increased $170.3 million during the six months ended June 30, 2025, compared with a $131.6 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 22% and 16%, comparing sales for the months of June 2025 and 2024 with sales for the months of December 2024 and 2023, respectively. Inventories increased during the six months ended June 30, 2025 due to seasonally higher inventory purchases in our BMD segment for the summer building season, as well as participation in certain BMD vendors' early-buy programs. In addition, inventories for both segments were impacted by a weaker demand environment. Inventories increased during the six months ended June 30, 2024 due to seasonally higher inventory purchases in our BMD segment for the summer building season. The increase in accounts payable and accrued liabilities in both periods was related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee incentive compensation payouts made during the periods.

Investment Activities

During the six months ended June 30, 2025 and 2024, we used $132.3 million and $74.1 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2025, we received proceeds of $10.2 million from the sale of assets. During the six months ended June 30, 2024, we also used $3.4 million of cash for post-transaction closing adjustments related to the BROSCO acquisition.

Excluding potential acquisitions, we expect capital expenditures in 2025 to total approximately $220 million to $240 million. We expect our capital spending in 2025 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2025 capital expenditures range includes additional spending on the multi-year investments at our Thorsby EWP mill and Oakdale veneer and plywood mill, as well as our greenfield distribution center in Texas. In addition, it includes the purchase of previously leased distribution centers in Chicago, Illinois and Minneapolis, Minnesota. This level of capital expenditures could increase or decrease as a result of several factors, including acquisitions, efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the six months ended June 30, 2025, our financing activities used $114.8 million of cash, including $86.0 million for the repurchase of 837,352 shares of our common stock, $18.4 million in common stock dividend payments, and $5.9 million of tax withholding payments on stock-based awards. On April 14, 2025, we entered into a credit agreement for a $450.0 million revolving credit facility which matures on April 12, 2030. At closing, $50.0 million under the facility was borrowed. Proceeds from the facility were used to repay the $50.0 million term loan under the asset-based revolving credit facility. At June 30, 2025, we had $50.0 million of borrowings outstanding under the revolving credit facility.

During the six months ended June 30, 2024, our financing activities used $120.0 million of cash, including $88.9 million for the repurchase of 677,845 shares of our common stock, $19.1 million in common stock dividend payments, and $11.1 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2024, we did not borrow under our asset-based revolving credit facility.

For more information related to our debt transactions and structure, our dividend policy, and our stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of June 30, 2025, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2024.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2025, there have been no material changes to the guarantees disclosed in our 2024 Form 10-K.

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

Employees

As of July 20, 2025, we had approximately 7,710 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of July 20, 2025, we had ten collective bargaining agreements. One agreement covering approximately 20 employees at our Billings BMD facility expired on March 31, 2025. In late July, the union commenced a work stoppage; however, the terms and conditions of this agreement generally remain in effect pending negotiation of a new agreement. The company continues to engage in good faith efforts to reach an agreement on a new contract. Two agreements covering approximately 730 employees at our Oakdale and Florien plywood plants expired on July 15, 2025. The terms and conditions of these agreements remain in effect pending negotiation of new agreements.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2025, there have been no material changes to financial market risks disclosed in our 2024 Form 10-K.

Environmental

As of June 30, 2025, there have been no material changes to environmental issues disclosed in our 2024 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. At June 30, 2025, there have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings "Disclosures of Financial Market Risks" and "Financial Instruments" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of June 30, 2025, there have been no material changes in our exposure to market risk from those disclosed in our 2024 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015 (the Program). Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. During second quarter 2025, we repurchased 354,652 shares under the Program at a cost of $32.1 million, or an average of $90.59 per share. Set forth below is information regarding the Company's share repurchases under the Program during the second quarter ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	179,445	$94.10	179,445	1,146,071
May 1, 2025 - May 31, 2025	63,756	88.22	63,756	1,082,315
June 1, 2025 - June 30, 2025	111,451	86.29	111,451	970,864
Total	354,652	$90.59	354,652	970,864

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended June 30, 2025, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.          EXHIBITS

Number	Description

10.1
Credit Agreement, dated as of April 14, 2025, among Boise Cascade Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 16, 2025)

10.2	2025 Boise Cascade Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 5, 2025)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  August 4, 2025