Form 10-Q
period 2025-09-30
BOISE CASCADE Co
filed 2025-11-03
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 37,043,073 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 31, 2025.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands, except per-share data)
Sales	$1,667,806	$1,713,724	$4,944,414	$5,156,814

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,404,311	1,375,719	4,121,953	4,123,838
Depreciation and amortization	42,378	36,861	116,908	107,078
Selling and distribution expenses	165,074	157,522	470,537	451,415
General and administrative expenses	25,763	26,172	77,230	77,232
Other (income) expense, net	(2,049)	94	(9,592)	(68)
	1,635,477	1,596,368	4,777,036	4,759,495

Income from operations	32,329	117,356	167,378	397,319

Foreign currency exchange gain (loss)	(293)	300	800	(103)
Pension expense (excluding service costs)	(33)	(37)	(98)	(111)
Interest expense	(5,327)	(6,082)	(15,822)	(18,257)
Interest income	4,181	10,168	14,314	31,308
Change in fair value of interest rate swaps	—	(866)	(925)	(1,573)
	(1,472)	3,483	(1,731)	11,264

Income before income taxes	30,857	120,839	165,647	408,583
Income tax provision	(9,088)	(29,801)	(41,545)	(101,129)
Net income	$21,769	$91,038	$124,102	$307,454

Weighted average common shares outstanding:
Basic	37,385	38,848	37,692	39,286
Diluted	37,509	39,063	37,828	39,521

Net income per common share:
Basic	$0.58	$2.34	$3.29	$7.83
Diluted	$0.58	$2.33	$3.28	$7.78

Dividends declared per common share	$0.22	$5.21	$0.64	$5.61

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands)
Net income	$21,769	$91,038	$124,102	$307,454
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2, $3, $6, and $7, respectively	6	7	18	22
Other comprehensive income, net of tax	6	7	18	22
Comprehensive income	$21,775	$91,045	$124,120	$307,476

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024
	(thousands)
ASSETS
Current
Cash and cash equivalents	$511,770	$713,260
Receivables
Trade, less allowances of $4,922 and $5,506	438,443	321,820
Related parties	221	173
Other	24,286	22,772
Inventories	844,358	803,296
Prepaid expenses and other	33,678	24,747
Total current assets	1,852,756	1,886,068

Property and equipment, net	1,129,593	1,047,083
Operating lease right-of-use assets	57,366	49,673
Finance lease right-of-use assets	12,236	22,128
Timber deposits	9,757	6,916
Goodwill	171,945	171,945
Intangible assets, net	157,771	173,027
Deferred income taxes	3,283	3,705
Other assets	7,304	8,838
Total assets	$3,402,011	$3,369,383

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2025	December 31, 2024
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$354,399	$297,676
Related parties	2,117	1,315
Accrued liabilities
Compensation and benefits	104,688	127,415
Interest payable	5,300	9,957
Other	131,563	127,653
Total current liabilities	598,067	564,016

Debt
Long-term debt, net	445,145	446,167

Other
Compensation and benefits	38,679	42,006
Operating lease liabilities, net of current portion	51,381	43,174
Finance lease liabilities, net of current portion	15,915	26,883
Deferred income taxes	89,554	78,849
Other long-term liabilities	19,885	17,014
	215,414	207,926

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 37,163 and 45,139 shares issued, respectively	371	451
Treasury stock, — and 6,956 shares at cost, respectively	—	(341,974)
Additional paid-in capital	569,169	565,041
Accumulated other comprehensive loss	(442)	(460)
Retained earnings	1,574,287	1,928,216
Total stockholders' equity	2,143,385	2,151,274
Total liabilities and stockholders' equity	$3,402,011	$3,369,383

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2025	2024
	(thousands)
Cash provided by (used for) operations
Net income	$124,102	$307,454
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	119,634	109,531
Stock-based compensation	10,068	11,668
Pension expense	98	111
Deferred income taxes	11,243	15,096
Change in fair value of interest rate swaps	925	1,573
Other	(11,336)	322
Decrease (increase) in working capital, net of acquisitions
Receivables	(111,725)	(51,192)
Inventories	(42,462)	(80,739)
Prepaid expenses and other	(7,336)	(6,697)
Accounts payable and accrued liabilities	38,693	44,547
Income taxes payable	(6,248)	(3,970)
Other	(2,524)	(3,952)
Net cash provided by operations	123,132	343,752

Cash provided by (used for) investment
Expenditures for property and equipment	(187,447)	(135,760)
Acquisitions of businesses and facilities	—	(5,581)
Proceeds from sales of assets and other	11,051	1,197
Net cash used for investment	(176,396)	(140,144)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	—
Payments of long-term debt, including revolving credit facility	(50,000)	—
Treasury stock purchased	(112,702)	(158,509)
Dividends paid on common stock	(26,582)	(220,485)
Tax withholding payments on stock-based awards	(5,939)	(11,141)
Payments of deferred financing costs	(1,819)	—
Other	(1,184)	(1,448)
Net cash used for financing	(148,226)	(391,583)

Net decrease in cash and cash equivalents	(201,490)	(187,975)

Balance at beginning of the period	713,260	949,574

Balance at end of the period	$511,770	$761,599

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2024	45,139	$451	6,956	$(341,974)	$565,041	$(460)	$1,928,216	$2,151,274
Net income							40,348	40,348
Other comprehensive income						6		6
Common stock issued	109	1						1
Treasury stock purchased			483	(53,884)				(53,884)
Stock-based compensation					3,757			3,757
Common stock dividends ($0.21 per share)							(8,060)	(8,060)
Tax withholding payments on stock-based awards					(5,938)			(5,938)
Other				(426)	(1)			(427)
Balance at March 31, 2025	45,248	$452	7,439	$(396,284)	$562,859	$(454)	$1,960,504	$2,127,077
Net income							61,985	61,985
Other comprehensive income						6		6
Treasury stock purchased			354	(32,127)				(32,127)
Stock-based compensation					3,253			3,253
Common stock dividends ($0.21 per share)							(7,815)	(7,815)
Tax withholding payments on stock-based awards					(1)			(1)
Other				(321)				(321)
Balance at June 30, 2025	45,248	$452	7,793	$(428,732)	$566,111	$(448)	$2,014,674	$2,152,057
Net income							21,769	21,769
Other comprehensive income						6		6
Repurchase of common stock	(292)	(3)					(25,203)	(25,206)
Treasury stock retirement	(7,793)	(78)	(7,793)	428,732			(428,654)	—
Stock-based compensation					3,058			3,058
Common stock dividends ($0.22 per share)							(8,299)	(8,299)
Balance at September 30, 2025	37,163	$371	—	$—	$569,169	$(442)	$1,574,287	$2,143,385

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers. For our BMD segment, costs related to shipping and handling of $72.3 million and $67.7 million for the three months ended September 30, 2025 and 2024, respectively, and $201.5 million and $191.2 million for the nine months ended September 30, 2025 and 2024, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the expected amount to be paid and recorded as a decrease in "Sales." At September 30, 2025 and December 31, 2024, we had $88.7 million and $91.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2025 and December 31, 2024, we had $13.1 million and $17.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	September 30, 2025	December 31, 2024
	(thousands)
Finished goods and work in process	$730,194	$695,901
Logs	51,181	50,152
Other raw materials and supplies	62,983	57,243
	$844,358	$803,296

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2025	December 31, 2024
	(thousands)
Land	$98,267	$94,591
Buildings	416,022	360,518
Improvements	76,425	87,512
Mobile equipment, information technology, and office furniture	313,323	296,604
Machinery and equipment	1,094,345	1,089,117
Construction in progress	111,909	147,668
	2,110,291	2,076,010
Less: accumulated depreciation	(980,698)	(1,028,927)
	$1,129,593	$1,047,083

At September 30, 2025 and December 31, 2024, we had $6.9 million and $10.8 million, respectively, of accrued purchases of property and equipment.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap, which expired in June 2025. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2025 and December 31, 2024, we held $500.2 million and $679.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2025 and December 31, 2024, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $392.0 million and $377.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR). Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value. As discussed below, prior to its expiration in June 2025, we also had an interest rate swap to mitigate our variable interest rate exposure, the fair value of which was measured based on Level 2 inputs.

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

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2025, receivables from two customers accounted for approximately 16% and 11% of total receivables. At December 31, 2024, receivables from these two customers accounted for approximately 19% and 11% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis, however retrospective application is permitted. We plan to adopt this standard in fourth quarter 2025 on a retrospective basis. The adoption of this standard will result in changes to our disclosures, but will not impact our consolidated financial statements.

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

3.    Income Taxes

For the three and nine months ended September 30, 2025, we recorded $9.1 million and $41.5 million, respectively, of income tax expense and had an effective rate of 29.5% and 25.1%, respectively. For the three and nine months ended September 30, 2024, we recorded $29.8 million and $101.1 million, respectively, of income tax expense and had an effective rate of 24.7% and 24.8%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. In addition, our effective tax rate during the three months ended September 30, 2025 was adversely impacted by the effect of permanent tax differences on decreased pre-tax book income for 2025.

During the nine months ended September 30, 2025 and 2024, cash paid for taxes, net of refunds received, were $36.4 million and $90.0 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the United States. The OBBBA includes numerous provisions that affect corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to bonus depreciation, and modifications to the international tax framework. The OBBBA will not have a material impact on our effective tax rate or total provision for income taxes.

4.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the combination of the weighted average number of common shares outstanding during the period and other potentially dilutive weighted average common shares. Other potentially dilutive weighted average common shares include the dilutive effect of restricted stock units and performance stock units for each period using the treasury stock method. Under the treasury stock method, the amount of compensation expense, if any, for future service that has not yet been recognized is assumed to be used to repurchase shares in the current period.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands, except per-share data)
Net income	$21,769	$91,038	$124,102	$307,454
Weighted average common shares outstanding during the period (for basic calculation)	37,385	38,848	37,692	39,286
Dilutive effect of other potential common shares	124	215	136	235
Weighted average common shares and potential common shares (for diluted calculation)	37,509	39,063	37,828	39,521

Net income per common share - Basic	$0.58	$2.34	$3.29	$7.83
Net income per common share - Diluted	$0.58	$2.33	$3.28	$7.78

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares of common stock and an insignificant number of shares of common stock, respectively, in the three months ended September 30, 2025 and 2024, and 0.1 million shares of common stock in both the nine months ended September 30, 2025 and 2024. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2024 and September 30, 2025	$45,779	$126,166	$171,945

At September 30, 2025 and December 31, 2024, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trade names and trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions, which are amortized over their useful life. For the three months ended September 30, 2025 and 2024 we recognized $5.1 million and $5.0 million, respectively, of amortization expense for intangible assets. For the nine months ended September 30, 2025 and 2024 we recognized $15.3 million and $14.8 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,099)	$24,501
Customer relationships	197,100	(63,830)	133,270
	$224,700	$(66,929)	$157,771

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,199)	$25,401
Customer relationships	197,100	(49,474)	147,626
	$224,700	$(51,673)	$173,027

6.    Debt

Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
	(thousands)
Revolving credit facility due 2030	$50,000	$—
4.875% senior notes due 2030	400,000	400,000
Asset-based revolving credit facility due 2027	—	—
Asset-based credit facility term loan due 2027	—	50,000
Deferred financing costs	(4,855)	(3,833)
Long-term debt	$445,145	$446,167

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

At September 30, 2025, we had $50.0 million outstanding under the Revolver and $4.8 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolver by an equivalent amount.

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

Cash Paid for Interest

For the nine months ended September 30, 2025 and 2024, cash payments for interest were $17.3 million and $20.5 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands)
Operating lease cost	$3,832	$3,401	$10,853	$10,369
Finance lease cost
Amortization of right-of-use assets	314	625	1,459	1,866
Interest on lease liabilities	355	540	1,351	1,623
Variable lease cost	1,170	1,521	4,076	4,682
Short-term lease cost	1,862	1,383	5,147	4,197
Sublease income	(51)	(29)	(168)	(108)
Total lease cost	$7,482	$7,441	$22,718	$22,629

Other Information

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30
	2025	2024
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,491	$9,697
Operating cash flows from finance leases	1,349	1,604
Financing cash flows from finance leases	1,184	1,448
Right-of-use assets obtained in exchange for lease obligations
Operating leases	15,975	3,056
Finance leases	—	803

Other information related to leases was as follows:

	September 30, 2025	December 31, 2024

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	12	13
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	8.6%	7.5%

As of September 30, 2025, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2025	$3,738	$607
2026	12,778	2,417
2027	12,237	2,462
2028	9,909	2,293
2029	9,212	2,252
Thereafter	28,067	17,087
Total future minimum lease payments	75,941	27,118
Less: interest	(14,440)	(10,154)
Total lease obligations	61,501	16,964
Less: current obligations	(10,120)	(1,049)
Long-term lease obligations	$51,381	$15,915

As of September 30, 2025, undiscounted future lease payments for an additional lease that has not yet commenced are approximately $26 million. This lease is expected to commence in 2026 with a lease term of approximately 16 years.

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

During the nine months ended September 30, 2025 and 2024, we granted two types of stock-based awards: performance stock units (PSUs) and restricted stock units (RSUs). Pursuant to the terms of the 2025 Incentive Plan, all stock-based awards granted after December 31, 2024 reduce the amount of shares available for issuance. Therefore, as of September 30, 2025, 1.5 million shares remained available for future issuance under the 2025 Incentive Plan.

PSU and RSU Awards

During the nine months ended September 30, 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2025, 2026, and 2027. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2025 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. Because the PSUs contain a performance condition, we record compensation expense over the requisite service period based on the most probable number of shares expected to vest.

During the nine months ended September 30, 2024, we granted 60,207 PSUs to our officers and other employees, subject to performance and service conditions. For both periods, the PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the nine months ended September 30, 2025 and 2024, we granted an aggregate of 100,159 and 72,377 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2025 and 2024, the total fair value of PSUs and RSUs vested was $15.8 million and $34.0 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2025:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2024	257,024	$86.31	131,797	$104.45
Granted	83,616	103.66	100,159	103.36
Performance condition adjustment (a)	(1,157)	137.79	—	—
Vested	(81,165)	81.15	(70,933)	99.65
Forfeited	(15,998)	91.50	(8,730)	105.37
Outstanding, September 30, 2025	242,320	$93.44	152,293	$105.92
_______________________________

(a)    Represents total PSUs forfeited during the nine months ended September 30, 2025, related to below-target achievement of the 2024 performance condition on awards granted to other employees in 2024. During the 2024 performance period, other employees earned 90% of the target based on Boise Cascade's 2024 EBITDA, determined by executive management, in accordance with the related grant agreement.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands)
PSUs	$956	$1,981	$3,982	$6,303
RSUs	2,102	1,764	6,086	5,365
Total	$3,058	$3,745	$10,068	$11,668

The related tax benefit for the nine months ended September 30, 2025 and 2024, was $2.7 million and $3.0 million, respectively. As of September 30, 2025, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $18.9 million. This expense is expected to be recognized over a weighted-average period of 1.8 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the nine months ended September 30, 2025 and 2024, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On October 30, 2025, our board of directors declared a quarterly dividend of $0.22 per share on our common stock, payable on December 17, 2025, to stockholders of record on December 1, 2025. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

Stock Repurchase

On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015.

During third quarter 2025, our board of directors approved a resolution to retire all outstanding treasury shares previously purchased, as well as a policy to retire all future shares immediately upon repurchase. In accordance with the Company’s policy, the excess cost over par value of retired treasury shares is allocated to retained earnings. Additionally, repurchased shares are subject to a 1% excise tax, which is also allocated to retained earnings. As a result of this resolution, approximately 7 million shares of common stock related to treasury share repurchases made prior to December 31, 2024, were retired.

During the nine months ended September 30, 2025, we repurchased and retired 1,128,752 shares at a cost of $111.0 million, or an average of $98.31 per share, exclusive of excise tax. During the nine months ended September 30, 2024, we repurchased 1,232,345 shares at a cost of $158.5 million, or an average of $128.62 per share, exclusive of excise tax. The shares were purchased with cash on hand and were subsequently retired in accordance with our board-approved policy.

In October 2025, we repurchased and retired 120,000 shares at a cost of approximately $9 million, or an average of $75.29 per share.

On October 30, 2025, our board of directors authorized the repurchase of up to $300.0 million of our outstanding common stock. This authorization replaced the prior share repurchase authorization that was announced in October 2024. Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the share repurchase program will expire. Our board of directors may increase or decrease the amount authorized or terminate the share repurchase program in its discretion at any time.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.7 million and $2.6 million, respectively, during the three months ended September 30, 2025 and 2024, and $6.5 million and $8.3 million, respectively, during the nine months ended September 30, 2025 and 2024. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.5 million and $22.1 million, respectively, during the three months ended September 30, 2025 and 2024, and $54.3 million and $63.2 million, respectively, during the nine months ended September 30, 2025 and 2024. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.    Segment Information

We operate our business using two reportable segments: Wood Products and BMD. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K.

    Wood Products and BMD segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(millions)
Wood Products (a)
LVL (b)	$7.3	$21.5	$38.4	$46.7
I-joists (b)	5.4	14.3	25.3	30.5
Other engineered wood products (b)	3.6	5.6	16.1	22.0
Plywood and veneer	60.7	70.2	182.1	220.0
Lumber	12.1	13.9	37.3	42.3
Byproducts	16.2	15.7	47.8	51.2
Other	6.3	5.1	19.3	16.4
	111.7	146.3	366.2	429.1

Building Materials Distribution
Commodity	531.5	547.7	1,600.1	1,679.5
General line	727.4	685.7	2,060.9	2,005.2
Engineered wood products	297.3	334.1	917.1	1,043.0
	1,556.2	1,567.5	4,578.2	4,727.7
	$1,667.8	$1,713.7	$4,944.4	$5,156.8
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For both the nine months ended September 30, 2025 and 2024, approximately 75% of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands)
Wood Products
Sales	$396,401	$453,896	$1,259,481	$1,412,647

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	368,406	361,313	1,129,103	1,097,954
Other segment items (b)	13,489	15,179	38,385	46,617
Depreciation and amortization	26,561	23,551	72,363	70,205
	408,456	400,043	1,239,851	1,214,776

Segment income (loss) from operations	$(12,055)	$53,853	$19,630	$197,871

Building Materials Distribution
Sales	$1,556,150	$1,567,466	$4,578,181	$4,727,708

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,321,283	1,322,001	3,887,978	4,009,932
Selling and distribution expenses	154,841	146,994	438,805	419,324
Other segment items (b)	10,195	10,722	26,940	29,992
Depreciation and amortization	15,545	12,928	43,722	35,776
	1,501,864	1,492,645	4,397,445	4,495,024

Segment income from operations	$54,286	$74,821	$180,736	$232,684

Reconciliation of sales
Wood Products	$396,401	$453,896	$1,259,481	$1,412,647
Building Materials Distribution	1,556,150	1,567,466	4,578,181	4,727,708
Intersegment eliminations (c)	(284,745)	(307,638)	(893,248)	(983,541)
Total net sales	$1,667,806	$1,713,724	$4,944,414	$5,156,814

Reconciliation of income (loss)
Wood Products	$(12,055)	$53,853	$19,630	$197,871
Building Materials Distribution	54,286	74,821	180,736	232,684
Unallocated corporate costs (d)	(9,902)	(11,318)	(32,988)	(33,236)
Income from operations	$32,329	$117,356	$167,378	$397,319
Interest expense	(5,327)	(6,082)	(15,822)	(18,257)
Interest income	4,181	10,168	14,314	31,308
Other unallocated items (e)	(326)	(603)	(223)	(1,787)
Income before income taxes	$30,857	$120,839	$165,647	$408,583
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

(d)    Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, insurance and legal functions. For both the three and nine months ended September 30, 2025, unallocated corporate costs include a $1.9 million settlement gain for property damages at one of our distribution facilities.

(e)    Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	September 30, 2025	December 31, 2024
	(thousands)
Assets
Wood Products	$1,195,969	$1,145,555
Building Materials Distribution	1,706,459	1,524,214
Corporate	499,583	699,614
Total assets	$3,402,011	$3,369,383

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands)
Capital expenditures
Wood Products	$28,823	$24,760	$98,870	$62,207
Building Materials Distribution	26,353	36,901	88,372	73,477
Corporate	14	—	205	76
Total capital expenditures	$55,190	$61,661	$187,447	$135,760

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2025, there have been no material changes to the above commitments disclosed in the 2024 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2025, there have been no material changes to the guarantees disclosed in the 2024 Form 10-K.

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

Executive Overview

We recorded income from operations of $32.3 million during the three months ended September 30, 2025, compared with income from operations of $117.4 million during the three months ended September 30, 2024. For the three months ended September 30, 2025, Wood Products' segment loss was $12.1 million compared to segment income of $53.9 million for the three months ended September 30, 2024. The decrease in income was due to lower EWP and plywood sales prices and sales volumes, as well as higher per-unit conversion costs. In our BMD segment, income decreased $20.5 million to $54.3 million for the three months ended September 30, 2025, from $74.8 million for the three months ended September 30, 2024, driven by a gross margin decrease of $10.6 million, resulting primarily from decreased margins on commodity and EWP products, offset partially by increased margins on general line products. In addition, selling and distribution expenses and depreciation and amortization expense increased $7.8 million and $2.6 million, respectively. These changes are discussed further in "Our Operating Results" below.

We ended third quarter 2025 with $511.8 million of cash and cash equivalents and $395.2 million of undrawn committed bank line availability, for total available liquidity of $907.0 million. We had $450.0 million of outstanding debt at September 30, 2025. We used $201.5 million of cash during the nine months ended September 30, 2025, as cash provided by operations was offset by capital spending, treasury stock purchases, and dividends paid on our common stock. A further description of our cash sources and uses for the nine-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we manufacture, as well as the products we purchase and distribute, is closely tied to new residential construction, residential repair-and-remodeling activity, and light commercial construction. Residential construction, particularly new single-family construction, remains a key driver of demand for the products we manufacture and distribute. During 2025, the housing market has been shaped by policy uncertainty, low consumer confidence, elevated interest rates, and affordability challenges for prospective homebuyers. Early industry projections for 2026 are consistent with 2025 housing start levels. Demand expectations are characterized by a cautious market in the first half of the year, with gradual improvement expected later in the year. This improvement is expected to be driven by the continuation of interest rate cuts and normalized homebuilder inventory levels. Near term demand will continue to be influenced by factors such as mortgage rates, home affordability, home equity levels, home sizes, new and existing home inventory levels, unemployment rates, and consumer confidence. However, long-term demand drivers for residential construction, including generational tailwinds and an undersupply of housing units, remain strong, while elevated levels of homeowner equity and an aging U.S. housing stock support robust repair-and-remodel spending and reinforce the industry’s solid fundamentals.

As a manufacturer of plywood, a commodity product, we remain subject to fluctuations in product pricing and input costs. Our distribution business, which purchases and resells a diverse range of products, experiences opportunities for increased sales and margins during periods of rising prices, while periods of declining prices may present challenges. Future product pricing, particularly for commodity products, is expected to remain dynamic, influenced by economic conditions, industry operating rates, supply disruptions, duties, tariffs, transportation constraints, inventory levels, and seasonal demand patterns. With seasonally slower activity expected in the fourth quarter, we anticipate taking capital project and maintenance-related downtime at certain of our manufacturing facilities, and may also take periodic market-related downtime across our manufacturing system in order to align production rates and inventory stocking positions with end market demand signals.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2024 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(millions)
Sales	$1,667.8	$1,713.7	$4,944.4	$5,156.8

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,404.3	1,375.7	4,122.0	4,123.8
Depreciation and amortization	42.4	36.9	116.9	107.1
Selling and distribution expenses	165.1	157.5	470.5	451.4
General and administrative expenses	25.8	26.2	77.2	77.2
Other (income) expense, net	(2.0)	0.1	(9.6)	(0.1)
	1,635.5	1,596.4	4,777.0	4,759.5

Income from operations	$32.3	$117.4	$167.4	$397.3

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	84.2%	80.3%	83.4%	80.0%
Depreciation and amortization	2.5	2.2	2.4	2.1
Selling and distribution expenses	9.9	9.2	9.5	8.8
General and administrative expenses	1.5	1.5	1.6	1.5
Other (income) expense, net	(0.1)	—	(0.2)	—
	98.1%	93.2%	96.6%	92.3%

Income from operations	1.9%	6.8%	3.4%	7.7%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment, and sales mix and gross margin information for our BMD segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
	(thousands)
U.S. Housing Starts (a)
Single-family	165.9	259.8	658.6	782.1
Multi-family	77.0	93.4	276.6	262.7
	242.9	353.2	935.2	1,044.8

	(thousands)
Segment Sales
Wood Products	$396,401	$453,896	$1,259,481	$1,412,647
Building Materials Distribution	1,556,150	1,567,466	4,578,181	4,727,708
Intersegment eliminations	(284,745)	(307,638)	(893,248)	(983,541)
Total sales	$1,667,806	$1,713,724	$4,944,414	$5,156,814

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	5.0	14.7	14.8
I-joists (equivalent lineal feet)	53	59	170	181
Plywood (sq. ft.) (3/8" basis)	387	391	1,106	1,146

Wood Products	(dollars per unit)
Average Net Selling Prices
Laminated veneer lumber (LVL) (cubic foot)	$24.03	$27.62	$25.12	$28.15
I-joists (1,000 equivalent lineal feet)	1,684	1,921	1,775	1,966
Plywood (1,000 sq. ft.) (3/8" basis)	325	333	335	357

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	34.2%	34.9%	35.0%	35.5%
General line	46.7%	43.8%	45.0%	42.4%
Engineered wood products	19.1%	21.3%	20.0%	22.1%

Gross margin percentage (b)	15.1%	15.7%	15.1%	15.2%
_______________________________________

(a)    U.S. housing starts for the three and nine months ended September 30, 2025 have yet to be published. Therefore, the data presented is for the two and eight months ended August 31, 2025. The three and nine months ended September 30, 2024 represent actual U.S. housing starts as reported by the U.S. Census Bureau. For the two months ended August 31, 2024 single-family, multi-family, and total U.S. housing starts (in thousands) were approximately 170.4, 66.7, and 237.1, respectively. For the eight months ended August 31, 2024 single-family, multi-family, and total U.S. housing starts (in thousands) were 692.6, 236.1, and 928.7, respectively.

(b)    We define gross margin as "Sales" less "Materials, labor, and other operating expenses (excluding depreciation)." Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our BMD segment are for inventory purchased for resale. Gross margin percentage is gross margin as a percentage of segment sales.

Sales

For the three months ended September 30, 2025, total sales decreased $45.9 million, or 3%, to $1,667.8 million from $1,713.7 million during the three months ended September 30, 2024. For the nine months ended September 30, 2025, total sales decreased $212.4 million, or 4%, to $4,944.4 million from $5,156.8 million for the same period in the prior year. As described below, the decrease in sales in both periods was driven by the changes in sales prices and volumes for the products we manufacture and distribute, with single-family residential construction activity being the key demand driver of our sales. When comparing July 2025 and August 2025 housing starts to the same periods in 2024, total U.S. housing starts increased 2%, while single-family housing starts decreased 3%. On a year-to-date basis through August 2025, total U.S. housing starts increased 1%, while single-family housing starts decreased 5%, compared to the same period in 2024. Average composite panel prices for the three and nine months ended September 30, 2025 were 14% and 15% lower, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three and nine months ended September 30, 2025 were 7% and 13% higher, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite lumber pricing.

Wood Products.  Sales, including sales to our BMD segment, decreased $57.5 million, or 13%, to $396.4 million for the three months ended September 30, 2025, from $453.9 million for the three months ended September 30, 2024. The decrease in sales was driven by lower sales prices for LVL and I-joists (collectively referred to as EWP) of 13% and 12%, respectively, resulting in decreased sales of $16.5 million and $12.6 million, respectively. Additionally, sales volumes for I-joists and LVL decreased by 10% and 7%, respectively, resulting in decreased sales of $10.9 million and $9.4 million, respectively. In addition, lower plywood sales prices and sales volumes contributed $4.5 million to the sales decrease during the period.

For the nine months ended September 30, 2025, sales, including sales to our BMD segment, decreased $153.2 million, or 11%, to $1,259.5 million from $1,412.6 million for the same period in the prior year. The decrease in sales was driven by lower sales prices for LVL and I-joists of 11% and 10%, respectively, resulting in decreased sales of $44.5 million and $32.6 million, respectively. Additionally, sales volumes for I-joists and LVL decreased 6% and 1%, respectively, resulting in decreased sales of $21.3 million and $3.3 million, respectively. Plywood sales prices and sales volumes decreased 6% and 3%, respectively, resulting in decreased sales of $23.9 million and $14.3 million, respectively. Plywood sales volumes were impacted by planned downtime to complete projects at our Oakdale plywood mill.

For both periods described above, EWP sales volumes were influenced by multiple factors, including the level of housing starts, competition from other wood-based products, and concrete floor applications that limit wood floor opportunity for I-joists.

Building Materials Distribution.  Sales decreased $11.3 million, or 1%, to $1,556.2 million for the three months ended September 30, 2025, from $1,567.5 million for the three months ended September 30, 2024. Compared with the same quarter in the prior year, the overall decrease in sales was driven by a sales price decrease of 1%, as sales volumes were flat. By product line, commodity sales decreased 3%, or $16.2 million; general line product sales increased 6%, or $41.7 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 11%, or $36.8 million.

During the nine months ended September 30, 2025, sales decreased $149.5 million, or 3%, to $4,578.2 million from $4,727.7 million for the same period in the prior year. The overall decrease in sales was driven by sales price and sales volume decreases of 2% and 1%, respectively. By product line, commodity sales decreased 5%, or $79.3 million; general line product sales increased 3%, or $55.7 million; and sales of EWP decreased 12%, or $125.9 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $28.6 million, or 2%, to $1,404.3 million for the three months ended September 30, 2025, compared with $1,375.7 million during the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher labor and other manufacturing costs. These increases were offset partially by decreased sales volumes for EWP, as well as lower costs of OSB

(used in the manufacture of I-joists) and decreased purchases of externally produced veneer compared with third quarter 2024. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our Wood Products segment increased by 1,330 basis points, primarily as the result of lower EWP sales prices and volumes, which resulted in decreased leveraging of manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decline in sales compared with third quarter 2024. The BMD segment MLO rate increased 60 basis points, driven by lower margin percentages on commodity and EWP products.

For the nine months ended September 30, 2025, materials, labor, and other operating expenses (excluding depreciation) decreased $1.9 million, or less than 1%, to $4,122.0 million, compared with $4,123.8 million in the same period in the prior year. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher labor and other manufacturing costs, as well as increased purchases of externally produced veneer for our Alexandria EWP mill as a result of downtime during the first half of 2025 to complete the modernization projects at our Oakdale veneer and plywood mill. These increases were offset partially by decreased sales volumes of I-joists and plywood, as well as lower costs of OSB compared with the same period in the prior year. The MLO rate in our Wood Products segment increased by 1,190 basis points, due primarily to lower sales prices and sales volumes for both EWP and plywood, which resulted in decreased leveraging of manufacturing costs. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decline in sales, as well as increased vendor rebates and allowances, compared with the first nine months of 2024. The BMD segment MLO rate increased 10 basis points, primarily due to lower margin percentages on our commodity sales, offset partially by higher margins on our general line sales compared with the first nine months of 2024.

Depreciation and amortization expense increased $5.5 million, or 15%, to $42.4 million for the three months ended September 30, 2025, compared with $36.9 million during the same period in the prior year. For the nine months ended September 30, 2025, these expenses increased $9.8 million, or 9%, to $116.9 million, compared with $107.1 million in the same period in the prior year. The increase in both periods was primarily due to purchases of property and equipment, including the recent investments at our Oakdale veneer and plywood mill. For the nine months ended September 30, 2025, the increase was offset partially by $2.2 million of accelerated depreciation recorded in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility.

Selling and distribution expenses increased $7.6 million, or 5%, to $165.1 million for the three months ended September 30, 2025, compared with $157.5 million during the same period in the prior year. The increase was due to higher occupancy costs, shipping and handling, professional fees and services, and information technology related costs of $6.0 million. Additionally, employee-related expenses increased $3.6 million, offset partially by a decrease in incentive compensation expense of $3.0 million. For the nine months ended September 30, 2025, selling and distribution expenses increased $19.1 million, or 4%, to $470.5 million, compared with $451.4 million during the same period in 2024. The increase was primarily a result of higher professional fees and services, shipping and handling, occupancy costs, and information technology related costs of $9.2 million. In addition, employee-related expenses increased $13.6 million, offset partially by lower incentive compensation expense of $6.3 million.

General and administrative expenses decreased $0.4 million, or 2%, to $25.8 million for the three months ended September 30, 2025, compared with $26.2 million for the same period in the prior year. For both the nine months ended September 30, 2025 and 2024 general and administrative expenses were $77.2 million. For both periods, lower incentive compensation expenses were offset partially by an increase in professional fees.

For the three months ended September 30, 2025, other (income) expense, net was $2.0 million of income, primarily resulting from a settlement gain associated with a fire at our BMD Phoenix location in second quarter 2021. For the nine months ended September 30, 2025, other (income) expense, net was $9.6 million of income, primarily related to gains on the sale of non-operating properties in our Wood Products and BMD segments in second quarter 2025, as well as the settlement gain discussed above.

Income From Operations

Income from operations decreased $85.0 million to $32.3 million for the three months ended September 30, 2025, compared with $117.4 million for the three months ended September 30, 2024. Income from operations decreased $229.9 million to $167.4 million for the nine months ended September 30, 2025, compared with $397.3 million for the nine months ended September 30, 2024.

Wood Products.  For the three months ended September 30, 2025, segment loss was $12.1 million, compared with segment income of $53.9 million for the three months ended September 30, 2024. The decrease in segment income was due to lower EWP and plywood sales prices and sales volumes, as well as higher per-unit conversion costs.

For the nine months ended September 30, 2025, segment income decreased $178.2 million to $19.6 million from $197.9 million for the nine months ended September 30, 2024. The decrease in segment income was due to lower EWP and plywood sales prices and sales volumes, as well as higher per-unit conversion costs. These decreases in segment income were offset partially by a $3.9 million gain on the sale of a non-operating property in second quarter 2025.

Building Materials Distribution.  Segment income decreased $20.5 million to $54.3 million for the three months ended September 30, 2025, from $74.8 million for the three months ended September 30, 2024. The decrease in segment income was driven by a gross margin decrease of $10.6 million, resulting primarily from decreased margins on commodity and EWP products, offset partially by increased margins on general line products. Additionally, selling and distribution expenses and depreciation and amortization expense increased $7.8 million and $2.6 million, respectively.

For the nine months ended September 30, 2025, segment income decreased $51.9 million to $180.7 million from $232.7 million for the nine months ended September 30, 2024. The decrease in segment income was driven by a gross margin decrease of $27.6 million, resulting primarily from lower sales volumes and decreased margins on commodity and EWP products, offset partially by increased margins on general line products. In addition, selling and distribution expenses and depreciation and amortization expense increased $19.5 million and $7.9 million, respectively. Segment income benefited from a $3.8 million gain on the sale of a non-operating property in second quarter 2025.

Corporate.  Unallocated corporate expenses decreased $1.4 million to $9.9 million for the three months ended September 30, 2025, from $11.3 million for the same period in the prior year. For the nine months ended September 30, 2025, unallocated corporate expenses decreased $0.2 million to $33.0 million from $33.2 million for the nine months ended September 30, 2024. The decrease in both periods was primarily due to a $1.9 million settlement gain and lower incentive compensation expense, offset partially by an increase in professional fees and employee-related expenses.

Other

Interest Income.  Interest income decreased $6.0 million to $4.2 million for the three months ended September 30, 2025, from $10.2 million for the same period in the prior year. For the nine months ended September 30, 2025, interest income decreased $17.0 million to $14.3 million from $31.3 million for the nine months ended September 30, 2024. The decrease in both periods was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

Change in fair value of interest rate swaps. For information related to our interest rate swap, which expired in June 2025, see the discussion under "Interest Rate Risk and Interest Rate Swap" of Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Income Tax Provision

For the three and nine months ended September 30, 2025, we recorded $9.1 million and $41.5 million, respectively, of income tax expense and had an effective rate of 29.5% and 25.1%, respectively. For the three and nine months ended September 30, 2024, we recorded $29.8 million and $101.1 million, respectively, of income tax expense and had an effective rate of 24.7% and 24.8%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. In addition, our effective tax rate during the three months ended September 30, 2025 was adversely impacted by the effect of permanent tax differences on decreased pre-tax book income for 2025.

Industry Mergers and Acquisitions

On July 1, 2025, James Hardie Industries plc (James Hardie) completed the acquisition of The AZEK Company Inc. (AZEK). James Hardie is a significant supplier to our BMD segment. In addition, AZEK produces products that compete with another significant supplier to us, Trex. We have good relationships with both James Hardie and Trex and do not expect the transaction to have a material adverse impact on our distribution arrangements with either company or on our future results of operations.

Liquidity and Capital Resources

We ended third quarter 2025 with $511.8 million of cash and cash equivalents and $450.0 million of debt. At September 30, 2025, we had $907.0 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $201.5 million during the nine months ended September 30, 2025, as cash provided by operations was offset by capital spending, treasury stock purchases, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the nine-month comparative periods are noted below.

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

	Nine Months Ended September 30
	2025	2024
	(thousands)
Net cash provided by operations	$123,132	$343,752
Net cash used for investment	(176,396)	(140,144)
Net cash used for financing	(148,226)	(391,583)

Operating Activities

For the nine months ended September 30, 2025, our operating activities generated $123.1 million of cash, compared with $343.8 million of cash generated in the same period in 2024. The $220.6 million decrease in cash provided by operations was due primarily to a decrease in income from operations, as well as a greater year-over-year increase in working capital, offset partially by a $53.6 million decrease in cash paid for taxes, net of refunds, compared to the same period in 2024. Working capital increased $122.8 million during the nine months ended September 30, 2025, compared with a $94.1 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 15% and 9%, comparing sales for the months of September 2025 and 2024 with sales for the months of December 2024 and 2023, respectively. Inventories increased during the nine months ended September 30, 2025 in preparation for the building season, as well as expansions at some of our BMD facilities. In addition, inventory levels for both segments were impacted by a weaker demand environment. Inventories increased during the nine months ended September 30, 2024 in preparation and response to the building season. During the nine months ended September 30, 2025, the increase in accounts payable and accrued liabilities was primarily related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by lower accrued employee incentive compensation and employee incentive compensation payouts made during the period. The increase in accounts payable and accrued liabilities during the nine months ended September 30, 2024 was primarily related to the increase in inventories, offset partially by employee incentive compensation payouts made during the period.

Investment Activities

During the nine months ended September 30, 2025 and 2024, we used $187.4 million and $135.8 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the nine months ended September 30, 2025, we received proceeds of $11.1 million from the sale of assets. During the nine months ended September 30, 2024, we also used $5.6 million of cash for acquisitions of businesses and facilities, which consisted of $3.4 million for post-transaction closing adjustments related to the BROSCO acquisition, as well as $2.2 million for acquired assets of a door and millwork operation in Boise, Idaho.

Excluding potential acquisitions, we expect capital expenditures in 2025 to total approximately $230 million to $250 million. We expect our capital expenditures, excluding potential acquisitions, to be approximately $150 million to $170 million in 2026. We expect our capital spending in 2025 and 2026 will be for business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Our 2025 capital expenditures range includes additional spending on the multi-year investments at our Thorsby EWP mill and Oakdale veneer and plywood mill, as well as our greenfield distribution center in Texas. In addition, it includes the purchase of previously leased distribution centers in Chicago, Illinois and Minneapolis, Minnesota. These levels of capital expenditures could increase or decrease as a result of several factors, including efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the nine months ended September 30, 2025, our financing activities used $148.2 million of cash, including $111.0 million for the repurchase of 1,128,752 shares of our common stock, $26.6 million in common stock dividend payments, and $5.9 million of tax withholding payments on stock-based awards. On April 14, 2025, we entered into a credit agreement for a $450.0 million revolving credit facility which matures on April 12, 2030. At closing, $50.0 million under the facility was borrowed. Proceeds from the facility were used to repay the $50.0 million term loan under the asset-based revolving credit facility. At September 30, 2025, we had $50.0 million of borrowings outstanding under the revolving credit facility.

During the nine months ended September 30, 2024, our financing activities used $391.6 million of cash, including $220.5 million in common stock dividend payments, $158.5 million for the repurchase of 1,232,345 shares of our common stock, and $11.1 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2024, we did not borrow under our asset-based revolving credit facility.

For more information related to our debt transactions and structure, our dividend policy, and our stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of September 30, 2025, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2024.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2024 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2025, there have been no material changes to the guarantees disclosed in our 2024 Form 10-K.

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

Employees

As of October 26, 2025, we had approximately 7,640 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of October 26, 2025, we had ten collective bargaining agreements. Two agreements covering approximately 730 employees at our Oakdale and Florien plywood plants expired on July 15, 2025. The terms and conditions of these agreements remain in effect pending negotiation of new agreements.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2025, there have been no material changes to financial market risks disclosed in our 2024 Form 10-K.

Environmental

As of September 30, 2025, there have been no material changes to environmental issues disclosed in our 2024 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. At September 30, 2025, there have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings Disclosures of Financial Market Risks and Financial Instruments in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of September 30, 2025, there have been no material changes in our exposure to market risk from those disclosed in our 2024 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On October 30, 2024, our board of directors authorized the repurchase of an additional 1.4 million shares of our common stock. This is the most recent authorization under our common stock repurchase program that was authorized on February 25, 2015. Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. During third quarter 2025, we repurchased and retired 291,400 shares at a cost of $25.0 million, or an average of $85.64 per share. Set forth below is information regarding the Company's share repurchases during the third quarter ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	117,000	$88.38	117,000	853,864
August 1, 2025 - August 31, 2025	71,400	84.32	71,400	782,464
September 1, 2025 - September 30, 2025	103,000	83.46	103,000	679,464
Total	291,400	$85.64	291,400	679,464

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended September 30, 2025, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date:  November 3, 2025