Form 10-K
period 2025-12-31
BOISE CASCADE Co
filed 2026-02-24
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805

Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based on the last reported trading price of the registrant's common stock on the New York Stock Exchange was approximately $3.2 billion.

There were 35,722,067 shares of the registrant's common stock, $0.01 par value per share, outstanding on February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

•The cost and availability of third-party transportation services used to deliver the goods we distribute and manufacture, as well as our raw materials;

•Cost and availability of raw materials, particularly wood fiber;

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

•Changes in or failure to comply with laws and regulations;

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

PART I

ITEM 1.    BUSINESS

Boise Cascade is one of the largest U.S. wholesale distributors of building materials and a leading manufacturer of engineered wood products (EWP) and plywood in North America. As used in this Form 10-K, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. As a leading distributor and manufacturer of building materials, we bring people, products, and services together to build strong homes, businesses, and communities that stand the test of time.

Segment Overview

Our two reportable segments, Building Materials Distribution and Wood Products, operate with a high degree of integration. Our Building Materials Distribution segment (BMD) operates a nationwide network of distribution facilities that sell a broad line of building materials, including oriented strand board (OSB), plywood, and lumber (collectively referred to as commodities); general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. In our Wood Products segment, we manufacture laminated veneer lumber (LVL), I-joists, and laminated beams, which are collectively referred to as EWP. In addition, we manufacture structural, appearance, and industrial grade plywood panels, and ponderosa pine lumber. BMD is the largest customer of our Wood Products segment. Substantially all of BMD's EWP is sourced from our Wood Products segment, with the remaining products we distribute sourced from a broad vendor base of third-party suppliers ranging from large manufacturers to small regional producers.

Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications. We have a broad base of national and local customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. Drivers of new residential construction, residential repair-and-remodeling activity, and light commercial construction include new household formation, the age of the housing stock, availability of credit and other macroeconomic factors, such as GDP growth, population growth and migration, interest rates, employment, and consumers' financial health.

The map below presents our network of manufacturing and distribution facilities.

Headquarters
Distribution
Distribution with Doors / Millwork
EWP Manufacturing
Plywood / Veneer Manufacturing
Lumber Manufacturing

Our Business Strategies

Leverage the Integrated Model

We believe our integrated business model provides us with advantages over less integrated competitors and provides unique and significant value to our customers. BMD benefits from a committed manufacturing partnership, Wood Products enjoys superior access to the market through a committed distributor, and we capture margin at both levels of the supply chain. In addition, BMD and Wood Products are collectively motivated to make the investments necessary to support our growth in the marketplace. Substantially all of BMD's EWP is sourced from our Wood Products segment, with BMD consuming approximately 75% of the volumes that Wood Products produces. In addition, Wood Products and BMD have made significant progress in recent years to leverage the integrated model to increase the proportion of plywood sold through our distribution network. From 2021 to 2025, Wood Products' sales volumes of plywood to BMD increased from 28% to 51%.

Increase Both Our Earnings and Earnings Stability

We intend to increase both our earnings and earnings stability by expanding our distribution capabilities and growing our EWP sales.

In BMD, our growth strategy includes adding products and services, expanding our market penetration via acquisition or the opening or expansion of locations in underserved markets, and identifying and executing upon adjacent distribution platforms that can be scaled. Doors and millwork provide a recent example of product line expansion in BMD. In 2024, we acquired assets of door and millwork facilities in Boise, Idaho and Lakeland, Florida. Furthermore, in 2023, we acquired Brockway-Smith Company (BROSCO), a wholesale distributor specializing in doors and millwork. In the last several years, we have also expanded our door and millwork business with new locations in Houston, Texas; Kansas City, Missouri; and Denver, Colorado. In addition to our investment in our door and millwork business, we continue to expand our market penetration, as well as the capacity of our existing distribution centers. In 2025, we opened our greenfield distribution center in Hondo, Texas which will allow us to better serve customers across Austin, San Antonio, Corpus Christi, and the Rio Grande Valley. We also relocated our Lathrop, California distribution center to Modesto, California to allow for future growth opportunities. In addition, in December 2025, we acquired Holden Humphrey, a two-step distributor of building materials located in Chicopee, Massachusetts, which will enable us to offer new and expanded product lines to many existing customers in the northeast region. In recent years, we completed capacity expansion projects in West Palm Beach, Florida; Marion, Ohio; Medford, Oregon; Minneapolis, Minnesota; and Cincinnati, Ohio. These organic growth projects allow us to further expand our product and service offerings in those markets.

BMD carries a broad line of building materials used in residential construction, repair and remodel, and industrial applications. BMD continues to focus on the proportion of its sales attributable to general line and EWP as those products carry a higher and more stable margin profile than commodities. The chart below reflects BMD's sales mix by product for the year ended December 31, 2025.

BMD's sales and sales per U.S. housing start, as well as our focus on general line and EWP sales, are reflected in the charts below. BMD's sales in 2021 and 2022 were impacted by historically high composite panel and lumber prices.

BMD Sales and Sales per U.S. Housing Start
Sales ($ millions)
Sales per U.S. Housing Start ($)
8,000
7,000
6,000
5,000
4,000
3,000
2,000
5,500
5,000
4,500
4,000
3,500
3,000
$7,174
$7,644
$6,179
$6,166
$5,941
2021
2022
2023
2024
2025
Sales
Sales per U.S. Housing Start

General Line Sales per U.S. Housing Start
Sales per U.S. Housing Start ($)
2,000
1,600
1,200
800
400
0
$1,352
$1,637
$1,720
$1,914
$1,977
2021
2022
2023
2024
2025
General Line Sales per U.S. Housing Start
CAGR (10.0%)

EWP Sales per U.S. Housing Start
1,200
1,000
800
600
400
200
0
Sales per U.S. Housing Start ($)
$815
$1,075
$986
$982
$864
2021
2022
2023
2024
2025
EWP Sales per U.S. Housing Start
CAGR (1.5%)

In Wood Products, we are principally focused on the production of veneer-based products. Our strategy is to grow our EWP sales, allowing us to divert more of our internally produced veneer away from plywood, which is a product line exposed to substitution by oriented strand board and significant price volatility. EWP, as a value-added set of products, delivers higher margins, and its pricing is not subject to the auction-based volatility of commodity markets. In 2025, we completed a significant modernization project at our Oakdale, Louisiana mill, to enhance our operational efficiency and reliability. This investment strengthens our distinct competitive advantage by enabling greater value creation through self-sufficient veneer production. In addition, we substantially completed a project to add I-joist production capabilities at our Thorsby, Alabama EWP mill, which will be operational in the first half of 2026. In 2022, we acquired Coastal Plywood and its plywood manufacturing locations in Havana, Florida, and Chapman, Alabama which has provided access to additional veneer for EWP production.

Wood Products' sales mix by product line is illustrated below and demonstrates our principal focus on the production of veneer-based products.

Leverage Technology

Like many companies, we continue to innovate with technology to pursue revenue-generating, cost-reducing, and risk-mitigating opportunities. We are also actively engaged in product development opportunities.

In BMD, we believe our highly efficient logistics system allows us to deliver superior customer service and assist our customers in optimizing their working capital. To assess the effectiveness and efficiency of our operations, we regularly capture and analyze a wide variety of investment, operational, and customer service metrics. Our focus is to increase the quality of decision-making at all levels using data-driven digital technologies. This includes leveraging business intelligence software to build dashboards and reports for many areas of our business. We are also increasing the robustness of our data analytics methods used for forecasting, evaluating opportunities, and solving problems. Our success with innovating digital technology and analytical methods is opening the door to more use cases for improving the way we do business. Key learnings and best practices are then leveraged across our distribution locations. In addition, we are investing in robotics equipment and other distribution-related technologies.

In Wood Products, we are actively pursuing opportunities to develop innovative products tailored for multifamily and commercial construction applications. Our strategic focus on the multifamily and commercial market has led to additional capital investments that allow us to effectively produce larger column and beam products for mass timber applications and the creation of a new veneer laminated timber (VLT) product. The VLT product is designed for wall, floor, and roof panel applications and is specifically engineered to comply with recent updates in building codes that permit the use of mass timber in tall wood structures. Innovation efforts within our Wood Products segment are also focused on identifying process and cost efficiency improvement opportunities, some of which include automated veneer handling and grading, finished goods packaging, asset monitoring applications for predictive maintenance, and the use of artificial intelligence to classify and identify opportunities in safety. We use process improvement and machine reliability methodologies to continuously refine and improve our operations and processes. We believe there are opportunities to further apply these process improvement programs in our manufacturing operations and apply similar techniques and methods to different functional areas to realize efficiencies in those areas.

Segment Detail

Building Materials Distribution

Products

We sell a broad line of building materials, including commodities; general line items such as siding, composite decking, doors and millwork, metal products, roofing, and insulation; and EWP. Except for EWP, we purchase most of these building materials from a broad base of third-party suppliers ranging from large manufacturers, such as Canfor, Commercial Metals Company, Hampton Lumber, Hoover Treated Wood Products, Huber Engineered Woods, James Hardie Building Products, Louisiana-Pacific, ODL, Inc., Steves & Sons, Therma-Tru Doors, Trex Company and West Fraser, to small regional producers. Substantially all of our EWP is sourced from our Wood Products segment. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications.

The following table lists our product line sales mix for the periods indicated:

	Year Ended December 31
	2025	2024	2023	2022	2021
	(percentage of Building Materials Distribution sales)
Commodity	35.0%	35.8%	37.8%	44.9%	51.6%
General line	45.2%	42.4%	39.5%	33.3%	30.2%
Engineered wood products	19.8%	21.8%	22.7%	21.8%	18.2%

The following table sets forth segment sales, income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2025	2024	2023	2022	2021
	(millions)
Segment sales	$5,941.3	$6,166.5	$6,178.7	$7,643.6	$7,174.3

Segment income	$222.2	$303.4	$335.8	$627.1	$481.1
Segment depreciation and amortization	58.7	49.5	32.4	27.0	24.0
Segment EBITDA (a)	$280.9	$352.9	$368.2	$654.1	$505.1
_______________________________________

(a)    Segment EBITDA is calculated as segment income before depreciation and amortization. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a description of our reasons for using EBITDA and for a discussion of the limitations of such a non-GAAP measure.

Facilities

Our BMD segment operates a nationwide network of 40 building materials distribution facilities throughout the U.S., including door and millwork facilities in 15 markets, as well as one component manufacturing plant. Our broad geographic presence reduces our exposure to market factors in any single region.
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

We have a large, decentralized sales force to support our suppliers and customers. Our sales force and product managers have local product knowledge and decision-making authority, which we believe enables them to optimize stocking, pricing, and product assortment decisions. In addition, we have the flexibility and presence to provide scalable and consistent sales programs to our customers with a national footprint. Our sales force has access to centralized information technology systems, an extensive vendor base, and corporate-level working capital support, which we believe complements our localized sales model.

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

Wood Products

Products

LVL and laminated beams are structural products used in applications where extra strength and consistent quality are required, such as headers and wide spans. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, and straighter than conventional lumber products. We believe EWP has favorable characteristics when compared to competing products, as it reduces labor and installed costs, provides cycle time advantages and results in less material usage and waste. Plywood is used in a wide range of structural, interior, and exterior applications within the residential, industrial, and repair and remodel sectors. We also produce ponderosa pine shop lumber, which is sold primarily to industrial converters, and ponderosa pine appearance grade boards that are sold to home centers and dealers.

The following table sets forth the annual capacity, production volumes, and sales volumes of our principal products for the periods indicated:

	Year Ended December 31
	2025	2024	2023	2022	2021
	(millions)
Capacity (a)
LVL (cubic feet) (b)	36.3	36.3	34.6	34.6	34.0
Plywood and Parallel Laminated Veneer (PLV) (sq. ft.) (3/8" basis) (c)(d)	2,725	2,725	2,735	2,735	2,230

Production Volumes
LVL (cubic feet) (b)	27.2	29.1	25.2	26.7	29.3
I‑joists (equivalent lineal feet) (b)	215	234	215	233	295
Plywood and PLV (sq. ft.) (3/8" basis) (c)	1,842	1,988	1,945	1,753	1,727

Sales Volumes
LVL (cubic feet) (e)	18.9	19.4	17.4	17.6	18.2
I-joists (equivalent lineal feet)	215	234	220	229	290
Plywood (sq. ft.) (3/8" basis) (f)	1,460	1,517	1,599	1,319	1,259
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

The following table sets forth segment sales, segment income, depreciation and amortization, and EBITDA (a non-GAAP measure) for the periods indicated:

	Year Ended December 31
	2025	2024	2023	2022	2021
	(millions)
Segment sales (a)	$1,613.4	$1,832.3	$1,932.6	$2,115.9	$1,970.8

Segment income	$5.8	$231.5	$337.1	$575.2	$531.2
Segment depreciation and amortization	98.5	93.2	98.7	73.3	55.2
Segment EBITDA (b)	$104.3	$324.7	$435.8	$648.5	$586.5
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

Raw Materials and Input Costs

Wood fiber. Wood fiber is the primary raw material used in our Wood Products operations, and our primary source of wood fiber is logs. For the year ended December 31, 2025, wood fiber accounted for approximately 37% of materials, labor, and other operating expenses (excluding depreciation) in our Wood Products segment. Our EWP facilities use PLV panels and veneer sheets produced by our facilities, as well as lumber, OSB, and veneer sheets purchased from third parties, to manufacture LVL, I-joists, and laminated beams. Our EWP, plywood, and veneer facilities use Douglas fir, white woods, and pine logs as raw materials. Our manufacturing facilities are located in close proximity to active wood fiber markets.

Logs comprised approximately 80% of our wood fiber costs during 2025, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions. Approximately 88% of our log supply in 2025 was supplied through purchases from private landowners or through dealers. We also bid in auctions conducted by federal, state, and local authorities for the purchase of logs, generally at fixed prices, under contracts with terms of generally one to three years.

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

We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2025. OSB is a commodity, and prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, duties, tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Wood fiber also includes, to a lesser extent than OSB, veneer purchased from third parties for engineered wood products production and lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Veneer and lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB. We are substantially self-sufficient for veneer needs in our Southeast operations whereas third party purchases are used to satisfy a portion of our veneer requirements at our Western Oregon operations.

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

In 2025, EWP and plywood accounted for 60% and 31%, respectively, of our Wood Products sales. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters in North America. Our BMD segment is our Wood Products segment's largest customer, representing approximately 71% of our Wood Products segment's overall sales in 2025. In 2025, approximately 75% and 51% of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Customers

Our customer relationships range from locally owned single-location facilities to large national dealers and home improvement centers across the U.S. and Canada, with Builders FirstSource and Home Depot being our largest customers. Substantially all sales to Builders FirstSource were recorded in our BMD segment, and sales to Home Depot were recorded in our BMD and Wood Products segments. For additional information related to customers of our BMD and Wood Products segments, see the "Sales, Marketing, and Distribution" sections above.

Competition

Building Materials Distribution. The building materials distribution markets in which we operate are fragmented, and we compete in each of our geographic and product markets with national, regional, and local distributors. Our wholesale distribution competitors include BlueLinx Holdings Inc., Specialty Building Products Inc., Weyerhaeuser Company, Dixie Plywood and Lumber, Woodgrain Inc., and Capital Lumber, among others. We also compete with wholesale brokers, specialty distributors, and certain buying cooperatives. We compete on the basis of pricing and availability of product, service and delivery capabilities, ability to assist customers with problem-solving, extension of credit terms, customer relationships, geographic coverage, and breadth of product offerings. We distribute products for some manufacturers that also engage in direct sales to our distribution customers. Proximity to customers is also an important factor in minimizing shipping costs and facilitating quick order turnaround and on-time delivery. We believe our partnership with leading building materials suppliers, the scale and efficiency of our national footprint, and our focus on customer service are our primary competitive advantages in this segment. Also, financial stability is important to suppliers and customers when choosing distributors. Having a sound financial position is important to our suppliers and allows for favorable terms on which to procure products. In addition, our financial condition is also important to customers who rely on us for timely delivery across a broad range of products that are consistently in stock.

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

At Boise Cascade, the health and safety of our 7,660 employees is core to how we do business. The Company maintains robust safety programs focused on identifying hazards and eliminating risks, as well as safety processes and procedures aimed at eliminating injuries in the workplace. We collect and report common lagging indicators of safety performance, and our safety programs include tools, training, and resources that allow us to collect, analyze, and share leading indicators of safety-related hazards broadly across our organization. We believe that our focus on leading indicators helps to prevent future incidents and injuries. Living our values means driving the expectation that each of our employees has ownership of safety and the authority to stop work if there is a safety concern.

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

Environmental

Boise Cascade uses the Task Force on Climate-Related Financial Disclosures (TCFD) framework for communicating our position and performance on climate-related matters. We have implemented technology tools to collect material Scope 1 and Scope 2 greenhouse gas (GHG) emissions data, which further enhances our ability to track and report on climate-related issues. We anticipate reporting our baseline 2025 emissions in the second half of 2026. This is an important step in understanding the emissions impact of our operations and allows for future enhancement of reporting metrics in the TCFD framework.

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

Seasonal Influences

We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors impacting the level of construction activity. These seasonal factors are common in the building products industry. For further information, see "Seasonal Influences" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

Information About Our Executive Officers and Key Management

Below is a list of names, ages, and a brief description of the business experience of our executive officers and key members of management, each as of February 18, 2026.

Name	Age	Position
Executive Officers:
Nate Jorgensen	61	Chief Executive Officer (retiring effective March 2, 2026)
Jeff Strom	58	Chief Operating Officer (Chief Executive Officer, effective March 3, 2026)
Kelly Hibbs	59	Senior Vice President, Chief Financial Officer, and Treasurer
Jo Barney	52	Executive Vice President, Building Materials Distribution
Troy Little	58	Executive Vice President, Wood Products
Jill Twedt	46	Senior Vice President, General Counsel and Corporate Secretary
Key Management:
Angella Broesch	49	Senior Vice President, Human Resources
Chris Forrey	50	Senior Vice President, Finance and Investor Relations
Robert Johnson	61	Senior Vice President, Manufacturing Operations, Wood Products
Nathan Sikes	45	Senior Vice President, Western Operations, Building Materials Distribution
Jim Wickham	60	Senior Vice President, Eastern Operations, Building Materials Distribution
Jeff Dracup	43	Vice President, Engineered Wood Products Sales and Marketing, Wood Products
Dennis Fringuelli	56	Vice President, Sales and Marketing, Building Materials Distribution

Nate Jorgensen, Chief Executive Officer (retiring effective March 2, 2026)
Mr. Jorgensen, the Company's chief executive officer, has elected to retire from the Company effective March 2, 2026. He was appointed to the position of CEO in March 2020. His previous positions include:

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

Jeff Strom, Chief Operating Officer (CEO effective March 3, 2026)

Mr. Strom will become the Company's chief executive officer, effective March 3, 2026. He is currently the Company's chief operating officer, to which position he was appointed in January 2025. His previous positions with the Company include:

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

Jo Barney, Executive Vice President, Building Materials Distribution

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

Jill Twedt, Senior Vice President, General Counsel, and Corporate Secretary
Ms. Twedt was appointed the Company's senior vice president, general counsel, and corporate secretary in October 2020. Her previous positions with the Company include:

•Vice President, General Counsel, and Corporate Secretary, January 2019 - October 2020
•Vice President, Legal and Corporate Secretary, August 2017 - January 2019
•Associate General Counsel, July 2007 - August 2017

Ms. Twedt received a bachelor's degree in Political Science from the College of Idaho, Caldwell, ID and a law degree from the University of Idaho, Moscow, ID.

Angella Broesch, Senior Vice President, Human Resources

Ms. Broesch was appointed the Company's senior vice president of human resources in February 2026. Her previous positions with the Company include:

•Vice President of Human Resources, February 2024 - February 2026
•Senior Human Resources Director, July 2023 - February 2024
•Director of Total Rewards, November 2020 - July 2023
•Director of Internal Audit, October 2013 - November 2020

Ms. Broesch received a bachelor's degree in Business with an accounting emphasis from the University of Idaho, Moscow, ID.

Chris Forrey, Senior Vice President, Finance and Investor Relations

Mr. Forrey was appointed the Company's senior vice president of finance and investor relations in February 2026. His previous positions with the Company include:

•Vice President of Finance and Investor Relations, May 2024 - February 2026
•Senior Director of Finance, March 2022 - May 2024
•Director of Tax, March 2015 - March 2022

Mr. Forrey received a bachelor's degree in Business Administration and a master's degree in Accountancy and Taxation, both from Boise State University, Boise, ID. He is a certified public accountant.

Robert Johnson, Senior Vice President, Manufacturing Operations, Wood Products

Mr. Johnson was appointed the Company's senior vice president of manufacturing operations, Wood Products, in June 2025. His previous positions with the Company include:

•Senior Vice President, Engineered Wood Products Sales and Marketing, Wood Products, February 2022 - June 2025
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

Nathan Sikes, Senior Vice President, Western Operations, Building Materials Distribution

Mr. Sikes was appointed the Company's senior vice president of western operations, Building Materials Distribution, in February 2025. His previous positions with the Company include:

•Vice President, Sales and Marketing, Building Materials Distribution, October 2023 - February 2025
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
•General Manager, Eastern Operations, Building Materials Distribution, February 2021 - February 2022
•Northeastern Region Manager, Building Materials Distribution, May 2016 - February 2021
•Branch Manager, Building Materials Distribution, March 2008 - May 2016

Mr. Wickham received a bachelor’s degree in Business from Missouri State University, Springfield, MO.

Jeff Dracup, Vice President, Engineered Wood Products Sales and Marketing, Wood Products

Mr. Dracup was appointed the Company's vice president of engineered wood products sales and marketing, Wood Products, in January 2026. His previous positions with the Company include:

•Director of Engineered Wood Products Sales and Marketing, Wood Products, June 2025 - January 2026
•Western Region Sales Manager, Wood Products, March 2023 - June 2025
•Division National Accounts Sales Manager, Building Materials Distribution, July 2018 - March 2023

Mr. Dracup received a bachelor's degree in Psychology with a minor in Business Administration from the University of Arizona, Tucson, AZ.

Dennis Fringuelli, Vice President, Sales and Marketing, Building Materials Distribution

Mr. Fringuelli was appointed the Company's vice president of sales and marketing, Building Materials Distribution, in January 2026. His previous positions with the Company include:

•Director of Sales and Marketing, Building Materials Distribution, April 2025 - January 2026
•National Accounts Sales Manager, Building Materials Distribution, May 2023 - April 2025
•National Accounts Manager, Building Materials Distribution, September 1996 - May 2023

Mr. Fringuelli received a bachelor's degree in Marketing from the University of Louisiana Lafayette, Lafayette, LA.

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

Risks Relating to Our Business

Competitive Risks

A portion of the products we purchase and resell or manufacture are commodities whose price is determined by the market's supply and demand for such products, and the markets in which we operate are cyclical and competitive.

A portion of the building products we distribute or produce, including OSB, plywood, and lumber, are commodities that are widely available from multiple sources with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we distribute or produce may fall below our purchase or cash production costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective procurement and facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Commodity wood product prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, duties, tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Demand for the products we purchase and distribute, as well as the products we manufacture, is correlated with new residential construction, residential repair-and-remodeling activity and light commercial construction in the U.S. New residential construction activity has historically been volatile with demand for new residential construction influenced by seasonal weather factors, mortgage availability and rates, housing affordability constraints, home equity levels, unemployment levels, wage growth, household formation rates, domestic population growth, immigration rates, residential vacancy and foreclosure rates, demand for second homes, consumer confidence, and other general economic factors. Furthermore, changing demographics could impact product consumption and demand, including urbanization compounding issues around affordability, increasing importance of multi-family housing, declining size of single-family entry-level housing, increasing proportion of homes using slab-on-grade construction, reduced birthing statistics, and changing baby boomer needs freeing up housing capacity.

Industry supply for the products we distribute and produce is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, the restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America. The level of imported products is influenced by fluctuations in foreign currency exchange rates, duties, and tariffs.

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

Our products may compete with alternative products in certain market segments. For example, concrete, steel, or composite materials may be used by builders as alternatives to the products produced by our Wood Products segment, such as EWP and plywood. Changes in prices for oil, chemicals, and wood-based fiber can change the competitive position of our products relative to available alternatives and could increase the substitution of those products for our products. As the use of these alternatives grows, demand for our products may decline.

Our principal manufactured products are also subject to substitution from other wood-based products, such as EWP facing competition from numerous dimension lumber producers and other strand-based EWP that we do not produce, or plywood losing further market share to OSB in residential and non-residential applications. In addition, we have seen an increase in floor truss capacity by some of our dealer customers, partially due to the limited supply of I-joists over the last few years and lower lumber pricing. The expansion of truss manufacturing, along with the increased use of slab-on-grade construction, could negatively impact our I-joist market share and net sales prices.

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

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. We also rely on information technology systems that automate aspects of our manufacturing processes. We work to install new and upgrade existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. In the future, network, system, and data breaches could result in the misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and unauthorized disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows. Additionally, while insurance coverage designed to address certain aspects of cyber risks is in place, such insurance could include coverage exclusions or otherwise be insufficient to cover all losses or all types of claims that may arise in connection with such incidents.

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

•labor difficulties;

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

Because approximately 71% of our Wood Products sales in 2025 were to our BMD business, a material disruption at our Wood Products facilities would also negatively affect our BMD business. We are, therefore, exposed to a larger extent to the risk of disruption to our Wood Products manufacturing facilities due to our integration and the resulting impact on our BMD business.

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

As of February 15, 2026, we had approximately 7,660 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of February 15, 2026, we had ten collective bargaining agreements. Two agreements covering approximately 700 employees at our Oakdale and Florien plywood plants expired on July 15, 2025. The terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 80 employees at our Canadian EWP facility is set to expire on December 31, 2026. The terms and conditions of this agreement will remain in effect after expiration, pending negotiation of a new agreement. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, or additional collective bargaining agreements are formed, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise.

In addition, our ability to attract and retain talent is challenging due to a shortage of both hourly and technically skilled workers for our distribution and manufacturing facilities, as well as changing workforce expectations, including flexible or remote work arrangements that we may be unable to provide. Furthermore, changes in immigration laws and/or their enforcement, could result in tighter overall labor conditions and a shortage of skilled tradespeople. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our BMD customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Our customers' purchasing decisions for commodity products we sell are primarily based on price and availability, and these commodities may be sourced from various manufacturers. In the case of the general line and EWP products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers' purchasing decisions. Supply chains, including key products purchased from our suppliers, may be disrupted due to labor shortages during elevated housing demand. In addition, although we have agreements with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. Furthermore, one or more of our suppliers might not adhere to our quality control, legal, regulatory, labor, human rights, or environmental standards. These deficiencies may delay or preclude delivery of merchandise to us and might not be identified before we sell such merchandise to our customers. This failure could lead to recalls and litigation and otherwise damage our reputation, increase costs, and adversely impact our business. As such, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

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

If any of these providers fail to deliver raw materials or finished goods for resale to us in a timely manner, we may be unable to meet our customer demands. In addition, if any of our third-party transportation providers fail to deliver the goods we distribute or manufacture in a timely manner, we may be unable to sell those products at full value. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost.

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

Wood fiber is our principal raw material, which accounted for approximately 37% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2025. Our primary source of wood fiber is logs. Log prices have been historically cyclical in response to changes in domestic and foreign demand and supply. In the future, we expect the level of foreign demand for log exports from the western U.S. to fluctuate based on the economic activity in China and other Pacific Rim countries, currency exchange rates, trade policies, and the availability of log supplies from other countries such as Canada, Russia, and New Zealand. Sustained periods of high log costs may impair the cost competitiveness of our manufacturing facilities.

In our Pacific Northwest operations, a substantial portion of our logs are purchased from governmental authorities, including federal, state, and local governments. As a result, existing and future governmental regulation can affect our access to, and the cost of, such timber. Future domestic or foreign legislation and litigation concerning the use of timberlands, timber harvest methodologies, forest road construction and maintenance, the protection of endangered species, forest-based carbon sequestration, the promotion of forest health, and the response to and prevention of catastrophic wildfires can affect log and fiber supply from both government and private lands. Availability of harvested logs and fiber may be further limited by pandemics, fire, insect infestation, disease, ice storms, windstorms, hurricanes, flooding, changing temperature and precipitation patterns, and other natural and man-made causes, thereby reducing supply and increasing prices. Changes in global climate conditions could amplify one or more of these factors. If we are unable to negotiate purchases for our log requirements in a particular region to satisfy our log needs at satisfactory prices or at all, which could include private purchases, open-market purchases, and purchases from governmental sources, it could have a material adverse effect on our results of operations.

We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2025. OSB is a commodity, and prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, duties, tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Wood fiber also includes, to a lesser extent than OSB, veneer purchased from third parties for engineered wood products production and lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Veneer and lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB. We are substantially self-sufficient for veneer needs in our Southeast operations whereas third party purchases are used to satisfy a portion of our veneer requirements at our Western Oregon operations.

We may be unable to attract and retain key management and other key employees.

Our key managers are important to our success and may be difficult to replace because they have a significant amount of experience in building materials distribution and wood products manufacturing. While our senior management team has considerable experience, certain members of our management team are nearing or have reached retirement age. In addition, certain of our employees have assumed key roles in recent years and may not have the experience of retiring key managers. The failure to successfully formulate and implement succession plans for retiring employees, implement training plans for new key managers, or our inability to attract new talent to our Company, could result in inadequate depth of institutional knowledge or inadequate skill sets, which could adversely affect our business.

Our strategy includes both organic growth and pursuing acquisitions, which we may be unable to execute efficiently and effectively.

Organic growth, such as greenfield investments, involves higher fixed costs and significant risks and uncertainties, including some that may not be identifiable or resolvable in due diligence. Subsequent to making the investment, the performance of the new assets is subject to economic uncertainties, as described in our other risk factors, as well as difficulties obtaining labor, customers, or suppliers. In addition, organic growth investments may divert management's attention and resources from existing operations. Our failure to effectively expand our product and service offerings at our recently opened greenfield distribution center in Hondo, Texas or future projects, realize expected benefits, or manage other consequences of our organic growth could adversely affect our financial condition, operating results, and cash flows.

We evaluate potential acquisitions from time to time and have, in the most recently completed fiscal year and prior years, grown through acquisitions. In the future, we may be unable to successfully identify attractive potential acquisitions or effectively integrate potential acquisitions due to multiple factors, including those noted below, and potential issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions, which debt may be substantial and may limit our flexibility in using our cash flow from operations.

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

For the year ended December 31, 2025, our top ten customers represented approximately 49% of our sales, with two customers accounting for approximately 12% and 11% of total sales. At December 31, 2025, receivables from two customers accounted for approximately 16% and 12% of total receivables. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow, and liquidity.

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

•enter into transactions with affiliates; and

•sell or transfer certain assets.

Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Risks Relating to Laws and Regulations

Changes in or failure to comply with laws and regulations could adversely impact our business, financial condition and results of operations.

We are subject to a wide array of federal, state, and local laws and regulations relating to (among other things), safety, marketing, labor and employment, imports and customs, transportation, intellectual property, anti-corruption, and social matters. These laws and regulations may expand mandatory reporting, increase the scope and complexity of matters that we are required to regulate, assess, and disclose, potentially limit our sourcing flexibility or require extensive system or other changes that could increase the cost of doing business. Failure to comply could result in harm to our customers, employees, suppliers or others, significant costs to satisfy compliance, remediation or compensatory requirements, or the imposition of severe penalties or restrictions on operations by governmental agencies or courts that could adversely affect our business, results of operations and financial condition.

The impact of changes to or the introduction of new laws, regulations and policies and enforcement practices, can be unpredictable. These may require extensive system and operational changes, be difficult to implement, increase the cost of doing business, require significant capital expenditures, adversely impact the products or services we offer, or result in adverse publicity and harm to our reputation. If we fail to comply or respond adequately to changes in laws and regulations, our business, results of operations, and financial condition may be adversely affected.

Changes in foreign trade policy, including the imposition of tariffs, could impact our product pricing and input costs.

Our BMD and Wood Products segments could be negatively impacted by changes in tariffs, duties, taxes, or customs resulting from changes in U.S. and foreign trade policy. We export finished wood products and other building materials to foreign markets, primarily to Canada, the Caribbean, and Mexico. In addition, we purchase raw materials to be used as inputs in our manufacturing business and inventory purchased for resale in our distribution business from suppliers and manufacturers that are located outside of the United States. Given the nature of our business operations, actions taken by the U.S. government regarding trade policy, such as renegotiating or terminating existing trade agreements or levying tariffs, could adversely impact our product pricing and input costs, the supply of products available to us, as well as the demand for the products we distribute and manufacture. Further, if we experience increases in input costs, we may be unable to pass these cost increases along to our customers, thereby reducing our margins. We cannot predict future U.S. or foreign trade policy, however, the impacts of changes in trade policy discussed above could have a material adverse effect on our results of operations, cash flows, and financial condition.

Compliance with data privacy and security laws and regulations could adversely affect our business.

Many U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. In the ordinary course of business, we capture, process, store, and transmit confidential business information and certain personal information relating to our employees, customers and vendors that are subject to these laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues. Ongoing efforts to comply with evolving laws and regulations may require subsequent modifications to our policies, procedures and systems. We will continue to monitor and assess the impact of changing laws and regulations, which may impose substantial penalties for violations, increased costs for investigations, monitoring and compliance, potential litigation, and possible damage to our reputation, all of which could have a material adverse effect on our operations, financial condition, or cash flows.

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

In the United States, it is possible that some form of new or additional legislation and regulations will be enacted at the federal or state level to reduce or mitigate the impact of climate change. If we, or our suppliers, are required to comply with these laws and regulations, we may experience increased costs for energy, production, transportation, and raw materials, increased costs related to environmental monitoring and reporting, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact or timing of future climate change legislation, regulations, or industry standards is uncertain, given the evolving focus on climate change.

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

We may be involved in product liability, product warranty, casualty, manufacturing and construction defects, and other claims relating to the products we distribute and manufacture, and services we provide. We also rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on our reputation and customer confidence in our products and our Company. We cannot assure that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

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

In November 2017, our board of directors approved a dividend policy pursuant to which we have paid quarterly cash dividends to holders of our common stock. In addition to these quarterly dividends, we also paid special dividends in certain periods. However, the future declaration, including amount per share, record date and payment date, of dividends will continue to be at the discretion of our board of directors and the dividend policy may be suspended or canceled at its discretion at any time. Declaration of future dividends will depend upon legal capital requirements and surplus, our future operations and earnings, general financial condition, material cash requirements, restrictions imposed by our revolving credit facility and the indenture governing our senior notes, applicable laws, and other factors that our board of directors may deem relevant. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding the risks we face from cybersecurity threats, see "Item 1A. Risk Factors" included in this report.

Cybersecurity Risk Management

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our IT Director. Our current IT Director has been in his position since 2024 and has over 30 years of information technology and operational experience in our organization. Our IT Director is certified in governance of enterprise IT (CGEIT). Our IT security, data privacy and internal audit teams, each of which is involved in managing our cybersecurity risks, include professionals who hold certifications such as Certified Data Privacy Solutions Engineer (CDPSE), Certified Information Privacy Manager (CIPM), Certified Information Security Manager (CISM), Certified SCADA Security Architect (CSSA), Systems Security Certified Practitioner (SSCP), Certified Information Systems Auditor (CISA), Certified Internal Auditor (CIA), Certified Fraud Examiner (CFE), Certified Ethical Hacker (CEH), Certified Compliance and Ethics Professional (CCEP), CompTIA Network +, Security+ (Sec+), and Cybersecurity Analyst + (CySa+). Many also hold graduate-level certifications and/or degrees in Threat Intelligence, Cyber Operations and Resilience, and Information Systems Management.

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

Our information technology department, led by our IT Director, manages and continually enhances our information systems with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We work to install new and upgrade existing information technology systems. We recognize the importance of preventative controls in mitigating the risk from cybersecurity threats and have implemented measures such as anti-virus security, two-factor authentication, web filtering, browser isolation tools, and mobility safeguards to enable enhanced security on personal devices. In addition, we provide mandatory cybersecurity training to our employees around phishing, malware, and other cybersecurity risks to ensure that we are protected, to the greatest extent possible, against cybersecurity risks and security breaches.

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

Monitoring and Responding to Cybersecurity Incidents and Data Breaches

Management reduces the risk of cyber incidents by monitoring network traffic through security controls, including firewalls, intrusion detection/prevention systems, anti-virus/anti-malware systems, cyber threat intelligence, and vulnerability monitoring tools. We use extended detection and response (XDR) technology to integrate network, endpoint, and cloud data to stop sophisticated attacks by detecting malware and exploit threats, including using artificial intelligence (AI) behavioral analytics. We also maintain cybersecurity insurance and partner with a security operation center (SOC) to provide 24-7 outside monitoring services for additional support to the internal IT team.

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

    The following is a list of our facilities by segment as of February 18, 2026. We lease office space for our corporate headquarters in Boise, Idaho.

Building Materials Distribution

    Our BMD business operates a nationwide network of 40 owned and leased distribution facilities across the U.S., including door and millwork facilities in 15 markets. The total approximate square footage of our warehouse space is 6.7 million, of which 4.1 million square feet are owned. Substantially all of our leases are noncancelable and the majority are accounted for as operating leases. These leases are not subject to early termination except for standard nonperformance clauses. In addition, BMD operates a single component manufacturing plant.

Wood Products

    We own all of our Wood Products manufacturing facilities. The following table summarizes our Wood Products facilities as of February 18, 2026:

Facility Type	Number of Facilities	Locations
Plywood and veneer plants	11	Alabama, Florida, Louisiana (2), Oregon (5), South Carolina, and Washington
LVL/I-joist/laminated beam plants	5	Alabama, Louisiana, Oregon, Idaho, and Canada
Sawmills	2	Washington

ITEM 3.          LEGAL PROCEEDINGS

    We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, employment-related claims, and governmental investigations and audits, among others. As of the date of this filing, we do not believe that we are party to any legal action that could reasonably be expected to have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows. See Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a discussion of material legal proceedings in which we are involved.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol BCC. On February 18, 2026, there were 35,722,067 shares of our common stock outstanding, held by five stockholders of record, one of which was Cede & Co., which is the nominee of The Depository Trust Company.

Dividends

    Information regarding the payment of dividends is discussed in more detail in Note 12, Stockholders' Equity, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Performance Graph

    The following graph compares the return on a $100 investment in our common stock on December 31, 2020, with a $100 investment also made on December 31, 2020, in the S&P SmallCap 600 Index and in our peer group, which is comprised of companies within the S&P 600 Building Products Index. The information in the graph below is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, except to the extent that we specifically incorporate such information by reference. The stock performance shown below is not necessarily indicative of future performance.

___________________________________

(a)    $100 invested in stock or index on December 31, 2020, including reinvestment of dividends in additional shares of the same class of equity securities.

Unregistered Sales of Equity Securities
    We did not sell any unregistered securities from January 1, 2025, through December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

    On October 30, 2025, our board of directors approved a new share repurchase authorization of $300.0 million of our outstanding common stock, excluding applicable fees and taxes. In connection with this authorization, our board of directors terminated the October 30, 2024 authorization to repurchase an additional 1.4 million shares of our outstanding common stock. Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the share repurchase program will expire. Our board of directors, at its discretion, may increase or decrease the amount authorized or terminate the share repurchase program at any time.

Set forth below is information with respect to the purchases of our common stock during the fourth quarter ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share (exclusive of applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025 (a)	120,000	$75.27	120,000	$300,000,000
November 1, 2025 - November 30, 2025	485,743	69.64	485,743	266,173,708
December 1, 2025 - December 31, 2025	366,897	75.03	366,897	238,644,960
Total	972,640	$72.37	972,640	$238,644,960
___________________________________

(a)    Purchases of our common stock in October 2025 were made under the October 30, 2024 board of directors' authorization to repurchase an additional 1.4 million shares of our outstanding common stock. This repurchase program was terminated on October 30, 2025.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion includes statements that are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Cautionary Statement Concerning Forward-Looking Statements" and in "Item 1A. Risk Factors." References to "fiscal year" or "fiscal" refer to our fiscal year ending on December 31 in each calendar year.

    The following sections discuss our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Company Background

    Boise Cascade is a large, integrated building materials distributor and wood products manufacturer with widespread operations throughout the United States (U.S.) and one manufacturing facility in Canada. We completed an initial public offering of our common stock on February 11, 2013. We have two reportable segments: (i) Building Materials Distribution (BMD), which is a wholesale distributor of building materials; and (ii) Wood Products, which primarily manufactures engineered wood products (EWP) and plywood. For more information, see Note 3, Revenues, and Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business" of this Form 10-K. Our products are used in the construction of new residential housing, including single-family, multi-family, and manufactured homes, the repair-and-remodeling of existing housing, the construction of light industrial and commercial buildings, and other industrial applications. We have a broad base of customers, which includes a diverse mix of dealers, home improvement centers, leading wholesalers, specialty distributors, and industrial converters. During 2025, approximately 71% of our Wood Products segment sales, or approximately 75% and 51% of our Wood Products segment's EWP and plywood sales volumes, respectively, were to our BMD segment.

Executive Summary

    We recorded income from operations of $183.3 million during the year ended December 31, 2025, compared with $490.0 million during the same period in the prior year. In our BMD segment, income decreased $81.2 million to $222.2 million for the year ended December 31, 2025, from $303.4 million for the year ended December 31, 2024. The decline in segment income was driven by a gross margin decrease of $48.8 million, resulting primarily from lower gross margins on commodity and EWP products, offset partially by improved gross margins on general line products. In addition, selling and distribution expenses and depreciation and amortization expense increased $21.8 million and $9.2 million, respectively. In our Wood Products segment, income decreased by $225.6 million to $5.8 million for the year ended December 31, 2025, from $231.5 million for the year ended December 31, 2024. The decrease in segment income was due primarily to lower EWP and plywood sales prices and sales volumes, as well as higher per-unit conversion costs, which were impacted, in part, by planned downtime to complete significant mill modernization capital projects at our Oakdale plywood mill. These decreases in segment income were offset partially by a $3.9 million gain on the sale of a non-operating property. These changes are discussed further in "Our Operating Results" below.

    We ended 2025 with $477.2 million of cash and cash equivalents and $450.0 million of debt. At December 31, 2025, we had $395.1 million of unused committed bank line availability. We used $236.0 million of cash during the year ended December 31, 2025, as cash provided by operations was offset by capital spending, treasury stock purchases, dividends paid on our common stock, and funding of an acquisition. A further description of our cash sources and uses for the comparative periods are discussed in "Liquidity and Capital Resources" below.

    Demand for the products we purchase and distribute, as well as the products we manufacture, is closely tied to new residential construction, residential repair-and-remodeling activity, and light commercial construction. Residential construction, particularly new single-family construction, remains a key demand driver for the products we distribute and manufacture. In 2025, single-family starts fell short of 2024 levels by approximately 7% and are expected to be flat or modestly down in 2026. Home builders moderated their starts in 2025 to avoid further buildup of finished home inventory as affordability remains a persistent challenge for prospective homebuyers. Throughout 2025 builders bridged the supply-demand gap with increased incentives and high single-digit declines in new home prices. Multi-family experienced growth in 2025 but starts are expected to level off in 2026 due to prohibitive capital costs for developers combined with low rent growth and a decrease in permit activity. Industry experts expect flat home improvement spending in 2026 as high costs of borrowing and historically low home turnover continue to constrain demand. Near term demand will continue to be influenced by factors such as mortgage rates, home affordability, home equity levels, home sizes, new and existing home inventory levels, unemployment rates, and consumer confidence. Long-term demand drivers for residential construction, including generational tailwinds and an undersupply of housing units, remain strong, while elevated levels of homeowner equity and an aging U.S. housing stock support robust repair-and-remodel spending and reinforce the industry’s solid fundamentals.

Our distribution business, which purchases and resells a diverse range of products, experiences opportunities for increased sales and margins during periods of rising prices, while periods of declining prices may present challenges. Future product pricing, particularly for commodity products we distribute and manufacture, is expected to remain dynamic, influenced by economic conditions, industry operating rates, supply disruptions, duties, tariffs, transportation constraints, inventory levels, and seasonal demand patterns. We will continue to monitor end market demand signals and align production rates and inventory stocking positions accordingly.

Factors That Affect Our Operating Results and Trends

    Our results of operations and financial performance are influenced by a variety of factors, including: (i) the commodity nature of a portion of the products we distribute and manufacture; (ii) general economic and industry conditions affecting demand; and (iii) cost and availability of raw materials, including wood fiber and glues and resins. These factors have historically produced cyclicality in our results of operations, and we expect this cyclicality to continue in future periods.

    Commodity Nature of a Portion of Our Products

    A portion of the building products we distribute and manufacture, including OSB, plywood, and lumber, are commodities that are widely available from multiple sources, with prices and volumes determined frequently in an auction market based on participants' perceptions of short-term supply and demand factors. At times, the price for any one or more of the products we distribute or produce may fall below our purchase or cash production costs, requiring us to either incur short-term losses on product sales or curtail production at one or more of our manufacturing facilities. Therefore, our profitability with respect to these commodity products depends, in significant part, on effective procurement and facilities maintenance programs, and on managing our cost structure, particularly raw materials and labor, which represent the largest components of our operating costs. Composite structural panel and lumber prices have been volatile historically.

The following table provides changes in the average composite panel, including certain panel subcategories, and average composite lumber prices as reflected by Random Lengths, an industry publication, for the period noted below.

Year Ended December 31
2025 versus 2024
Increase (decrease) in composite panel prices	(17)%
Increase (decrease) in Western Fir plywood prices	(5)%
Increase (decrease) in Southern Pine plywood prices	(5)%
Increase (decrease) in OSB prices	(31)%
Increase (decrease) in composite lumber prices	6%

    Our BMD segment purchases and resells a broad mix of commodity products with periods of increasing prices providing the opportunity for higher sales and increased margins, while declining price environments may result in declines in sales and profitability. However, we mitigate risk by utilizing rich data sets to effectively manage our inventory, which enables us to better navigate these market fluctuations and optimize our financial outcomes. In our Wood Products segment, we manufacture plywood, but not OSB, and therefore our reported prices may not trend with the overall composite panel price index. For further discussion of the impact of commodity prices, see "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    Industry supply for the products we distribute and produce is influenced primarily by price-induced changes in the operating rates of existing facilities, but is also influenced over time by the introduction of new product technologies, capacity additions and closures, the restart of idled capacity, and log availability. The balance of supply and demand in the U.S. is also heavily influenced by imported products, principally from Canada and South America. The level of imported products is influenced by fluctuations in foreign currency exchange rates, duties, and tariffs.

    We believe that our product line diversification provides us some protection from declines in new residential construction. Our products are used not only in new residential construction but also in residential repair-and-remodeling projects and light commercial construction. We believe the overall age of the U.S. housing stock, resales of existing homes, and increased focus on making homes more energy efficient will continue to support long-term growth in repair-and-remodeling expenditures and increased demand through home improvement centers and our other customers that service professional contractors.

    Cost and Availability of Raw Materials

    Our principal raw material is wood fiber, which accounted for approximately 37% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation), for our Wood Products segment in 2025. Logs comprised approximately 80% of our wood fiber costs during 2025, and we satisfy our log requirements through a combination of purchases under supply agreements, open-market purchases, and purchases pursuant to contracts awarded under public auctions.

    The following table provides the change in our average per-unit log costs for the period noted below:

Year Ended December 31
2025 versus 2024
Increase (decrease) in per-unit log costs	4%

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

    We also purchase OSB, which is used as the vertical web to assemble I-joists. OSB accounted for approximately 5% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2025. OSB is a commodity, and prices have historically been volatile in response to economic uncertainties, industry operating rates, supply-related disruptions, duties, tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

    Wood fiber also includes, to a lesser extent than OSB, veneer purchased from third parties for engineered wood products production and lumber purchased from third parties for I-joist production at our Canadian EWP facility and for production at our laminated beam plant in Idaho. Veneer and lumber input costs are subject to similar commodity-based volatility characteristics noted above for OSB. We are substantially self-sufficient for veneer needs in our Southeast operations whereas third party purchases are used to satisfy a portion of our veneer requirements at our Western Oregon operations.

    We also use various resins and glues in our manufacturing processes, which accounted for approximately 6% of the aggregate amount of materials, labor, and other operating expenses (excluding depreciation) for our Wood Products segment in 2025. The costs of resins and glues are influenced by changes in the prices of raw material input costs, primarily fossil fuel products.

    We purchase many of our raw materials through long-term contracts that contain price adjustment mechanisms that take into account changes in market prices. Therefore, although our long-term contracts provide us with supplies of raw materials and energy that are more stable than open-market purchases, in many cases, they may not alleviate fluctuations in market prices.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the years ended December 31, 2025 and 2024:

	Year Ended December 31
	2025	2024
	(millions)
Sales	$6,404.6	$6,724.3

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	5,350.7	5,393.6
Depreciation and amortization	158.2	144.1
Selling and distribution expenses	616.3	594.9
General and administrative expenses	99.7	102.3
Other (income) expense, net	(3.6)	(0.7)
	6,221.3	6,234.3

Income from operations	$183.3	$490.0

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	83.5%	80.2%
Depreciation and amortization	2.5	2.1
Selling and distribution expenses	9.6	8.8
General and administrative expenses	1.6	1.5
Other (income) expense, net	(0.1)	—
	97.1%	92.7%

Income from operations	2.9%	7.3%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix and gross margin information for our BMD segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the years ended December 31, 2025 and 2024.

	Year Ended December 31
	2025	2024
	(thousands)
U.S. Housing Starts (a)
Single-family	943.0	1,012.9
Multi-family	415.7	354.2
	1,358.7	1,367.1

	(millions)
Segment Sales
Building Materials Distribution	$5,941.3	$6,166.5
Wood Products	1,613.4	1,832.3
Intersegment eliminations	(1,150.1)	(1,274.5)
	$6,404.6	$6,724.3

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
Commodity	35.0%	35.8%
General line	45.2%	42.4%
Engineered wood products	19.8%	21.8%

Gross margin percentage (b)	15.1%	15.3%

	(millions)
Wood Products
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	18.9	19.4
I-joists (equivalent lineal feet)	215	234
Plywood (sq. ft.) (3/8" basis)	1,460	1,517
Lumber (board feet)	73	78

	(dollars per unit)
Wood Products
Average Net Selling Prices
LVL (cubic foot)	$24.90	$27.87
I-joists (1,000 equivalent lineal feet)	1,755	1,949
Plywood (1,000 sq. ft.) (3/8" basis)	334	355
Lumber (1,000 board feet)	629	682
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

2025 Compared With 2024

Sales

    For the year ended December 31, 2025, total sales decreased $319.7 million, or 5%, to $6,404.6 million from $6,724.3 million during the year ended December 31, 2024. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we distribute and manufacture with single-family residential construction activity being the key demand driver for our sales. During 2025, total U.S. housing starts and single-family housing starts decreased 1% and 7%, respectively, compared with 2024. For the year ended December 31, 2025, average composite panel prices were 17% lower, while average composite lumber prices were 6% higher, compared with 2024, as reflected by Random Lengths composite panel and lumber pricing.

    Building Materials Distribution.  During the year ended December 31, 2025, sales decreased $225.2 million, or 4%, to $5,941.3 million from $6,166.5 million in 2024. Compared with the prior year, the overall decrease in sales was driven by decreases of 2% for both sales prices and sales volumes. By product line, commodity sales decreased 6%, or $127.6 million, general line product sales increased 3%, or $71.7 million, and sales of EWP (substantially all of which is sourced through our Wood Products segment) decreased 13%, or $169.3 million.

    Wood Products.  During the year ended December 31, 2025, sales, including sales to our BMD segment, decreased $218.9 million, or 12%, to $1,613.4 million from $1,832.3 million in 2024. The decrease in sales was driven by lower sales prices for LVL and I-joists (collectively referred to as EWP) of 11% and 10%, respectively, resulting in decreased sales of $56.1 million and $41.7 million, respectively. Additionally, sales volumes for I-joists and LVL decreased 8% and 2%, respectively, resulting in decreased sales of $37.4 million and $12.6 million, respectively. EWP sales volumes were influenced by multiple factors, including the level of housing starts, competition from other wood-based products, and concrete floor applications that limit wood floor opportunity for I-joists. Plywood sales prices and sales volumes decreased 6% and 4%, respectively, resulting in decreased sales of $31.1 million and $20.3 million, respectively. Plywood sales volumes were impacted by planned downtime to complete significant mill modernization capital projects at our Oakdale plywood mill.

Costs and Expenses

    Materials, labor, and other operating expenses (excluding depreciation) decreased $42.9 million, or 1%, to $5,350.7 million for the year ended December 31, 2025, compared with $5,393.6 million during the prior year. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of a decline in sales compared with 2024. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our BMD segment increased 20 basis points, primarily due to lower margin percentages on our commodity sales compared with 2024. In our Wood Products segment, materials, labor, and other operating expenses increased due to higher other manufacturing costs compared with 2024. These increases were offset partially by decreased sales volumes of EWP and plywood, as well as lower costs of OSB compared with 2024. The MLO rate in our Wood Products segment increased by 1,140 basis points, due primarily to lower sales prices and sales volumes for both EWP and plywood, which resulted in decreased leveraging of manufacturing costs. The MLO rate was also impacted by planned downtime to complete significant mill modernization capital projects at our Oakdale plywood mill.

    Depreciation and amortization expense increased $14.1 million, or 10%, to $158.2 million for the year ended December 31, 2025, compared with $144.1 million during the prior year. The increase was due primarily to purchases of property and equipment, including the recent investments at our Oakdale veneer and plywood mill. The increase was offset partially by $2.2 million of accelerated depreciation recorded in first quarter 2024 for the indefinite curtailment of lumber production at our Chapman, Alabama facility.

    Selling and distribution expenses increased $21.3 million, or 4%, to $616.3 million for the year ended December 31, 2025, compared with $594.9 million for the prior year. The increase was primarily a result of higher professional fees and services and information technology related costs of $8.1 million, as well as higher shipping and handling and occupancy costs of $7.0 million. In addition, employee-related costs increased $14.2 million, offset partially by lower incentive compensation expense of $12.6 million.

    General and administrative expenses decreased $2.6 million, or 3%, to $99.7 million for the year ended December 31, 2025, compared with $102.3 million for the prior year. The decrease was primarily the result of lower incentive compensation expense of $7.5 million, offset partially by an increase in professional fees of $4.0 million.

Other (income) expense, net was $3.6 million of income for the year ended December 31, 2025, primarily related to gains on the sale of non-operating properties in our BMD and Wood Products segments of $3.8 million and $3.9 million, respectively, as well as a $1.9 million settlement gain associated with a fire at our BMD Phoenix location in second quarter 2021. These gains were offset partially by approximately $6 million related to an accrual for legal proceedings in our BMD segment.

Income From Operations

    Income from operations decreased $306.7 million to $183.3 million for the year ended December 31, 2025, compared with $490.0 million for the year ended December 31, 2024.

Building Materials Distribution.  For the year ended December 31, 2025, segment income decreased $81.2 million to $222.2 million from $303.4 million for the year ended December 31, 2024. The decline in segment income was driven by a gross margin decrease of $48.8 million, resulting primarily from lower gross margins on commodity and EWP products, offset partially by improved gross margins on general line products. In addition, selling and distribution expenses and depreciation and amortization expense increased $21.8 million and $9.2 million, respectively.

 Wood Products.  For the year ended December 31, 2025, segment income decreased $225.6 million to $5.8 million from $231.5 million for the year ended December 31, 2024. The decrease in segment income was due primarily to lower EWP and plywood sales prices and sales volumes, as well as higher per-unit conversion costs, which were impacted, in part, by planned downtime to complete significant mill modernization capital projects at our Oakdale plywood mill. These decreases in segment income were offset partially by a $3.9 million gain on the sale of a non-operating property.

Corporate.  Unallocated corporate expenses decreased $0.1 million to $44.7 million for the year ended December 31, 2025, from $44.8 million for the year ended December 31, 2024. The decrease was due primarily to lower incentive compensation expense and a $1.9 million settlement gain, offset partially by an increase in professional fees and employee-related expenses.

Other

    Interest Income. Interest income decreased $20.4 million to $18.8 million for the year ended December 31, 2025, from $39.1 million for the year ended December 31, 2024. The decrease was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

    Change in fair value of interest rate swaps. For information related to our interest rate swap, which expired in June 2025, see the discussion under "Disclosures of Financial Market Risks" included in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Income Tax Provision

    For the years ended December 31, 2025 and 2024, we recorded $47.1 million and $125.4 million, respectively, of income tax expense and had an effective tax rate of 26.2% and 25.0%, respectively. Our rate is affected by recurring items, such as state income taxes, and discrete items that may occur in any given year but are not consistent from year to year.

    During the year ended December 31, 2025, the primary reasons for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes and nondeductible executive compensation. During the year ended December 31, 2024, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

    For more information related to our income taxes, see Note 4, Income Taxes, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Industry Mergers and Acquisitions

    On July 1, 2025, James Hardie Industries plc (James Hardie) completed the acquisition of The AZEK Company Inc. (AZEK). James Hardie is a significant supplier to our BMD segment. In addition, AZEK produces products that compete with another significant supplier to us, Trex. We have good relationships with both James Hardie and Trex and do not expect the transaction to negatively impact our distribution arrangements with either company or our future results of operations.

Liquidity and Capital Resources

    We ended 2025 with $477.2 million of cash and cash equivalents and $450.0 million of debt. At December 31, 2025, we had $872.3 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $236.0 million during the year ended December 31, 2025, as cash provided by operations was offset by capital spending, treasury stock purchases, dividends paid on our common stock, and funding of an acquisition, as further discussed below.

    At December 31, 2025, our cash was invested in high-quality, short-term investments, which we record in "Cash and cash equivalents." The majority of our cash and cash equivalents is comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date, and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our short-term investments.

    We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in 2026 from cash on hand and, if necessary, borrowings under our revolving credit facility. Consistent with our historical patterns, we expect working capital increases to use cash in the first quarter of 2026.

Sources and Uses of Cash

    We generate cash primarily from sales of our products, as well as short-term and long-term borrowings. Our primary uses of cash are for expenses related to the distribution and manufacture of building products, including inventory purchased for resale, wood fiber, labor, energy, and glues and resins. In addition to paying for ongoing operating costs, we use cash to invest in our business, service our debt and lease obligations, and return cash to our stockholders through dividends or common stock repurchases. Below is a discussion of our sources and uses of cash for operating activities, investing activities, and financing activities.

	Year Ended December 31
	2025	2024
	(thousands)
Net cash provided by operations	$254,148	$438,320
Net cash used for investment	(263,262)	(237,820)
Net cash used for financing	(226,931)	(436,814)

Operating Activities

2025 Compared With 2024

In 2025, our operating activities generated $254.1 million of cash, compared with $438.3 million in 2024. The $184.2 million decrease in cash provided by operations in 2025 relates primarily to the following:

•A $81.2 million decrease in income in our BMD segment and a $225.6 million decrease in income in our Wood Products segment. See "Our Operating Results" above for a discussion on our results for 2025.

•A $94.0 million decrease in cash paid for income taxes, net of refunds. During 2025, cash paid for income taxes, net of refunds received was $36.6 million, compared to $130.6 million in 2024. The decrease in cash paid for income taxes is primarily due to a decrease in income from operations.

•A $61.0 million increase in working capital during 2025, compared with a $94.8 million increase in working capital during 2024. Working capital is subject to cyclical operating needs, seasonal buying patterns for inventory purchased for resale and logs, participation in early-buy programs with certain vendors, the timing of the collection of receivables, and the timing of payment of payables and expenses. The increase in working capital in 2025 was primarily attributable to a decrease in accounts payable and accrued liabilities, offset partially by decreased receivables and inventories. The decrease in accounts payable and accrued liabilities was primarily due to less purchasing activity as a result of decreased demand, as well as lower accrued incentive compensation. The decrease in receivables primarily reflects decreased sales of approximately 4%, comparing sales for the month of December 2025 with sales for the month of December 2024. The decrease in inventories was due primarily to weaker market conditions, offset partially by an increase in inventory related to additional locations in our BMD segment, as well as an increase in log inventory in our Wood Products segment. The increase in working capital in 2024 was primarily attributable to an increase in inventories and a decrease in accounts payable and accrued liabilities, offset partially by decreased receivables. The increase in inventories was due primarily to weaker market conditions and participation in certain BMD vendors' early-buy programs in 2024, as well as recently added inventory for our door and millwork facilities in our BMD segment. The decrease in accounts payable and accrued liabilities was primarily due to less purchasing activity as a result of decreased demand, as well as lower accrued incentive compensation. The decrease in receivables primarily reflects decreased sales of approximately 5%, comparing sales for the month of December 2024 with sales for the month of December 2023.

Investment Activities

    Net cash used for investing activities was $263.3 million and $237.8 million during 2025 and 2024, respectively.

2025

    During the year ended December 31, 2025, we used approximately $241.4 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects. In our BMD segment, our 2025 capital spending includes spending on our greenfield distribution center in Hondo, Texas, which was completed in August 2025. In addition, it includes the purchase of previously leased distribution centers in Chicago, Illinois and Minneapolis, Minnesota. In our Wood Products segment, our 2025 capital spending includes additional spending on the multi-year investments at our Thorsby EWP mill and Oakdale veneer and plywood mill. Purchases of property and equipment also included approximately $3 million for environmental compliance in 2025.

During the year ended December 31, 2025, we used $33.4 million of cash for the acquisition of Holden Humphrey. For further discussion on this acquisition, see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. In addition, we received $11.6 million from the sale of assets during the year ended December 31, 2025.

Excluding potential acquisitions, we expect capital expenditures in 2026 to total approximately $150 million to $170 million. We expect our capital spending in 2026 will be for business improvement and efficiency projects, replacement projects, and ongoing environmental compliance. We expect to spend approximately $4 million for environmental compliance in 2026, which is included in our capital spending range. This level of capital expenditures could increase or decrease as a result of several factors, including efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

2024

    During the year ended December 31, 2024, we used approximately $229.6 million of cash for purchases of property and equipment, which included business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. Purchases of property and equipment also included approximately $5 million for environmental compliance in 2024. In addition, we used $10.2 million of cash for acquisitions of businesses and facilities, which consisted of $3.4 million for post-transaction closing adjustments related to the BROSCO acquisition, as well as $6.8 million for acquired assets of door and millwork operations in Boise, Idaho and Lakeland, Florida.

Financing Activities

    During 2025, our financing activities used $226.9 million of cash, including $181.4 million for the repurchase of 2,101,392 shares of our common stock, $34.6 million in common stock dividend payments, and $5.9 million of tax withholding payments on stock-based awards. On April 14, 2025, we entered into a credit agreement for a $450.0 million revolving credit facility which matures on April 12, 2030. At closing, $50.0 million under the facility was borrowed. Proceeds from the facility were used to repay the $50.0 million term loan under the asset-based revolving credit facility. In connection with entering into the new credit agreement, both the term loan and asset-based revolving credit facility were terminated. At December 31, 2025, we had $50.0 million of borrowings outstanding under the revolving credit facility.

    During 2024, our financing activities used $436.8 million of cash, including $228.8 million in common stock dividend payments, $194.9 million for the repurchase of 1,513,095 shares of our common stock, and $11.1 million of tax withholding payments on stock-based awards. At December 31, 2024, we had no borrowings outstanding under the asset-based revolving credit facility.

    For more information related to our debt transactions and debt structure, our dividend policy, and our stock repurchase program, see the discussion in Note 8, Debt and Note 12, Stockholders' Equity, respectively, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Other Material Cash Requirements

Long-term Debt and Interest

    As of December 31, 2025, we had long-term debt totaling an aggregate principal of $450.0 million, with no principal payments required within 12 months. Future interest payments associated with the long-term debt total approximately $108 million, with approximately $22 million payable within 12 months. Long-term debt and interest amounts assume our debt is held to maturity. For more information, see Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Leases

    We enter into various operating and finance leases for our distribution centers, as well as other property and equipment. As of December 31, 2025, our minimum lease payments for operating leases were $73.7 million, with $13.5 million of lease payments required within 12 months. As of December 31, 2025, our minimum lease payments for finance leases were $26.5 million, with $2.4 million of lease payments required within 12 months. These amounts exclude the undiscounted future lease payments for an additional lease signed but not yet commenced as of December 31, 2025 of approximately $26 million. Some lease agreements provide us with the option to renew the lease or purchase the leased property. The lease term includes any renewal option periods we are reasonably certain of exercising. Our operating and finance lease obligations could change based on whether we actually exercise these renewal options and/or if we entered into additional lease agreements. See Note 2, Summary of Significant Accounting Policies, and Note 9, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Purchase Obligations for Raw Materials

    As of December 31, 2025, we have contracts to purchase approximately $101 million of logs, approximately $52 million of which will be purchased pursuant to fixed-price contracts and approximately $49 million of which will be purchased pursuant to variable-price contracts. The $49 million is estimated using current contractual index pricing, but actual prices depend on future market prices. We are required to purchase approximately $42 million of logs within 12 months. Under certain log agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

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

Seasonal Influences

    We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors impacting the level of construction activity. These seasonal factors are common in the building products industry. Seasonal changes in levels of building activity affect our building products businesses, which are dependent on housing starts, repair-and-remodeling activities, and light commercial construction activities. Demand typically rises in the spring and summer months as favorable weather and increased building and remodeling projects boost sales volumes. In contrast, the winter months during the first and fourth quarters generally bring lower sales due to reduced construction activity and higher operating costs, particularly for energy. We also adjust our working capital ahead of the peak building season to ensure product availability. These seasonal trends impact our sales, expenses and operational planning throughout the year.

Disclosures of Financial Market Risks

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2025 and 2024, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    A portion of the products we purchase and resell or manufacture and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, supply-related disruptions, duties, tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns. For further discussion of commodity price risk, refer to "Item 1A. Risk Factors" of this Form 10-K and "Factors That Affect Our Operating Results and Trends" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate Secured Overnight Financing Rate (SOFR) when we have loan amounts outstanding on our revolving credit facility. At December 31, 2025, we had $50.0 million of variable-rate debt outstanding on our revolving credit facility based on Daily Simple SOFR. In addition, we were exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan prior to its repayment in April 2025. To limit the variability of interest payments on our debt, we entered into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows.

    Our interest rate swap expired in June 2025. Under the interest rate swap, we received one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and made fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure from our term loan. Payments on this interest rate swap, with a notional principal amount of $50.0 million, were due on a monthly basis at an annual fixed rate of 0.41%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2024, the fair value of the interest rate swap agreement was immaterial. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

Financial Instruments

    The table below provides information as of December 31, 2025, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rate sensitivity, the table sets forth payout amounts based on December 31, 2025 rates and does not attempt to project future rates.

							December 31, 2025
	2026	2027	2028	2029	2030	There- after	Total	Fair Value (b)
	(millions, other than percentages)
Long-term debt
Fixed-rate debt payments (a)
Senior Notes	$—	$—	$—	$—	$400.0	$—	$400.0	$395.0
Average interest rates	—	—	—	—	4.875%	—	4.875%	—
Variable-rate debt payments (a)
Revolving Credit Facility	$—	$—	$—	$—	$50.0	$—	$50.0	$50.0
Average interest rates	—	—	—	—	5.1%	—	5.1%	—
_______________________________________

(a)    These obligations are further explained in Note 8, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)    We estimated the fair value using quoted market prices of our debt in inactive markets.

Environmental

We are subject to a wide range of general and industry-specific environmental laws and regulations. In particular, we are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, and site remediation. Compliance with these laws and regulations is a significant factor in the operation of our businesses. We believe that we have created a corporate culture of strong compliance by taking a conservative approach to environmental issues in order to ensure that we are operating within the bounds of regulatory requirements. However, we cannot guarantee that we will be in compliance with environmental requirements at all times, and we cannot guarantee that we will not incur fines and penalties in the future. In 2025, we paid an insignificant amount in environmental fines and penalties.

We incur capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. During 2025 and 2024, we spent approximately $3 million and $5 million, respectively, on capital expenditures to comply with environmental requirements. We expect to spend approximately $4 million in 2026 for this purpose.

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

The Oregon Department of Environmental Quality (ODEQ) Cleaner Air Oregon (CAO) rules regulate toxic air emissions from manufacturing facilities located in Oregon. The rules are risk-based, and the ODEQ released their prioritization list establishing which facilities within the state likely pose the greatest risk to their communities based on emissions inventories that facilities submitted to the ODEQ. The ODEQ established four risk groups. None of our mills were identified in the first tier risk group. Our Medford plywood mill was identified in the second tier risk group and was selected into the program in October 2024. Our other Oregon mills were identified in the third and fourth tier risk groups and will likely not be selected for several more years. When selected into the program, the facilities will incur expenses to evaluate the risk to the public and may be required to incur additional operating or capital expenditures to mitigate any significant risk. As we are still working through the CAO process for our Medford plywood mill, we are unable to estimate the specific impact to our business at this time.

The EPA's Regional Haze Rule sets standards for visual air clarity in "Federal Class I" areas such as national parks and wilderness areas. In 2020, the ODEQ required our Medford and Elgin plywood mills to submit a cost/benefit analysis of emission controls that would reduce pollution at the mills associated with regional haze. In January 2021, both facilities received a preliminary determination from the ODEQ that additional controls would “likely” be required for the facilities’ boilers. Our Medford plywood mill negotiated permit emission reductions sufficient to reduce their potential regional haze impact to below the ODEQ threshold, and therefore, will not be required to install additional controls or take other actions. The emission reductions are not expected to impact the facility's ability to meet production goals. Our Elgin plywood mill was required to conduct a study to determine what levels of emission reduction could be achieved by installation of improved boiler controls. We began installation of boiler combustion improvements in May 2023, monitored emissions, and proposed new emission limits in December 2025. Once the new emission limits are approved by ODEQ, we will be required to be fully compliant with those new emission limits by March 31, 2026.

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

EWP Rebates and Allowances

    We provide EWP rebates at various stages of the supply chain (including distributors, dealers, and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. EWP rebate estimates are based on the most likely amount to be paid and are recorded as a decrease in "Sales" as revenue is recognized. The estimate of EWP rebates is inherently difficult due to the time lag of information and it is challenging to estimate sales subject to rebate as the products transition beyond our wholesale customers and through the supply chain to homebuilders. In addition, some EWP rebate accruals are estimated based on achievement of tiered sales levels, which require management to forecast sales throughout the supply chain, using incentive terms that vary at each level. Information that we consider when estimating sales activity at dealers and homebuilders includes historical sales information, sales projections, publicly available information of housing starts by homebuilder, residential development audits, and economic forecasts of new residential construction, among other economic data. We update these forecasts on a regular basis. We adjust our estimate of revenue at the earlier of the time when the probability of EWP rebates paid changes or the time when the amounts of rebates become fixed. Because of the complexity of some of these rebates, the ultimate resolution may result in payments that are materially different from our current estimate of EWP rebates payable. At December 31, 2025 and 2024, we had $52.2 million and $63.0 million, respectively, of EWP rebates payable recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets.

Long-Lived Asset Impairment

    We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). No triggering event was identified during the year ended December 31, 2025. An impairment of a long-lived asset exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value.

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

    The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31
	2025	2024	2023
	(thousands)
Net income	$132,836	$376,354	$483,656
Interest expense	21,846	24,067	25,496
Interest income	(18,766)	(39,139)	(48,106)
Income tax provision	47,117	125,405	161,393
Depreciation and amortization	158,221	144,113	132,467
EBITDA	341,254	630,800	754,906
Change in fair value of interest rate swaps	925	2,038	1,791
Adjusted EBITDA	$342,179	$632,838	$756,697
The following table reconciles segment income and unallocated corporate costs to Segment EBITDA, EBITDA and Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023:

	Year Ended
	December 31
	2025	2024	2023
	(thousands)
Building Materials Distribution
Segment income	$222,218	$303,385	$335,808
Depreciation and amortization	58,689	49,534	32,353
Segment EBITDA	$280,907	$352,919	$368,161

Wood Products
Segment income	$5,836	$231,454	$337,132
Depreciation and amortization	98,456	93,203	98,710
Segment EBITDA	$104,292	$324,657	$435,842

Corporate
Unallocated corporate costs	$(44,725)	$(44,801)	$(48,554)
Foreign currency exchange gain (loss)	760	(1,164)	7
Pension expense (excluding service costs)	(131)	(149)	(163)
Change in fair value of interest rate swaps	(925)	(2,038)	(1,791)
Depreciation and amortization	1,076	1,376	1,404
EBITDA	(43,945)	(46,776)	(49,097)
Change in fair value of interest rate swaps	925	2,038	1,791
Corporate Adjusted EBITDA	$(43,020)	$(44,738)	$(47,306)

Total Company Adjusted EBITDA	$342,179	$632,838	$756,697

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Company
Consolidated Statements of Operations

	Year Ended December 31
	2025	2024	2023
	(thousands, except per-share data)
Sales	$6,404,595	$6,724,294	$6,838,245

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	5,350,702	5,393,607	5,409,311
Depreciation and amortization	158,221	144,113	132,467
Selling and distribution expenses	616,256	594,927	559,503
General and administrative expenses	99,696	102,317	114,434
Other (income) expense, net	(3,609)	(708)	(1,856)
	6,221,266	6,234,256	6,213,859

Income from operations	183,329	490,038	624,386

Foreign currency exchange gain (loss)	760	(1,164)	7
Pension expense (excluding service costs)	(131)	(149)	(163)
Interest expense	(21,846)	(24,067)	(25,496)
Interest income	18,766	39,139	48,106
Change in fair value of interest rate swaps	(925)	(2,038)	(1,791)
	(3,376)	11,721	20,663

Income before income taxes	179,953	501,759	645,049
Income tax provision	(47,117)	(125,405)	(161,393)
Net income	$132,836	$376,354	$483,656

Weighted average common shares outstanding:
Basic	37,476	39,086	39,649
Diluted	37,619	39,318	39,901

Net income per common share:
Basic	$3.54	$9.63	$12.20
Diluted	$3.53	$9.57	$12.12

Dividends declared per common share	$0.86	$5.82	$8.70

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2025	2024	2023
	(thousands)
Net income	$132,836	$376,354	$483,656
Other comprehensive income (loss), net of tax
Defined benefit pension plans
Actuarial gain (loss), net of tax of $(13), $10, and $(7), respectively	(41)	28	(22)
Amortization of actuarial loss, net of tax of $7, $9, and $8, respectively	25	29	25
Other comprehensive income (loss), net of tax	(16)	57	3
Comprehensive income	$132,820	$376,411	$483,659

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets

	December 31
	2025	2024
	(thousands)
ASSETS
Current
Cash and cash equivalents	$477,215	$713,260
Receivables
Trade, less allowances of $5,618 and $5,506	315,944	321,820
Related parties	86	173
Other	24,698	22,772
Inventories	795,724	803,296
Prepaid expenses and other	40,751	24,747
Total current assets	1,654,418	1,886,068

Property and equipment, net	1,157,261	1,047,083
Operating lease right-of-use assets	55,980	49,673
Finance lease right-of-use assets	11,825	22,128
Timber deposits	8,058	6,916
Goodwill	185,384	171,945
Intangible assets, net	159,665	173,027
Deferred income taxes	3,041	3,705
Other assets	6,311	8,838
Total assets	$3,241,943	$3,369,383

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)

	December 31
	2025	2024
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$254,622	$297,676
Related parties	915	1,315
Accrued liabilities
Compensation and benefits	103,066	127,415
Interest payable	10,176	9,957
Other	124,297	127,653
Total current liabilities	493,076	564,016

Debt
Long-term debt, net	445,405	446,167

Other
Compensation and benefits	39,354	42,006
Operating lease liabilities, net of current portion	49,778	43,174
Finance lease liabilities, net of current portion	15,631	26,883
Deferred income taxes	105,551	78,849
Other long-term liabilities	18,270	17,014
	228,584	207,926

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 36,190 and 45,139 shares issued, respectively	362	451
Treasury stock, — and 6,956 shares at cost, respectively	—	(341,974)
Additional paid-in capital	571,220	565,041
Accumulated other comprehensive loss	(476)	(460)
Retained earnings	1,503,772	1,928,216
Total stockholders' equity	2,074,878	2,151,274
Total liabilities and stockholders' equity	$3,241,943	$3,369,383

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2025	2024	2023
	(thousands)
Cash provided by (used for) operations
Net income	$132,836	$376,354	$483,656
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	161,849	147,402	135,414
Stock-based compensation	12,119	15,486	15,410
Pension expense	131	149	163
Deferred income taxes	27,549	(2,416)	(180)
Change in fair value of interest rate swaps	925	2,038	1,791
Other	(1,084)	(379)	(1,898)
Decrease (increase) in working capital, net of acquisitions
Receivables	17,070	31,068	(35,024)
Inventories	15,867	(89,266)	22,286
Prepaid expenses and other	(3,023)	(1,029)	(824)
Accounts payable and accrued liabilities	(90,938)	(35,595)	37,146
Income taxes payable	(17,241)	(2,405)	28,590
Other	(1,912)	(3,087)	928
Net cash provided by operations	254,148	438,320	687,458

Cash provided by (used for) investment
Expenditures for property and equipment	(241,431)	(229,569)	(215,438)
Acquisitions of businesses and facilities, net of cash acquired	(33,382)	(10,221)	(162,774)
Proceeds from sales of assets and other	11,551	1,970	2,660
Net cash used for investment	(263,262)	(237,820)	(375,552)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	50,000	—	—
Payments of long-term debt, including revolving credit facility	(50,000)	—	—
Treasury stock purchased	(183,108)	(194,904)	(6,426)
Dividends paid on common stock	(34,624)	(228,814)	(346,493)
Tax withholding payments on stock-based awards	(5,939)	(11,141)	(5,926)
Payments of deferred financing costs	(1,819)	—	—
Other	(1,441)	(1,955)	(1,831)
Net cash used for financing	(226,931)	(436,814)	(360,676)

Net decrease in cash and cash equivalents	(236,045)	(236,314)	(48,770)

Balance at beginning of the period	713,260	949,574	998,344

Balance at end of the period	$477,215	$713,260	$949,574

See accompanying notes to consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
	(thousands)
Balance at December 31, 2022	44,827	$448	5,367	$(138,909)	$551,215	$(520)	$1,645,741	$2,057,975
Net income							483,656	483,656
Other comprehensive income						3		3
Common stock issued	156	2						2
Treasury stock purchased			76	(6,426)				(6,426)
Stock-based compensation					15,410			15,410
Common stock dividends ($8.70 per share)							(349,028)	(349,028)
Tax withholding payments on stock-based awards					(5,926)			(5,926)
Other					(2)			(2)
Balance at December 31, 2023	44,983	$450	5,443	$(145,335)	$560,697	$(517)	$1,780,369	$2,195,664
Net income							376,354	376,354
Other comprehensive income						57		57
Common stock issued	156	1						1
Treasury stock purchased			1,513	(194,904)				(194,904)
Stock-based compensation					15,486			15,486
Common stock dividends ($5.82 per share)							(228,507)	(228,507)
Tax withholding payments on stock-based awards					(11,141)			(11,141)
Other				(1,735)	(1)			(1,736)
Balance at December 31, 2024	45,139	$451	6,956	$(341,974)	$565,041	$(460)	$1,928,216	$2,151,274
Net income							132,836	132,836
Other comprehensive loss						(16)		(16)
Common stock issued	109	1						1
Repurchase of common stock	(2,102)	(21)					(183,054)	(183,075)
Treasury stock retirement	(6,956)	(69)	(6,956)	341,974			(341,905)	—
Stock-based compensation					12,119			12,119
Common stock dividends ($0.86 per share)							(32,321)	(32,321)
Tax withholding payments on stock-based awards					(5,939)			(5,939)
Other					(1)			(1)
Balance at December 31, 2025	36,190	$362	—	$—	$571,220	$(476)	$1,503,772	$2,074,878

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                      Nature of Operations and Basis of Presentation

    Boise Cascade Company is a building products company headquartered in Boise, Idaho. Our operations began on October 29, 2004 (inception), when we acquired the forest products assets of OfficeMax, Incorporated. As used in these consolidated financial statements, the terms "Boise Cascade," "we," and "our" refer to Boise Cascade Company and its consolidated subsidiaries. We are one of the largest United States wholesale distributors of building materials and a leading manufacturer of engineered wood products (EWP) and plywood in North America.

    We operate our business using two reportable segments: (1) Building Materials Distribution (BMD), which is a wholesale distributor of building materials, and (2) Wood Products, which primarily manufactures EWP and plywood. For more information, see Note 15, Segment Information.

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

Cash and Cash Equivalents

    Cash equivalents consist of short-term investments that have an original maturity of three months or less at the date of purchase. At December 31, 2025 and 2024, the majority of our cash and cash equivalents were comprised of money market funds that are broadly diversified and invested in high-quality, short-duration securities, including U.S. government agency securities and similar instruments. We have significant amounts of cash and cash equivalents that are in excess of federally insured limits. Though we have not experienced any losses on our cash and cash equivalents to date and we do not anticipate incurring any losses, we cannot be assured that we will not experience losses on our cash and cash equivalents.

Trade Accounts Receivables and Allowance for Doubtful Accounts

    Trade accounts receivable are stated at the amount we expect to collect. Trade accounts receivable do not bear interest. We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to meet their financial obligations to us. At December 31, 2025 and 2024, we had $5.6 million and $5.5 million, respectively, recorded as allowances for doubtful accounts. In determining the amount of the reserve and in order to manage credit risk, we consider our historical level of credit losses, customer concentrations, and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. Our sales are principally to customers in the building products industry located in the U.S. and Canada. A significant portion of our sales are concentrated with a relatively small number of customers. In 2025, our top ten customers represented approximately 49% of sales, with two customers accounting for approximately 12% and 11% of total sales, respectively. At December 31, 2025, receivables from two customers accounted for approximately 16% and 12% of total receivables. At December 31, 2024, receivables from these two customers accounted for approximately 19% and 11% of total receivables. No other customer accounted for 10% or more of total receivables. Adjustments to allowances are charged to income. Trade accounts receivable balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Although we have not experienced material credit losses in recent years, our actual future losses from uncollectible accounts may differ materially from our current estimates. As additional information becomes known, we may change our estimates. In the event we determine that a change in the reserve is appropriate, we will record a charge to "Selling and distribution expenses" in our Consolidated Statements of Operations in the period we make such a determination.

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

Financial Instruments

    Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, long-term debt, and an interest rate swap, which expired in June 2025. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of December 31, 2025 and 2024, we held $448.7 million and $679.5 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At December 31, 2025 and 2024, the book value of our fixed-rate debt for each period was $400.0 million, and the fair value was estimated to be $395.0 million and $377.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate, long-term debt. We estimated the fair value of our fixed-rate debt using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR) or a base rate. Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

    We are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. We employ a variety of practices to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. As discussed in Note 14, Financial Instrument Risk, prior to its expiration in June 2025, we used an interest rate swap to mitigate our variable interest rate exposure, the fair value of which was measured based on Level 2 inputs.

Vendor Rebates and Allowances

    We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At December 31, 2025 and 2024, we had $17.4 million and $17.7 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

    Inventories included the following (work in process is not material):

	December 31, 2025	December 31, 2024
	(thousands)
Finished goods and work in process	$672,173	$695,901
Logs	57,309	50,152
Other raw materials and supplies	66,242	57,243
	$795,724	$803,296

Property and Equipment

    Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the amount of interest cost associated with significant capital additions. For the years ended December 31, 2025, 2024, and 2023, an insignificant amount of interest was capitalized. We expense all repair and maintenance costs as incurred. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating income (loss). We use the straight-line method of depreciation.

    Property and equipment consisted of the following asset classes with the following general range of estimated useful lives:

	December 31, 2025	December 31, 2024	General Range of Estimated Useful Lives in Years
	(thousands)
Land	$98,267	$94,591
Buildings	430,204	360,518	20	-	40
Improvements	82,568	87,512	10	-	15
Mobile equipment, information technology, and office furniture	322,907	296,604	3	-	7
Machinery and equipment	1,130,806	1,089,117	7	-	12
Construction in progress	99,340	147,668
	2,164,092	2,076,010
Less accumulated depreciation	(1,006,831)	(1,028,927)
	$1,157,261	$1,047,083

At December 31, 2025 and 2024, we had $13.5 million and $10.8 million, respectively, of accrued purchases of property and equipment.

Long-Lived Asset and Finite-Lived Intangible Asset Impairment

    We review the carrying value of long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable (triggering event). An impairment of long-lived assets or finite-lived intangible assets exists when the carrying value is not recoverable through future undiscounted cash flows from operations and when the carrying value of an asset or asset group exceeds its fair value. No triggering events were identified during the years ended December 31, 2025, 2024, and 2023.

Goodwill and Indefinite-Lived Intangible Asset Impairment

    We maintain two reporting units for purposes of our goodwill impairment testing, BMD and Wood Products, which are the same as our operating segments discussed in Note 15, Segment Information. We test goodwill in each of our reporting units and intangible assets with indefinite lives for impairment annually in the fourth quarter or sooner if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value.

    We completed our annual assessment of goodwill in fourth quarter 2025 using a qualitative approach. The qualitative goodwill impairment assessment requires evaluating factors, based on the weight of evidence, to determine whether a reporting unit's carrying value would more likely than not exceed its fair value. As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether they are reasonably likely to have a material impact on the fair value of our reporting units. Based on the qualitative analysis performed in 2025, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units' carrying value and determined that there was no impairment of our goodwill. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values. See Note 7, Goodwill and Intangible Assets, for additional information.

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

    At December 31, 2025 and 2024, we had $4.7 million and $4.6 million, respectively, of asset retirement obligations recorded in "Other long-term liabilities" on our Consolidated Balance Sheets. These liabilities related primarily to landfill closure costs. The liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. We do not have any assets legally restricted for purposes of settling asset retirement obligations.

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

Deferred Software Costs

    We defer internal-use software costs that benefit future years. These costs are amortized using the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes $5.1 million and $4.4 million of deferred software costs at December 31, 2025 and 2024, respectively. We amortized $1.4 million, $1.7 million, and $2.1 million of deferred software costs for the years ended December 31, 2025, 2024, and 2023, respectively.

Labor Concentration and Unions

    As of December 31, 2025, we had approximately 7,680 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of December 31, 2025, we had ten collective bargaining agreements. Two agreements covering approximately 710 employees at our Oakdale and Florien plywood plants expired on July 15, 2025. The terms and conditions of these agreements remain in effect pending negotiation of new agreements. One agreement covering approximately 80 employees at our Canadian EWP facility is set to expire on December 31, 2026. The terms and conditions of this agreement will remain in effect after expiration, pending negotiation of a new agreement. We may not be able to renew these agreements or may renew them on terms that are less favorable to us than the current agreements. If any of these agreements are not renewed or extended upon their termination, or additional collective bargaining agreements are formed, we could experience a material labor disruption, strike, or significantly increased labor costs at one or more of our facilities, either in the course of negotiations of a labor agreement or otherwise. Labor disruptions or shortages could prevent us from meeting customer demands or result in increased costs, thereby reducing our sales and profitability.

Self-Insurance

    We are self-insured for certain losses related to workers' compensation and medical claims, general and auto liability, property and business interruption losses, as well as cybersecurity incidents. The expected ultimate costs for claims incurred are recognized as liabilities in the Consolidated Balance Sheets and are estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. We maintain third-party stop-loss insurance policies to cover these liability costs in excess of predetermined retained amounts. Costs related to the administration of the plans and related claims are expensed as incurred. At December 31, 2025 and 2024, self-insurance related liabilities of $17.4 million were classified within "Accrued liabilities," and $10.2 million and $10.0 million, respectively, were classified within "Other long-term liabilities" on our Consolidated Balance Sheets.

New and Recently Adopted Accounting Standards

    In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 on a prospective basis; however retrospective application is permitted. We adopted this standard during the year ended December 31, 2025 on a retrospective basis. This standard resulted in additional required disclosures, which are included in Note 4, Income Taxes.

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

Wood Products Segment

    Our Wood Products segment manufactures EWP, consisting of laminated veneer lumber (LVL), I-joists, and laminated beams, which are structural products used in applications where extra strength and consistent quality are required, such as headers and wide spans. LVL is also used in the manufacture of I-joists, which are assembled by combining a vertical web of OSB with top and bottom LVL or solid wood flanges. In addition, we manufacture structural, appearance, and industrial grade plywood panels, and ponderosa pine lumber. Our wood products are used primarily in new residential construction, residential repair-and-remodeling markets, and light commercial construction. The majority of our wood products are sold to leading wholesalers (including our BMD segment), home improvement centers, dealers, and industrial converters.

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

Customer Rebates and Allowances and Cash Discounts

    Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the most likely amount to be paid and recorded as a decrease in "Sales." At December 31, 2025 and 2024, we had $83.5 million and $91.4 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Shipping and Handling

    Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our BMD segment, costs related to shipping and handling of $265.3 million, $253.8 million, and $238.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers.

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

4.    Income Taxes

Income Tax Provision

    Income before income taxes includes the following components:

	Year Ended December 31
	2025	2024	2023
	(thousands)
Domestic	$176,559	$500,270	$643,060
Foreign	3,394	1,489	1,989
Income before income taxes	$179,953	$501,759	$645,049

    The income tax provision shown in the Consolidated Statements of Operations includes the following:

	Year Ended December 31
	2025	2024	2023
	(thousands)
Current income tax provision
Federal	$16,028	$101,542	$133,323
State	3,540	26,279	28,250
Foreign	—	—	—
Total current	19,568	127,821	161,573

Deferred income tax provision (benefit)
Federal	24,125	(2,915)	(629)
State	2,583	(269)	(68)
Foreign	841	768	517
Total deferred	27,549	(2,416)	(180)

Income tax provision
Federal	40,153	98,627	132,694
State	6,123	26,010	28,182
Foreign	841	768	517
Total income tax provision	$47,117	$125,405	$161,393

    The effective tax rate varies from the U.S. Federal statutory income tax rate principally due to the following:

	Year Ended December 31
	2025		2024		2023
	(thousands, except percentages)
U.S. Federal statutory income tax rate	$37,790	21.0%	$105,369	21.0%	$135,460	21.0%
State and local income taxes, net of federal income tax effect (a)	5,380	3.0%	20,491	4.1%	22,249	3.4%
Nondeductible executive compensation	2,738	1.5%	4,672	0.9%	3,174	0.5%
Other	1,209	0.7%	(5,127)	(1.0)%	510	0.1%
Effective income tax rate	$47,117	26.2%	$125,405	25.0%	$161,393	25.0%

_________________________________

(a)For 2025, state taxes in California made up the majority (greater than 50%) of the tax effect of this category. For 2024, state taxes in California, Florida, Oregon, Massachusetts, Georgia, Minnesota, and Tennessee made up the majority (greater than 50%) of the tax effect of this category. For 2023, state taxes in California, Oregon, Florida, Utah, Georgia, Colorado, and New Jersey made up the majority (greater than 50%) of the tax effect of this category.

During the years ended December 31, 2025, 2024, and 2023, cash paid for taxes, net of refunds received, was as follows:

	Year Ended December 31
	2025	2024	2023
	(thousands)
Federal	$26,501	$108,242	$107,785
State	10,061	22,309	25,206
Foreign	—	—	—
	$36,562	$130,551	$132,991

During the years ended December 31, 2025, 2024, and 2023, there were no individual jurisdictions with cash paid for taxes, net of refunds received, that equaled or exceeded 5% of the total income taxes paid.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The components of our net deferred tax assets and liabilities at December 31, 2025 and 2024, are summarized as follows:

	December 31, 2025	December 31, 2024
	(thousands)
Deferred tax assets
Employee benefits	$24,396	$29,141
Lease liabilities	19,932	21,136
Inventories	8,650	8,142
Foreign net operating loss carryforward	806	274
Other	9,541	12,152
Deferred tax assets	$63,325	$70,845

Deferred tax liabilities
Property and equipment	$(126,512)	$(105,735)
Right-of-use assets	(17,673)	(18,556)
Intangible assets and other	(19,698)	(19,480)
Other	(1,952)	(2,218)
Deferred tax liabilities	$(165,835)	$(145,989)

Total deferred tax assets (liabilities), net	$(102,510)	$(75,144)

    As of December 31, 2025, we have foreign net operating loss carryforwards of $7.7 million, which if unused, will expire in years 2036 through 2044. We have state income tax credits totaling $2.1 million as of December 31, 2025, which if unused, will expire in years 2034 through 2040. The foreign net operating loss and state credit carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating losses and state credit carryforwards are presented net of these unrecognized tax benefits.

Income Tax Uncertainties

    The following table summarizes the changes related to our gross unrecognized tax benefits excluding interest and penalties:

	2025	2024	2023
	(thousands)
Balance as of January 1	$1,556	$1,559	$1,734
Increases related to prior years' tax positions	157	—	4
Increases related to current years' tax positions	211	103	—
Lapse of statute of limitations	(50)	(106)	(179)
Balance as of December 31	$1,874	$1,556	$1,559

    As of December 31, 2025, 2024, and 2023, we had $1.9 million, $1.6 million, and $1.6 million, respectively, of unrecognized tax benefits recorded on our Consolidated Balance Sheets, excluding interest and penalties. Of the total unrecognized tax benefits recorded, $1.9 million, $1.5 million, and $1.5 million (net of the federal benefit for state taxes), respectively, would impact the effective tax rate if recognized.

    We recognize interest and penalties related to uncertain tax positions as income tax expense in our Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, we recognized an insignificant amount of interest and penalties related to taxes. We recognize tax liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available or as new uncertainties arise. We do not expect the unrecognized tax benefits to change significantly over the next twelve months.

    We file income tax returns in the U.S. and various state and foreign jurisdictions. Tax years 2022 to present remain open to examination in the U.S. and tax years 2021 to present remain open to examination in Canada and various states. We recorded net operating losses in Canada beginning in 2006 that are subject to examinations and adjustments up to four years following the year in which they are utilized.

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

    The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31
	2025	2024	2023
	(thousands, except per-share data)
Net income	$132,836	$376,354	$483,656
Weighted average common shares outstanding during the period (for basic calculation)	37,476	39,086	39,649
Dilutive effect of other potential common shares	143	232	252
Weighted average common shares and potential common shares (for diluted calculation)	37,619	39,318	39,901

Net income per common share - Basic	$3.54	$9.63	$12.20
Net income per common share - Diluted	$3.53	$9.57	$12.12

    The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares of common stock in the year ended December 31, 2025, and an insignificant number of shares of common stock in the years ended December 31, 2024 and 2023. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

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

    On December 15, 2025, BMD acquired 100% of the issued and outstanding equity interest of Humphrey Company, Inc. (Holden Humphrey), a two-step distributor of building materials located in Chicopee, Massachusetts (Holden Humphrey Acquisition). The purchase price of the Holden Humphrey Acquisition was $33.4 million, net of cash acquired, and inclusive of estimated working capital at closing of approximately $10.8 million, which is subject to post-closing adjustments. Holden Humphrey offers a wide range of specialty building product categories, with an emphasis on siding, wood decking, and trim products. The Holden Humphrey Acquisition is aligned with our strategy to increase the proportion of our sales attributable to general line products, and will enable BMD to offer new and expanded product lines to many existing customers in the Northeast U.S.

    During the year ended December 31, 2024, BMD acquired assets of door and millwork operations in Boise, Idaho and Lakeland, Florida (collectively, the 2024 Acquisitions). The purchase price of the 2024 Acquisitions was $8.1 million, inclusive of a $1.3 million contingent liability reflecting the acquisition date fair value of earn-out payments. During 2024, we paid a combined $6.8 million in cash for the 2024 Acquisitions.

7.    Goodwill and Intangible Assets

    Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

    The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2024	$45,779	$126,166	$171,945
Additions (a)	13,439	—	13,439
Balance at December 31, 2025	$59,218	$126,166	$185,384
___________________________________

(a)    Represents goodwill related to the Holden Humphrey Acquisition. For additional information, see Note 6, Acquisitions.

    At December 31, 2025 and 2024, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions. In 2025, we acquired customer relationships as part of the Holden Humphrey Acquisition, as discussed in Note 6, Acquisitions. The weighted-average useful life from the date of purchase for trade names is approximately 15 years. The weighted-average useful life from the date of purchase for customer relationships is approximately 11 years. During the years ended December 31, 2025 and 2024, we recognized $20.3 million and $19.8 million, respectively, of amortization expense for intangible assets. Amortization expense for intangible assets is expected to be approximately $20 million per year for the next five years.

    Intangible assets consisted of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,399)	$24,201
Customer relationships	204,078	(68,614)	135,464
	$231,678	$(72,013)	$159,665

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(2,199)	$25,401
Customer relationships	197,100	(49,474)	147,626
	$224,700	$(51,673)	$173,027

8.    Debt

    Long-term debt consisted of the following:

	December 31, 2025	December 31, 2024
	(thousands)
Revolving credit facility due 2030	$50,000	$—
4.875% senior notes due 2030	400,000	400,000
Asset-based revolving credit facility due 2027	—	—
Asset-based credit facility term loan due 2027	—	50,000
Deferred financing costs	(4,595)	(3,833)
Long-term debt	$445,405	$446,167

    At December 31, 2025, the maturities for the aggregate amount of long-term debt outstanding were as follows (in thousands):

2026	$—
2027	—
2028	—
2029	—
2030	450,000
Thereafter	—

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

Interest rates under the Credit Agreement are based, at our election, on either an Alternate Base Rate, a Term SOFR Rate, or a Daily Simple SOFR Rate (each as defined in the Credit Agreement), each plus an applicable spread based on our net leverage ratio. The frequency of interest payments on borrowings under the Credit Agreement is dependent on the type of borrowing outstanding. In addition, we are required to pay an unused commitment fee on the unused portion of the lending commitments. This fee ranges from 0.20% to 0.30% per annum, dependent upon our Net Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement is secured by a first priority security interest in substantially all of the assets of Boise Cascade Company and the guarantors under the Credit Agreement, except real property and certain other excluded property. The obligations of Boise Cascade Company are required to be guaranteed by all Material Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains customary nonfinancial covenants, including but not limited to, restrictions on new indebtedness, liens, dispositions, certain investments, mergers, swap agreements, restricted payments, and restrictions on affiliate transactions. The Credit Agreement also contains a requirement that our net leverage ratio shall not exceed 3.5:1 as of the last day of any fiscal quarter. The restricted payment covenant includes restrictions on our ability to pay dividends or repurchase stock. Among other carve outs from this provision is one that allows us to pay dividends or repurchase stock without any dollar limitation, so long as both before and immediately after giving effect to such payments, (i) no default exists or would result therefrom and (ii) the net leverage ratio is less than or equal to 3:1.

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

At December 31, 2025, we had $50.0 million outstanding under the Revolver and $4.9 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolver by an equivalent amount. Availability at December 31, 2025 was $395.1 million. During the year ended December 31, 2025, the average interest rate on borrowings outstanding under the Revolver was approximately 5.46%.

Asset-Based Credit Facility and ABL Term Loan

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

Interest Rate Swap

    For information on our interest rate swap, which expired in June 2025, see "Interest Rate Risk" of Note 14, Financial Instrument Risk.

Cash Paid for Interest

    For the years ended December 31, 2025, 2024, and 2023, cash payments for interest were $17.6 million, $20.7 million, and $22.6 million, respectively.

9.    Leases

Lease Costs

    The components of lease expense were as follows:

	Year Ended December 31
	2025	2024	2023
	(thousands)
Operating lease cost	$14,530	$13,690	$13,227
Finance lease cost
Amortization of right-of-use assets	1,774	2,480	2,470
Interest on lease liabilities	1,702	2,147	2,229
Variable lease cost	5,628	5,800	5,429
Short-term lease cost	7,014	5,784	6,149
Sublease income	(234)	(153)	(330)
Total lease cost	$30,414	$29,748	$29,174

Other Information

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31
	2025	2024	2023
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,229	$13,125	$13,472
Operating cash flows from finance leases	1,699	2,128	2,226
Financing cash flows from finance leases	1,441	1,955	1,831
Right-of-use assets obtained in exchange for lease obligations
Operating leases	17,435	5,356	18,147
Finance leases	—	803	—

    Other information related to leases was as follows:

	December 31, 2025	December 31, 2024

Weighted-average remaining lease term (years)
Operating leases	7	7
Finance leases	12	13
Weighted-average discount rate
Operating leases	5.9%	5.9%
Finance leases	8.6%	7.5%

    As of December 31, 2025, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
2026	$13,454	$2,417
2027	12,827	2,462
2028	10,186	2,293
2029	9,212	2,252
2030	7,208	2,019
Thereafter	20,859	15,068
Total future minimum lease payments	73,746	26,511
Less: interest	(13,648)	(9,804)
Total lease obligations	60,098	16,707
Less: current obligations	(10,320)	(1,076)
Long-term lease obligations	$49,778	$15,631

    As of December 31, 2025, the undiscounted future lease payments for an additional lease that has not yet commenced are approximately $26 million. This lease is expected to commence in 2026 with a lease term of 16 years.

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

    We recognize and record the underfunded status of our defined benefit pension plans in "Accrued liabilities, Compensation and benefits" and "Other, Compensation and benefits" on our Consolidated Balance Sheets. At December 31, 2025 and 2024, the total accumulated benefit obligation for all unfunded nonqualified defined benefit pension plans was $1.8 million and $2.2 million, respectively. In addition, we recognize changes in funded status in the year the changes occur through other comprehensive income (loss). For both the years ended December 31, 2025 and 2024, amounts recognized in accumulated other comprehensive loss related to our nonqualified defined benefit pension plans were immaterial. Furthermore, the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to our nonqualified defined pension plans for the years ended December 31, 2025 and 2024 were immaterial.

Defined Contribution Plans

    We sponsor contributory defined contribution savings plans for eligible employees, and we generally provide company contributions to the savings plans. For salaried employees and employees not covered by a collective bargaining agreement who are paid on an hourly basis that are not in an hourly production position within the Wood Products division, we contribute 4% of each participant's eligible compensation to the plan as a nondiscretionary company contribution. In addition, for the years that a performance target is met, we contribute an additional amount of the employee's eligible compensation, depending on company performance and the employee's years of service. During the year ended December 31, 2025, company performance resulted in additional contributions in the range of approximately 1.5% to 3% of eligible compensation. During the years ended December 31, 2024 and 2023, company performance resulted in additional contributions in the range of 2% to 4% of eligible compensation. The company contributions for union and Wood Products production nonunion hourly employees vary by location. Company contributions paid, or to be paid, to our defined contribution savings plans for the years ended December 31, 2025, 2024, and 2023, were $33.2 million, $37.3 million, and $33.5 million, respectively.

Defined Contributory Trust

    We participate in a multiemployer defined contributory trust plan for certain union hourly employees. As of December 31, 2025, 2024, and 2023 approximately 710, 740, and 730, respectively, of our employees participated in this plan. Per the terms of the representative collective bargaining agreements, we were required to contribute 4.5% of the employee's earnings during 2025, 2024, and 2023. Company contributions to the multiemployer defined contributory trust plan were $1.9 million, $2.1 million, and $1.8 million, respectively, for each of the years ended December 31, 2025, 2024, and 2023. After required contributions, we have no further obligation to the plan. The plan and its assets are managed by a joint board of trustees.

Deferred Compensation Plans

    We sponsor deferred compensation plans. Under the plans, participating employees and directors irrevocably elect each year to defer receipt of a portion of their compensation. A participant's account is credited with imputed interest at a rate equal to 130% of Moody's Composite Average of Yields on Corporate Bonds. Participants may receive payment of their deferred compensation plan balance in a lump sum or in monthly installments over a specified period of years either following the termination of their employment with the company or while still employed by the company. The deferred compensation plans are unfunded; therefore, benefits are paid from our general assets.

    For the years ended December 31, 2025, 2024, and 2023, we recognized $2.6 million, $2.4 million, and $2.1 million, respectively, of interest expense related to the plans. At December 31, 2025 and 2024, we had liabilities related to the plans of $4.8 million and $4.5 million, respectively, recorded in "Accrued liabilities, Compensation and benefits" and $32.8 million and $33.0 million, respectively, recorded in "Other, Compensation and benefits" on our Consolidated Balance Sheets.

11.    Long-Term Incentive Compensation Plans

Stock-Based Compensation

    In April 2016, we adopted the 2016 Boise Cascade Omnibus Incentive Plan (2016 Incentive Plan), which was amended and restated as the 2025 Boise Cascade Omnibus Incentive Plan (2025 Incentive Plan) and approved by our stockholders in May 2025. The 2025 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards, cash-based compensation, and performance awards. Directors, officers, and other employees, as well as consultants and advisors, are eligible for grants under the 2025 Incentive Plan. These awards are at the discretion of the compensation committee of our board of directors, and they vest and expire in accordance with terms established at the time of grant. All awards under the 2025 Incentive Plan, other than stock options or stock appreciation rights, are eligible to participate in dividend or dividend equivalent payments, if any, which we accrue to be paid if and when the awards vest. Shares issued pursuant to awards under the 2025 Incentive Plan are from our authorized, but unissued shares. The maximum number of shares approved for grant under the 2025 Incentive Plan is 1.7 million shares less that number of shares granted under awards after December 31, 2024. As of December 31, 2025, 1.5 million shares remained available for future issuance under the 2025 Incentive Plan.

    In 2025, 2024, and 2023, we granted two types of stock-based awards: performance stock units (PSUs) and restricted stock units (RSUs).

    PSU and RSU Awards

    In 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions, at a weighted average grant date fair value of $103.66. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2025, 2026, and 2027. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's 2025 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement.

    In 2024, we granted 60,207 PSUs, at a weighted average grant date fair value of $137.79, to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's ROIC for 2024, 2025, and 2026. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. For the other employees, the PSUs granted were subject to a one-year performance period. During the 2024 performance period, other employees earned 90% of the target based on Boise Cascade's 2024 EBITDA, determined by executive management in accordance with the related grant agreement.

In 2023, we granted 93,282 PSUs, at a weighted average grant date fair value of $69.33, to our officers and other employees, subject to performance and service conditions. The PSUs granted were subject to a one-year performance period. During the 2023 performance period, officers and other employees both earned 200% of the target based on Boise Cascade’s 2023 ROIC and EBITDA, as applicable, determined by our compensation committee and executive management, as applicable, in accordance with the related grant agreements.

    The PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

    In 2025, 2024, and 2023, we granted an aggregate of 100,159, 72,377, and 116,454 RSUs, at a weighted average grant date fair value of $103.36, $137.75, and $69.58, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

    We based the fair value of the PSU and RSU awards on the closing market price of our common stock on the grant date. During the years ended December 31, 2025, 2024, and 2023, the total fair value of PSUs and RSUs vested was $15.8 million, $34.0 million, and $16.8 million, respectively.

    The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the year ended December 31, 2025:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2024	257,024	$86.31	131,797	$104.45
Granted	83,616	103.66	100,159	103.36
Performance condition adjustment (a)	(1,157)	137.79	—	—
Vested	(81,165)	81.15	(70,933)	99.65
Forfeited	(15,998)	91.50	(8,730)	105.37
Outstanding, December 31, 2025	242,320	$93.44	152,293	$105.92
__________________

(a)    Represents total PSUs forfeited during the year ended December 31, 2025, related to below-target achievement of the 2024 performance condition on awards granted to other employees in 2024 described above.

    Compensation Expense

    We record compensation expense over the awards' vesting period and account for share-based award forfeitures as they occur, rather than making estimates of future forfeitures. Any shares not vested are forfeited. We recognize compensation expense for stock awards with performance and service conditions over the requisite service period based on the most probable number of shares expected to vest. We recognize compensation expense for stock awards with only service conditions on a straight-line basis over the requisite service period. Most of our stock-based compensation expense was recorded in "General and administrative expenses" in our Consolidated Statements of Operations. Total stock-based compensation recognized from PSUs and RSUs, net of forfeitures, was as follows:

	Year Ended December 31
	2025	2024	2023
	(thousands)
PSUs	$3,900	$8,401	$9,056
RSUs	8,219	7,085	6,354
Total	$12,119	$15,486	$15,410

    For the years ended December 31, 2025, 2024, and 2023, the related tax benefit was $3.2 million, $3.9 million, and $3.9 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $12.7 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Long-Term Incentive Cash Plan

    In 2025, 2024, and 2023, certain non-executive employees participated in a long-term incentive plan that pays awards in cash (LTI Cash Plan). The LTI Cash Plan provides participants with the opportunity to earn a cash award, half of which is subject to service conditions only, with the other half subject to performance and service conditions. For the performance based cash award, the amount of cash actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade's EBITDA, as approved by executive management in accordance with the related grant agreement. Under the LTI Cash Plan, the award is paid in three equal installments each year after the grant date, with continued employment as a precondition for receipt of each award installment. We recognize compensation expense for cash awards with only service conditions on a straight-line basis over the requisite service period. Cash awards subject to performance conditions are also recognized on a straight-line basis over the requisite service period, based on the most probable amount of cash to be paid subject to achievement of the performance condition.

    In 2025, 2024, and 2023, we recognized $4.7 million, $5.2 million, and $6.0 million, respectively, of LTI Cash Plan expense, which is recorded in "Materials, labor, and other operating expenses (excluding depreciation)," "Selling and distribution expenses," or "General and administrative expenses" in our Consolidated Statements of Operations. During the 2024 and 2023 performance periods, cash awards earned 90% and 200%, respectively, of the target based on Boise Cascade’s 2024 and 2023 EBITDA, respectively, determined by executive management in accordance with the related grant agreements.

12.    Stockholders' Equity

    Our certificate of incorporation has authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of December 31, 2025 and 2024. We had 36,190,433 and 45,138,835 shares of common stock issued and 36,190,433 and 38,182,989 shares of common stock outstanding as of December 31, 2025 and 2024, respectively. Each share of common stock entitles the holder to one vote on matters to be voted on by the stockholders of Boise Cascade.

Dividends

    On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. Our board of directors declared and paid the following dividends during each of the respective quarters for the years ended December 31, 2025, 2024, and 2023:

	Dividends Per Share	Amount Paid
2025		(in thousands)
First Quarter (a)	$0.21	$10,485
Second Quarter	0.21	7,898
Third Quarter	0.22	8,199
Fourth Quarter	0.22	8,042
Total	$0.86	$34,624

2024
First Quarter (a)	$0.20	$11,205
Second Quarter	0.20	7,864
Third Quarter (b)	5.21	201,416
Fourth Quarter	0.21	8,329
Total	$5.82	$228,814

2023
First Quarter (a)	$0.15	$8,258
Second Quarter (c)	3.15	124,709
Third Quarter	0.20	7,918
Fourth Quarter (c)	5.20	205,608
Total	$8.70	$346,493
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

    On February 6, 2026, our board of directors declared a dividend of $0.22 per share on our common stock, payable on March 18, 2026, to stockholders of record on February 23, 2026. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 8, Debt.

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

Stock Repurchase

    On October 30, 2025, our board of directors approved a new share repurchase authorization of $300.0 million of our outstanding common stock, excluding applicable fees and taxes. In connection with this authorization, our board of directors terminated the October 30, 2024 authorization to repurchase an additional 1.4 million shares of our outstanding common stock. Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the share repurchase program will expire. Our board of directors, at its discretion, may increase or decrease the amount authorized or terminate the share repurchase program at any time.

During 2025, our board of directors approved a resolution to retire all outstanding treasury shares previously purchased, as well as a policy to retire all future shares immediately upon repurchase. In accordance with the Company’s policy, the excess cost over par value of retired treasury shares is allocated to retained earnings. Additionally, repurchased shares are subject to a 1% excise tax, which is also allocated to retained earnings. As a result of this resolution, approximately 7 million shares of common stock related to treasury share repurchases made prior to December 31, 2024, were retired.

    During the year ended December 31, 2025, we repurchased and retired 2,101,392 shares at a cost of $181.4 million, or an average of $86.31 per share, exclusive of excise tax. As of December 31, 2025, there was $238.6 million of our common stock that may yet be purchased under the share repurchase program. During the year ended December 31, 2024, we repurchased 1,513,095 shares at a cost of $194.9 million, or an average of $128.81 per share, exclusive of excise tax. During the year ended December 31, 2023, we repurchased 75,678 shares at a cost of $6.4 million, or an average of $84.91 per share, exclusive of excise tax. The shares were purchased with cash on hand and were subsequently retired in accordance with our board-approved policy.

    In January and February 2026, we repurchased and retired 469,284 shares at a cost of approximately $39 million, or an average of $82.95 per share, exclusive of excise tax. Subsequent to these share repurchases, there was approximately $200 million of our outstanding common stock that may yet be purchased under the share repurchase program.

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

Sales

    Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $8.4 million, $10.7 million, and $11.6 million, respectively, during the years ended December 31, 2025, 2024, and 2023. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

    Related-party wood fiber purchases from LTP were $71.4 million, $80.9 million, and $80.2 million, respectively, during the years ended December 31, 2025, 2024, and 2023. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

14.    Financial Instrument Risk

    In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. In 2025, 2024, and 2023, we did not use derivative instruments to manage these risks, except for interest rate swaps as discussed below.

Commodity Price Risk

    A portion of the products we purchase and resell or manufacture and some of our key production inputs are commodities whose price is determined by the market's supply and demand for such products. Price fluctuations in our selling prices and key costs have a significant effect on our financial performance. The markets for most of these commodities are cyclical and are primarily affected by economic uncertainties, industry operating rates, supply-related disruptions, duties, tariffs, transportation constraints or disruptions, net import and export activity, inventory levels in various distribution channels, and seasonal demand patterns.

Interest Rate Risk

    We are exposed to interest rate risk arising from fluctuations in variable-rate SOFR when we have loan amounts outstanding on our revolving credit facility. At December 31, 2025, we had $50.0 million of variable-rate debt outstanding on our revolving credit facility based on Daily Simple SOFR. In addition, we were exposed to interest rate risk arising from fluctuations in variable-rate SOFR on our term loan prior to its repayment in April 2025. To limit the variability of interest payments on our debt, we entered into receive-variable, pay-fixed interest rate swaps to mitigate the variable-rate cash flow exposure with fixed-rate cash flows.

    Our interest rate swap expired in June 2025. Under the interest rate swap, we received one-month SOFR plus a spread adjustment of 0.10% variable interest rate payments and made fixed interest rate payments, thereby fixing the interest rate on $50.0 million of variable rate debt exposure from our term loan. Payments on this interest rate swap, with a notional principal amount of $50.0 million, were due on a monthly basis at an annual fixed rate of 0.41%. The interest rate swap agreement was not designated as a cash flow hedge, and as a result, all changes in the fair value were recognized in "Change in fair value of interest rate swaps" in our Consolidated Statements of Operations rather than through other comprehensive income. At December 31, 2024, the fair value of the interest rate swap agreement was immaterial. The swap was valued based on observable inputs for similar assets and liabilities and other observable inputs for interest rates and yield curves (Level 2 inputs).

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

15.                               Segment Information

    We operate our business using two reportable segments: BMD and Wood Products. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies. For a description of the products sold by our segments, see Note 3, Revenues.

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

    For the year ended December 31, 2025, two customers accounted for 12% and 11% of total sales, respectively, when combining sales from BMD and Wood Products to those customers. For the year ended December 31, 2024, two customers accounted for 12% and 10% of total sales, respectively, when combining sales from BMD and Wood Products to those customers. For the year ended December 31, 2023, one customer accounted for 12% of total sales when combining sales from BMD and Wood Products to that customer. Sales to foreign unaffiliated customers were approximately $118 million, $99 million, and $99 million, respectively, for the years ended December 31, 2025, 2024, and 2023.

    At December 31, 2025, 2024, and 2023, and for the years then ended, long-lived assets located in foreign countries and net sales originating in foreign countries were not material.

    BMD and Wood Products segment sales to external customers, including related parties, by product line are as follows:

	Year Ended December 31
	2025	2024	2023
	(millions)
Building Materials Distribution
Commodity	$2,080.1	$2,207.7	$2,335.7
General line	2,687.4	2,615.7	2,443.2
Engineered wood products	1,173.8	1,343.1	1,399.6
	5,941.3	6,166.5	6,178.5

Wood Products (a)
LVL (b)	47.2	64.0	46.7
I-joists (b)	28.6	41.4	29.6
Other engineered wood products (b)	19.6	27.0	33.4
Plywood and veneer	235.4	281.0	353.2
Lumber	47.5	54.2	86.0
Byproducts	61.1	66.1	85.9
Other	23.9	24.1	25.0
	463.3	557.8	659.7
	$6,404.6	$6,724.3	$6,838.2
___________________________________

(a)Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the years ended December 31, 2025, 2024, and 2023, approximately 75%, 75%, and 78%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Year Ended December 31
	2025	2024	2023
	(thousands)

Building Materials Distribution
Sales	$5,941,297	$6,166,493	$6,178,690

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	5,045,585	5,221,945	5,249,211
Selling and distribution expenses	573,690	551,874	514,513
Other segment items (b)	41,115	39,755	46,805
Depreciation and amortization	58,689	49,534	32,353
	5,719,079	5,863,108	5,842,882

Segment income from operations	$222,218	$303,385	$335,808

Wood Products
Sales	$1,613,441	$1,832,317	$1,932,602

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,457,211	1,446,555	1,432,745
Other segment items (b)	51,938	61,105	64,015
Depreciation and amortization	98,456	93,203	98,710
	1,607,605	1,600,863	1,595,470

Segment income from operations	$5,836	$231,454	$337,132

Reconciliation of sales
Building Materials Distribution	$5,941,297	$6,166,493	$6,178,690
Wood Products	1,613,441	1,832,317	1,932,602
Intersegment eliminations (c)	(1,150,143)	(1,274,516)	(1,273,047)
Total net sales	$6,404,595	$6,724,294	$6,838,245

Reconciliation of income
Building Materials Distribution	$222,218	$303,385	$335,808
Wood Products	5,836	231,454	337,132
Unallocated corporate costs (d)	(44,725)	(44,801)	(48,554)
Income from operations	$183,329	$490,038	$624,386
Interest expense	(21,846)	(24,067)	(25,496)
Interest income	18,766	39,139	48,106
Other unallocated items (e)	(296)	(3,351)	(1,947)
Income before income taxes	$179,953	$501,759	$645,049
__________________

(a)Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our BMD segment are for inventory purchased for resale. "Materials, labor, and other operating expenses (excluding depreciation)" for our Wood Products segment are the costs associated with Wood Products' manufacturing processes, including wood fiber, labor, glues and resins, energy, operating supplies, maintenance materials, freight, and other manufacturing costs.

(b)Other segment items for our BMD segment includes general and administrative expenses and other income (expense). Other segment items for our Wood Products segment includes selling and distribution expenses, general and administrative expenses, and other income (expense).

(c)Primarily represents intersegment sales from our Wood Products segment to our BMD segment. During 2025, 2024, and 2023, approximately 71%, 70%, and 66%, respectively, of Wood Products' overall sales were to our BMD segment.

(d)Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, insurance and legal functions. For the year ended December 31, 2025, unallocated corporate costs include a $1.9 million settlement gain for property damages at one of our distribution facilities.

(e)Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	December 31
	2025	2024
	(thousands)
Assets
Building Materials Distribution	$1,580,239	$1,524,214
Wood Products	1,183,351	1,145,555
Corporate	478,353	699,614
Total assets	$3,241,943	$3,369,383

	Year Ended December 31
	2025	2024	2023
	(thousands)
Capital expenditures
Building Materials Distribution (a)(b)	$104,596	$107,593	$155,724
Wood Products (c)	136,590	121,870	59,360
Corporate	245	106	354
Total capital expenditures	$241,431	$229,569	$215,438
__________________

(a)Capital spending in 2025 for our BMD segment excludes $33.4 million of consideration paid, net of cash acquired, for the Holden Humphrey Acquisition. Capital spending in 2023 for our BMD segment excludes $162.8 million of consideration paid, net of cash acquired, for the BROSCO acquisition. For more information on the Holden Humphrey Acquisition, see Note 6, Acquisitions.

(b)Capital spending in 2025 for our BMD segment includes approximately $17 million to purchase previously leased properties in Chicago, Illinois and Minneapolis, Minnesota. Capital spending in 2024 for our BMD segment includes approximately $25 million to purchase previously leased properties in Westfield, Massachusetts and Chicago, Illinois. Capital spending in 2023 for our BMD segment includes approximately $74 million to purchase facilities in West Palm Beach, Florida and Modesto, California to expand or relocate existing distribution centers, as well as to purchase a facility in Kansas City, Missouri, to house a new door and millwork location.

(c)Capital spending in 2025 and 2024 for our Wood Products segment includes spending on significant modernization projects at our Oakdale, Louisiana veneer and plywood mill, spending to add I-joist production capabilities at our Thorsby, Alabama EWP mill, as well as spending to convert a plywood layup line to a parallel laminated veneer line at our Chapman, Alabama veneer and plywood mill.

16.                               Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

    We have commitments for leases and long-term debt that are discussed further in Note 8, Debt, and Note 9, Leases. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

    We are a party to a number of long-term log supply agreements. At December 31, 2025, our total obligation for log purchases under contracts with third parties was approximately $101 million based on fixed contract pricing or estimated current contractual index pricing for variable contracts. Under certain log supply agreements, we have the right to cancel or reduce our commitments in the event of a mill curtailment or shutdown. Future purchase prices under most of the variable-price agreements will be set quarterly or semiannually based on regional market prices. Our log requirements and our access to supply, as well as the cost of obtaining logs, are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, log availability, and the status of environmental appeals. Except for deposits required pursuant to log supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect.

Legal Proceedings and Contingencies

    We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, employment-related claims, and governmental investigations and audits, among others. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account where applicable indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties. The Company has recorded an accrual with respect to a matter described below, in addition to other immaterial accruals for matters not described below.

    On May 22, 2024, our distribution facility in Pompano, Florida, was put on notice of an investigation by the Department of Homeland Security’s Immigration and Customs Enforcement. The requested information, primarily documentation, related to the importation of certain third-party produced plywood products in accordance with the Lacey Act. Since then, the Company has been cooperating with the federal authorities, including the Department of Justice (“DOJ”), in their investigation. The DOJ has indicated that it is seeking criminal charges under the Lacey Act. We expect to continue to communicate with the DOJ regarding its intentions and possible courses of action in this matter.

    Based on the information available to the Company, including communications with the DOJ, the Company’s best estimate of the probable loss that may result from this action is approximately $6 million, which the Company recorded in other current liabilities and other income and expense in the fourth quarter of 2025. The Company believes that there is at least a reasonable possibility that a loss greater than or less than the amount accrued may be incurred, but the Company is unable to reasonably estimate the amount at this time.

    The Company does not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows; it is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual fiscal quarter or year.

Guarantees

    We provide guarantees, indemnifications, and assurances to others.

    Boise Cascade Company and its subsidiaries (Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C.) act as co-borrowers under our Credit Agreement, described in Note 8, Debt. Their obligations are guaranteed by each of our remaining domestic subsidiaries.

    Boise Cascade has issued $400.0 million of 4.875% senior notes due in 2030. At December 31, 2025, $400.0 million of the 2030 Notes were outstanding. The 2030 Notes are guaranteed by each of Boise Cascade Company's existing and future direct or indirect domestic subsidiaries that is a guarantor or co-borrower under the Credit Agreement. See Note 8, Debt, for more information.

    Boise Cascade issued guarantees to a limited number of trade creditors of one or more of its principal operating subsidiaries, Boise Cascade Building Materials Distribution, L.L.C., and Boise Cascade Wood Products, L.L.C., for trade credit obligations arising in the ordinary course of the business of such operating subsidiaries. These included guarantees of obligations with respect to several facility leases entered into by Boise Cascade Building Materials Distribution, L.L.C. and present and future log agreements of Boise Cascade Wood Products, L.L.C. Boise Cascade's exposure under these agreements is limited to minimum lease payment requirements and future log purchases.

    We enter into a wide range of indemnification arrangements in the ordinary course of business. At December 31, 2025, we are not aware of any material liabilities arising from these indemnifications.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boise Cascade Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

    Customer rebates payable for engineered wood products
As discussed in Note 3 to the consolidated financial statements, the Company records an accrual for estimated rebates payable to third parties. The Company provides engineered wood products (EWP) rebates at various stages of the supply chain (including dealers and homebuilders) as a means to increase sales. EWP rebates are based on the volume of purchases (measured in dollars or units), among other factors such as customer loyalty, conversion, and commitment incentives, as well as temporary protection from price increases. As of December 31, 2025, the Company has recorded $83.5 million of rebates payable to third parties of which $52.2 million represents payables related to EWP rebates.
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
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boise Cascade Company:

Opinion on Internal Control Over Financial Reporting
We have audited Boise Cascade Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2026

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

    Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as identified. As of December 31, 2025, management conducted an assessment of the effectiveness of Boise Cascade's internal control over financial reporting based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded as of December 31, 2025, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
    The Company has an Insider Trading Policy governing the purchase, sale and other dispositions of Company securities by directors, officers, employees, and the Company itself that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy filed as Exhibit 19.1 to this Annual Report on Form 10-K.
    Information with respect to our directors and certain other corporate governance matters is incorporated by reference from the information contained under the sections "Proposal No. 1 - Election of Ten Directors," and "Corporate Governance" in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026, to be filed with the Commission no later than 120 days after December 31, 2025, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference from information contained under the sections "Board Compensation" and "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026, to be filed with the Commission no later than 120 days after December 31, 2025, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item is incorporated herein by reference from information contained under the sections "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026, to be filed with the Commission no later than 120 days after December 31, 2025, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated herein by reference from information contained under the sections "Director Independence" and "Related-Person Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026, to be filed with the Commission no later than 120 days after December 31, 2025, in accordance with General Instruction G(3) to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Our independent registered public accounting firm is KPMG LLP, Boise, ID, Auditor Firm ID: 185.

    The information required by this Item is incorporated herein by reference from information contained under the sections "Audit Committee Report," "Fees Paid to KPMG" and "Policies and Procedures for Preapproval of Audit and Non-Audit Services" in our Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026, to be filed with the Commission no later than 120 days after December 31, 2025, in accordance with General Instruction G(3) to the Form 10-K.

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

–Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023.

–Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.

–Consolidated Balance Sheets as of December 31, 2025 and 2024.

–Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.

–Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023.

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

(b)    See Index to Exhibits

BOISE CASCADE COMPANY

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation of Boise Cascade Company effective May 29, 2020	10-K	001-35805	3.1	2/22/2021

3.2	Amended and Restated Bylaws of Boise Cascade Company effective October 26, 2023	8-K	001-35805	3.2	10/27/2023

3.3	Form of stock certificate of Boise Cascade Company	S-1/A Amend. No. 3	333-184964	4.3	1/23/2013

4.1	Indenture dated July 27, 2020, by and among Boise Cascade Company, the guarantors party thereto and U.S. Bank National Association, as trustee, governing the 4.875% Senior Notes due 2030	10-Q	001-35805	4.1	10/30/2020

4.2	Form of 4.875% Senior Note due 2030 (included as Exhibit 1 to Appendix to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.3	Form of 4.875% Senior Note Guarantee (included as Exhibit A to Exhibit 4.1)	10-Q	001-35805	4.1	10/30/2020

4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Credit Agreement, dated as of April 14, 2025, among Boise Cascade Company, JPMorgan Chase Bank, N.A., as administrative agent and a lender, and the other lenders from time to time party thereto	8-K	001-35805	10.1	4/16/2025

10.2+	Boise Cascade Company Supplemental Pension Plan, as amended through July 31, 2013	S-4	333-191191	10.17	9/16/2013

10.3+	Boise Cascade Company Incentive and Performance Plan, as amended through July 31, 2013	S-4	333-191191	10.21	9/16/2013

10.4+	Boise Cascade Company 2004 Deferred Compensation Plan, as amended and restated as of January 1, 2018	10-K	001-35805	10.18	2/26/2018

10.5+	Boise Cascade Company 2019 Deferred Compensation Plan	10-Q	001-35805	10.1	8/6/2018

10.6+	Boise Cascade Company Directors Deferred Compensation Plan, as amended through October 30, 2013	10-Q	001-35805	10.1	11/14/2013

10.7+	Form of Indemnification Agreement for directors and executive officers	10-K	001-35805	10.23	2/22/2022

10.8+	Boise Cascade Company 2013 Incentive Compensation Plan	8-K	001-35805	10.5	2/13/2013

10.9+	2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	7/28/2016

10.10+	2025 Boise Cascade Omnibus Incentive Plan	8-K	001-35805	10.1	5/5/2025

10.11+	Form of Severance Agreement between Boise Cascade Company and executive officers	10-Q	001-35805	10.2	10/31/2022

10.12+	Form of 2023 Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.1	5/4/2023

10.13+	Form of 2023 Performance Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.2	5/4/2023

10.14+	Form of 2023 Director Restricted Stock Unit Agreement under the Boise Cascade Company 2016 Incentive Compensation Plan	10-Q	001-35805	10.3	5/4/2023

10.15+	Form of 2024 Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	5/6/2024

10.16+	Form of 2024 Performance Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.2	5/6/2024

10.17+	Form of 2024 Director Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.3	5/6/2024

10.18+	Form of 2025 Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.1	5/5/2025

10.19+	Form of 2025 Performance Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.2	5/5/2025

10.20+	Form of 2025 Director Restricted Stock Unit Agreement under the 2016 Boise Cascade Omnibus Incentive Plan	10-Q	001-35805	10.3	5/5/2025

19.1	Insider Trading Policy	10-K	001-35805	19.1	2/20/2025

21.1	List of Subsidiaries of Boise Cascade Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	CEO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	CFO Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1+	Executive Compensation Clawback Policy	10-K	001-35805	97.1	2/20/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+    Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Nathan R. Jorgensen
Nathan R. Jorgensen
Chief Executive Officer

Date:  February 24, 2026

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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