Form 10-Q
period 2026-03-31
BOISE CASCADE Co
filed 2026-05-04
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 35,189,736 shares of the registrant's common stock, $0.01 par value per share, outstanding on April 30, 2026.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2026	2025
	(thousands, except per-share data)
Sales	$1,498,614	$1,536,494

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,255,070	1,276,183
Depreciation and amortization	39,053	37,121
Selling and distribution expenses	150,444	143,648
General and administrative expenses	26,300	24,997
Other (income) expense, net	(38)	26
	1,470,829	1,481,975

Income from operations	27,785	54,519

Foreign currency exchange loss	(241)	—
Pension expense (excluding service costs)	(30)	(33)
Interest expense	(6,019)	(5,312)
Interest income	2,937	5,510
Change in fair value of interest rate swaps	—	(490)
	(3,353)	(325)

Income before income taxes	24,432	54,194
Income tax provision	(6,590)	(13,846)
Net income	$17,842	$40,348

Weighted average common shares outstanding:
Basic	35,909	38,017
Diluted	36,020	38,215

Net income per common share:
Basic	$0.50	$1.06
Diluted	$0.50	$1.06

Dividends declared per common share	$0.22	$0.21

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31
	2026	2025
	(thousands)
Net income	$17,842	$40,348
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $3 and $2, respectively	7	6
Other comprehensive income, net of tax	7	6
Comprehensive income	$17,849	$40,354

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025
	(thousands)
ASSETS
Current
Cash and cash equivalents	$338,667	$477,215
Receivables
Trade, less allowances of $5,659 and $5,618	461,012	315,944
Related parties	283	86
Other	28,941	24,698
Inventories	877,795	795,724
Prepaid expenses and other	27,544	40,751
Total current assets	1,734,242	1,654,418

Property and equipment, net	1,155,967	1,157,261
Operating lease right-of-use assets	52,971	55,980
Finance lease right-of-use assets	41,772	11,825
Timber deposits	7,501	8,058
Goodwill	185,386	185,384
Intangible assets, net	154,405	159,665
Deferred income taxes	2,913	3,041
Other assets	6,467	6,311
Total assets	$3,341,624	$3,241,943

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	March 31, 2026	December 31, 2025
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$428,963	$254,622
Related parties	2,194	915
Accrued liabilities
Compensation and benefits	93,429	103,066
Interest payable	5,285	10,176
Other	97,159	124,297
Total current liabilities	627,030	493,076

Debt
Long-term debt, net	448,148	445,405

Other
Compensation and benefits	35,462	39,354
Operating lease liabilities, net of current portion	46,602	49,778
Finance lease liabilities, net of current portion	44,828	15,631
Deferred income taxes	104,574	105,551
Other long-term liabilities	19,047	18,270
	250,513	228,584

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 35,503 and 36,190 shares issued, respectively	355	362
Additional paid-in capital	568,433	571,220
Accumulated other comprehensive loss	(469)	(476)
Retained earnings	1,447,614	1,503,772
Total stockholders' equity	2,015,933	2,074,878
Total liabilities and stockholders' equity	$3,341,624	$3,241,943

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2026	2025
	(thousands)
Cash provided by (used for) operations
Net income	$17,842	$40,348
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	39,923	37,960
Stock-based compensation	3,458	3,757
Deferred income taxes	(895)	741
Change in fair value of interest rate swaps	—	490
Other	(16)	(788)
Decrease (increase) in working capital
Receivables	(139,930)	(129,683)
Inventories	(82,071)	(118,138)
Prepaid expenses and other	(3,242)	(3,786)
Accounts payable and accrued liabilities	144,745	127,935
Income taxes payable	6,918	11,654
Other	(2,714)	1,034
Net cash used for operations	(15,982)	(28,476)

Cash provided by (used for) investment
Expenditures for property and equipment	(39,824)	(53,205)
Acquisitions of businesses and facilities	(2)	—
Proceeds from sales of assets and other	353	980
Net cash used for investment	(39,473)	(52,225)

Cash provided by (used for) financing
Repurchase of common stock	(65,513)	(53,884)
Dividends paid on common stock	(10,370)	(10,485)
Tax withholding payments on stock-based awards	(6,244)	(5,907)
Other	(966)	(502)
Net cash used for financing	(83,093)	(70,778)

Net decrease in cash and cash equivalents	(138,548)	(151,479)

Balance at beginning of the period	477,215	713,260

Balance at end of the period	$338,667	$561,781

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(thousands)
Balance at December 31, 2025	36,190	$362	$571,220	$(476)	$1,503,772	$2,074,878
Net income					17,842	17,842
Other comprehensive income				7		7
Common stock issued	144	1				1
Repurchase of common stock	(831)	(8)			(66,042)	(66,050)
Stock-based compensation			3,458			3,458
Common stock dividends ($0.22 per share)					(7,958)	(7,958)
Tax withholding payments on stock-based awards			(6,244)			(6,244)
Other			(1)			(1)
Balance at March 31, 2026	35,503	$355	$568,433	$(469)	$1,447,614	$2,015,933

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

Consolidation

The accompanying quarterly consolidated financial statements have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the financial position, results of operations, cash flows, and stockholders' equity for the interim periods presented. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. The quarterly consolidated financial statements include the accounts of Boise Cascade and its subsidiaries after elimination of intercompany balances and transactions. Quarterly results are not necessarily indicative of results that may be expected for the full year. These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our 2025 Form 10-K and the other reports we file with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

Accounting Policies

The complete summary of significant accounting policies is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our BMD segment, costs related to shipping and handling of $64.6 million and $60.2 million for the three months ended March 31, 2026 and 2025, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the most likely amount to be paid and recorded as a decrease in "Sales." At March 31, 2026 and December 31, 2025, we had $53.7 million and $83.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At March 31, 2026 and December 31, 2025, we had $11.7 million and $17.4 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	March 31, 2026	December 31, 2025
	(thousands)
Finished goods and work in process	$772,532	$672,173
Logs	38,593	57,309
Other raw materials and supplies	66,670	66,242
	$877,795	$795,724

Property and Equipment

Property and equipment consisted of the following asset classes:

	March 31, 2026	December 31, 2025
	(thousands)
Land	$104,393	$98,267
Buildings	440,544	430,204
Improvements	83,612	82,568
Mobile equipment, information technology, and office furniture	326,703	322,907
Machinery and equipment	1,133,194	1,130,806
Construction in progress	105,046	99,340
	2,193,492	2,164,092
Less: accumulated depreciation	(1,037,525)	(1,006,831)
	$1,155,967	$1,157,261

At March 31, 2026 and December 31, 2025, we had $3.7 million and $13.5 million, respectively, of accrued purchases of property and equipment.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of March 31, 2026 and December 31, 2025, we held $324.5 million and $448.7 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At March 31, 2026 and December 31, 2025, the book value of our fixed-rate senior notes for each period was $400.0 million, and the fair value was estimated to be $392.8 million and $395.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate senior notes. We estimated the fair value of our fixed-rate senior notes using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR). Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At March 31, 2026, receivables from two customers accounted for approximately 16% and 10% of total receivables. At December 31, 2025, receivables from these two customers accounted for approximately 16% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

New and Recently Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosure of specified costs and expenses in the notes to financial statements, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU on the disclosures related to our consolidated financial statements.

There were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements and associated disclosures.

Reclassifications

Certain amounts in prior year's consolidated financial statements have been reclassified to conform with current year's presentation, none of which were considered material.

3.    Income Taxes

For the three months ended March 31, 2026 and 2025, we recorded $6.6 million and $13.8 million, respectively, of income tax expense and had an effective tax rate of 27.0% and 25.5%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the three months ended March 31, 2026 and 2025, cash paid for taxes, net of refunds received, was $0.6 million and $1.5 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31
	2026	2025
	(thousands, except per-share data)
Net income	$17,842	$40,348
Weighted average common shares outstanding during the period (for basic calculation)	35,909	38,017
Dilutive effect of other potential common shares	111	198
Weighted average common shares and potential common shares (for diluted calculation)	36,020	38,215

Net income per common share - Basic	$0.50	$1.06
Net income per common share - Diluted	$0.50	$1.06

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares of common stock in the three months ended March 31, 2026 and an insignificant number of shares of common stock in the three months ended March 31, 2025. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2025	$59,218	$126,166	$185,384
Measurement period adjustments (a)	2	—	2
Balance at March 31, 2026	$59,220	$126,166	$185,386
___________________________________

(a)    Represents a measurement period adjustment related to the acquisition of Holden Humphrey in fourth quarter 2025. For additional information on the acquisition, see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

At March 31, 2026 and December 31, 2025, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions, which are amortized over their useful life. For the three months ended March 31, 2026 and 2025 we recognized $5.3 million and $5.1 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,699)	$23,901
Customer relationships	204,078	(73,574)	130,504
	$231,678	$(77,273)	$154,405

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,399)	$24,201
Customer relationships	204,078	(68,614)	135,464
	$231,678	$(72,013)	$159,665

6.    Debt

Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
	(thousands)
Revolving credit facility due 2030	$50,000	$50,000
4.875% senior notes due 2030	400,000	400,000
4% promissory note due 2031	2,483	—
Deferred financing costs	(4,335)	(4,595)
Long-term debt	$448,148	$445,405

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

Interest rates under the Credit Agreement are based, at our election, on either an Alternate Base Rate, a Term SOFR Rate, or a Daily Simple SOFR Rate (each as defined in the Credit Agreement), each plus an applicable spread based on our Net Leverage Ratio (as defined in the Credit Agreement). The frequency of interest payments on borrowings under the Credit Agreement is dependent on the type of borrowing outstanding. In addition, we are required to pay an unused commitment fee on the unused portion of the lending commitments. This fee ranges from 0.20% to 0.30% per annum, dependent upon our Net Leverage Ratio.

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

At both March 31, 2026 and December 31, 2025, we had $50.0 million outstanding under the Revolver and $4.9 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolver by an equivalent amount. Availability at March 31, 2026 was $395.1 million. During the three months ended March 31, 2026, the average interest rate on borrowings outstanding under the Revolver was approximately 4.91%.

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

Cash Paid for Interest

For the three months ended March 31, 2026 and 2025, cash payments for interest were $10.0 million and $9.2 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended March 31
	2026	2025
	(thousands)
Operating lease cost	$3,669	$3,416
Finance lease cost
Amortization of right-of-use assets	439	600
Interest on lease liabilities	448	503
Variable lease cost	1,344	1,492
Short-term lease cost	1,915	1,693
Sublease income	(7)	(53)
Total lease cost	$7,808	$7,651

Other Information

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31
	2026	2025
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,666	$3,365
Operating cash flows from finance leases	447	502
Financing cash flows from finance leases	316	502
Right-of-use assets obtained in exchange for lease obligations
Operating leases	2,954	318
Finance leases	30,386	—

Other information related to leases was as follows:

	March 31, 2026	December 31, 2025

Weighted-average remaining lease term (years)
Operating leases	6	7
Finance leases	14	12
Weighted-average discount rate
Operating leases	5.8%	5.9%
Finance leases	6.9%	8.6%

As of March 31, 2026, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2026	$10,031	$3,789
2027	13,121	5,141
2028	10,251	5,038
2029	9,330	5,066
2030	7,327	4,904
Thereafter	19,324	49,119
Total future minimum lease payments	69,384	73,057
Less: interest	(12,350)	(26,279)
Total lease obligations	57,034	46,778
Less: current obligations	(10,432)	(1,950)
Long-term lease obligations	$46,602	$44,828

As of March 31, 2026, undiscounted future lease payments for an additional lease that has not yet commenced are approximately $26 million. This lease is expected to commence in the second half of 2026 with a lease term of approximately 16 years.

8.    Stock-Based Compensation

During the three months ended March 31, 2026 and 2025, we granted two types of stock-based awards: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the three months ended March 31, 2026, we granted 91,368 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2026, 2027, and 2028. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2026 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. During the three months ended March 31, 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions. For both periods, the PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the three months ended March 31, 2026 and 2025, we granted an aggregate of 111,613 and 98,327 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. The RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the three months ended March 31, 2026 and 2025, the total fair value of PSUs and RSUs vested was $17.2 million and $15.7 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the three months ended March 31, 2026:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2025	242,320	$93.44	152,293	$105.92
Granted	91,368	82.74	111,613	82.74
Performance condition adjustment (a)	(5,357)	103.66	—	—
Vested	(124,740)	72.13	(83,311)	101.18
Outstanding, March 31, 2026	203,591	$101.42	180,595	$93.78
_______________________________

(a)    Represents total PSUs forfeited during the three months ended March 31, 2026, related to below-target achievement of the 2025 performance condition on awards granted to other employees in 2025. During the 2025 performance period, other employees earned 63% of the target based on Boise Cascade's 2025 EBITDA, determined by executive management, in accordance with the related grant agreement.

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

	Three Months Ended March 31
	2026	2025
	(thousands)
PSUs	$1,266	$1,832
RSUs	2,192	1,925
Total	$3,458	$3,757

The related tax benefit for the three months ended March 31, 2026 and 2025, was $0.9 million and $1.0 million, respectively. As of March 31, 2026, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $25.2 million. This expense is expected to be recognized over a weighted-average period of 2.2 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the three months ended March 31, 2026 and 2025, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On April 30, 2026, our board of directors declared a quarterly dividend of $0.22 per share on our common stock, payable on June 17, 2026, to stockholders of record on June 1, 2026. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

During the three months ended March 31, 2026, we repurchased and retired 830,751 shares at a cost of $65.5 million, or an average of $78.86 per share, exclusive of excise tax. The shares were purchased with cash on hand and were retired in accordance with our board-approved policy. As of March 31, 2026, there was $173.1 million of our outstanding common stock that may yet be purchased under the share repurchase program. During the three months ended March 31, 2025, we repurchased 482,700 shares with cash on hand at a cost of $53.9 million, or an average of $111.63 per share, exclusive of excise tax.

In April 2026, we repurchased and retired 312,894 shares at a cost of approximately $25 million, or an average of $79.91 per share, exclusive of excise tax. Subsequent to these share repurchases, there was approximately $148 million of our outstanding common stock that may yet be purchased under the share repurchase program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.1 million and $1.6 million, respectively, during the three months ended March 31, 2026 and 2025. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $18.0 million and $14.8 million, respectively, during the three months ended March 31, 2026 and 2025. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.    Segment Information

We operate our business using two reportable segments: BMD and Wood Products. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

    BMD and Wood Products segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended March 31
	2026	2025
	(millions)
Building Materials Distribution
General line	$625.0	$599.7
Commodity	492.8	516.9
Engineered wood products	271.1	290.5
	1,388.9	1,407.1

Wood Products (a)
LVL (b)	10.4	16.7
I-joists (b)	4.8	11.2
Other engineered wood products (b)	2.1	6.8
Plywood and veneer	59.2	59.8
Lumber	12.2	12.7
Byproducts	15.4	15.7
Other	5.6	6.4
	109.7	129.4
	$1,498.6	$1,536.5
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the three months ended March 31, 2026 and 2025, approximately 77% and 73%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31
	2026	2025
	(thousands)
Building Materials Distribution
Sales	$1,388,948	$1,407,116

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,189,236	1,200,940
Selling and distribution expenses	141,274	133,099
Other segment items (b)	10,213	10,298
Depreciation and amortization	15,283	14,362
	1,356,006	1,358,699

Segment income from operations	$32,942	$48,417

Wood Products
Sales	$398,204	$415,845

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	352,985	362,246
Other segment items (b)	13,262	13,404
Depreciation and amortization	23,465	22,486
	389,712	398,136

Segment income from operations	$8,492	$17,709

Reconciliation of sales
Building Materials Distribution	$1,388,948	$1,407,116
Wood Products	398,204	415,845
Intersegment eliminations (c)	(288,538)	(286,467)
Total net sales	$1,498,614	$1,536,494

Reconciliation of income
Building Materials Distribution	$32,942	$48,417
Wood Products	8,492	17,709
Unallocated corporate costs (d)	(13,649)	(11,607)
Income from operations	$27,785	$54,519
Interest expense	(6,019)	(5,312)
Interest income	2,937	5,510
Other unallocated items (e)	(271)	(523)
Income before income taxes	$24,432	$54,194
___________________________________

(a)    Substantially all costs included in "Materials, labor, and other operating expenses (excluding depreciation)" for our BMD segment are for inventory purchased for resale. "Materials, labor, and other operating expenses (excluding depreciation)" for our Wood Products segment are the costs associated with Wood Products' manufacturing processes, including wood fiber, labor, glues and resins, energy, operating supplies, maintenance materials, freight, and other manufacturing costs.

(b)    Other segment items for our BMD segment includes general and administrative expenses and other income (expense). Other segment items for our Wood Products segment includes selling and distribution expenses, general and administrative expenses, and other income (expense).

(c)    Primarily represents intersegment sales from our Wood Products segment to our BMD segment.

(d)    Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, insurance and legal functions. For the three months ended March 31, 2026, unallocated corporate costs includes $1.8 million of estimated insurance losses related to a fire at our Florien plywood facility.

(e)    Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	March 31, 2026	December 31, 2025
	(thousands)
Assets
Building Materials Distribution	$1,801,868	$1,580,239
Wood Products	1,187,743	1,183,351
Corporate	352,013	478,353
Total assets	$3,341,624	$3,241,943

	Three Months Ended March 31
	2026	2025
	(thousands)
Capital expenditures
Building Materials Distribution (a)	$22,911	$22,431
Wood Products	16,663	30,689
Corporate	250	85
Total capital expenditures	$39,824	$53,205
___________________________________

(a)    2026 capital expenditures for BMD is reported net of a $2.5 million promissory note, which partially funded the purchase of our previously leased distribution facility in Boise, Idaho.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of March 31, 2026, there have been no material changes to the above commitments disclosed in the 2025 Form 10-K.

Legal Proceedings and Contingencies

We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, employment-related claims, and governmental investigations and audits, among others. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account, where applicable, indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties. The Company has recorded an accrual with respect to a matter described below, in addition to other immaterial accruals for matters not described below.

On May 22, 2024, our distribution facility in Pompano, Florida, was put on notice of an investigation by the Department of Homeland Security’s Immigration and Customs Enforcement. The requested information, primarily documentation, related to the importation of certain third-party produced plywood products in accordance with the Lacey Act. On April 27, 2026, the Company and the Department of Justice ("DOJ") entered into a plea agreement under which the Company pled guilty to one felony count under the Lacey Act and agreed, among other things, to pay a fine of approximately $6.4 million and serve five years' probation. The plea agreement was accepted by the U.S. District Court for the Southern District of Florida and the matter concluded on the same day. The fine was previously recorded in other current liabilities and other (income) and expense, net, during fourth quarter 2025.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2026, there have been no material changes to the guarantees disclosed in the 2025 Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Understanding Our Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes in "Item 1. Financial Statements" of this Form 10-Q, as well as our 2025 Form 10-K. The following discussion includes statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements include, without limitation, any statement that may predict, indicate, or imply future results, performance, or achievements and may contain the words "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Item 1A. Risk Factors" in our 2025 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission (the SEC). We do not assume an obligation to update any forward-looking statement. Our future actual results may differ materially from those contained in or implied by any of the forward-looking statements in this Form 10-Q.

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

Executive Overview

We recorded income from operations of $27.8 million during the three months ended March 31, 2026, compared with income from operations of $54.5 million during the three months ended March 31, 2025. In our BMD segment, income decreased $15.5 million to $32.9 million for the three months ended March 31, 2026, from $48.4 million for the three months ended March 31, 2025. The decrease in segment income was driven by increased selling and distribution expenses of $8.2 million, as well as a $6.5 million gross margin decrease, resulting primarily from lower gross margins on all product lines, particularly EWP. In our Wood Products segment, income decreased $9.2 million to $8.5 million for the three months ended March 31, 2026, from $17.7 million for the three months ended March 31, 2025. The decrease in segment income was primarily due to lower EWP sales prices, as well as higher per-unit EWP conversion costs. These decreases in segment income were offset partially by lower per-unit OSB costs, as well as higher plywood sales volumes and sales prices. These changes are discussed further in "Our Operating Results" below.

We ended first quarter 2026 with $338.7 million of cash and cash equivalents and $395.1 million of undrawn committed bank line availability, for total available liquidity of $733.8 million. We had $452.5 million of outstanding debt at March 31, 2026. We used $138.5 million of cash during the three months ended March 31, 2026, to fund seasonal working capital increases, capital spending, share repurchases, and dividends paid on our common stock. A further description of our cash sources and uses for the three-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we purchase and distribute, as well as the products we manufacture, is closely tied to new residential construction, residential repair-and-remodeling activity, and light commercial construction. Residential construction, particularly new single-family construction, remains a key demand driver for the products we distribute and manufacture. The operating environment during the first quarter of 2026 presented a mix of opportunities and challenges. For much of the quarter, mortgage rates declined to their lowest levels in over three years. However, recent geopolitical turmoil has led to volatility in treasury and mortgage rates alike, casting unpredictability on the remainder of the spring selling season. Consumer sentiment and home affordability challenges persist as the most prominent headwinds to residential construction activity. In addition, home builders are responding to the cautious demand environment with thoughtful approaches to starts, home sizes, location, and inventory. Long-term demand drivers for residential construction, including generational tailwinds and an undersupply of housing units, remain strong, while elevated levels of homeowner equity and an aging U.S. housing stock support robust repair-and-remodel spending and reinforce the industry’s solid fundamentals.

Our distribution business, which purchases and resells a diverse range of products, experiences opportunities for increased sales and margins during periods of rising prices, while periods of declining prices may present challenges. Future product pricing, particularly for commodity products we distribute and manufacture, is expected to remain dynamic, influenced by economic and geopolitical conditions, input costs, industry operating rates, supply disruptions, duties, tariffs, cost and availability of transportation, inventory levels, and seasonal demand patterns. We will continue to monitor end market demand signals and align production rates and inventory stocking positions accordingly.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2025 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025
	(millions)
Sales	$1,498.6	$1,536.5

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,255.1	1,276.2
Depreciation and amortization	39.1	37.1
Selling and distribution expenses	150.4	143.6
General and administrative expenses	26.3	25.0
Other (income) expense, net	—	—
	1,470.8	1,482.0

Income from operations	$27.8	$54.5

	(percentage of sales)
Sales	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	83.7%	83.1%
Depreciation and amortization	2.6	2.4
Selling and distribution expenses	10.0	9.3
General and administrative expenses	1.8	1.6
Other (income) expense, net	—	—
	98.1%	96.5%

Income from operations	1.9%	3.5%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix and gross margin information for our BMD segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025
	(thousands)
U.S. Housing Starts (a)
Single-family	216.3	228.8
Multi-family	106.1	89.0
	322.4	317.8

	(thousands)
Segment Sales
Building Materials Distribution	$1,388,948	$1,407,116
Wood Products	398,204	415,845
Intersegment eliminations	(288,538)	(286,467)
Total sales	$1,498,614	$1,536,494

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
General line	45.0%	42.6%
Commodity	35.5%	36.7%
Engineered wood products	19.5%	20.7%

Gross margin percentage (b)	14.4%	14.7%

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	4.6	4.6
I-joists (equivalent lineal feet)	52	55
Plywood (sq. ft.) (3/8" basis)	373	363

Wood Products	(dollars per unit)
Average Net Selling Prices
LVL (cubic foot)	$24.22	$26.09
I-joists (1,000 equivalent lineal feet)	1,700	1,833
Plywood (1,000 sq. ft.) (3/8" basis)	343	341
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

Sales

For the three months ended March 31, 2026, total sales decreased $37.9 million, or 2%, to $1,498.6 million from $1,536.5 million during the three months ended March 31, 2025. As described below, the decrease in sales was driven by the changes in sales prices and volumes for the products we distribute and manufacture with single-family residential construction activity being the key demand driver for our sales. In first quarter 2026, total U.S. housing starts increased 1% while single-family housing starts decreased 5%, compared with the same period in 2025. Average composite panel and average composite lumber prices for the three months ended March 31, 2026 were 15% and 5% lower, respectively, than in the same period in the prior year, as reflected by Random Lengths composite panel and composite lumber pricing.

Building Materials Distribution.  Sales decreased $18.2 million, or 1%, to $1,388.9 million for the three months ended March 31, 2026, from $1,407.1 million for the three months ended March 31, 2025. Compared with the same quarter in the prior year, the overall decrease in sales was driven by net sales price decreases of 3%, offset partially by net sales volume increases of 2%. By product line, general line product sales increased 4%, or $25.4 million; commodity sales decreased 5%, or $24.1 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 7%, or $19.5 million.

Wood Products.  Sales, including sales to our BMD segment, decreased $17.6 million, or 4%, to $398.2 million for the three months ended March 31, 2026, from $415.8 million for the three months ended March 31, 2025. The decrease in sales was driven by lower sales prices of 7% for both LVL and I-joists (collectively referred to as EWP), resulting in decreased sales of $8.5 million and $6.9 million, respectively. Additionally, sales volumes for I-joists and LVL decreased by 5% and 1%, respectively, resulting in decreased sales of $5.1 million and $1.4 million, respectively. These decreases were offset partially by higher plywood sales volumes and sales prices of 3% and 1%, respectively, resulting in increased sales of $4.5 million.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) decreased $21.1 million, or 2%, to $1,255.1 million for the three months ended March 31, 2026, compared with $1,276.2 million during the same period in the prior year. In BMD, the decrease in materials, labor, and other operating expenses was driven by lower purchased materials costs as a result of lower prices, offset partially by increased sales volumes, compared with first quarter 2025. However, materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our BMD segment increased 30 basis points, driven by lower margin percentages on general line and EWP products. In our Wood Products segment, materials, labor, and other operating expenses decreased due to reduced purchases of external veneer for our Alexandria EWP mill, as operations resumed at our Oakdale veneer and plywood mill following planned downtime to complete significant mill modernization projects in 2025. Additionally, lower per-unit costs of OSB (used in the manufacture of I-joists), lower other manufacturing costs, and decreased EWP sales volumes contributed to the decrease in MLO. These decreases were offset partially by higher labor costs compared with first quarter 2025. However, the MLO rate in our Wood Products segment increased by 150 basis points, primarily as the result of lower EWP sales prices and volumes, which resulted in decreased leveraging of costs.

Depreciation and amortization expense increased $1.9 million, or 5%, to $39.1 million for the three months ended March 31, 2026, compared with $37.1 million during the same period in the prior year. The increase was primarily due to acquisition and organic growth in our BMD segment and the recent investments at our Oakdale veneer and plywood mill.

Selling and distribution expenses increased $6.8 million, or 5%, to $150.4 million for the three months ended March 31, 2026, compared with $143.6 million during the same period in the prior year. The increase was due to higher employee-related expenses of $4.9 million, as well as higher shipping and handling costs of $2.3 million.

General and administrative expenses increased $1.3 million, or 5%, to $26.3 million for the three months ended March 31, 2026, compared with $25.0 million for the same period in the prior year. The increase was due primarily to higher employee-related expenses.

Income From Operations

Income from operations decreased $26.7 million to $27.8 million for the three months ended March 31, 2026, compared with $54.5 million for the three months ended March 31, 2025.

Building Materials Distribution.  Segment income decreased $15.5 million to $32.9 million for the three months ended March 31, 2026, from $48.4 million for the three months ended March 31, 2025. The decrease in segment income was driven by increased selling and distribution expenses of $8.2 million, as well as a $6.5 million gross margin decrease, resulting from lower gross margins on all product lines, particularly EWP.

Wood Products.  Segment income decreased $9.2 million to $8.5 million for the three months ended March 31, 2026, from $17.7 million for the three months ended March 31, 2025. The decrease in segment income was primarily due to lower EWP sales prices, as well as higher per-unit EWP conversion costs. These decreases in segment income were offset partially by lower per-unit OSB costs, as well as higher plywood sales volumes and sales prices. Additionally, operations resumed at our Oakdale veneer and plywood mill following planned downtime in 2025 to complete significant mill modernization projects, which provided a favorable impact on per-unit conversion costs.

Corporate.  Unallocated corporate expenses increased $2.0 million to $13.6 million for the three months ended March 31, 2026, from $11.6 million for the same period in the prior year. The increase was primarily due to the absorption of approximately $1.8 million of estimated insurance losses related to a fire at our Florien plywood facility in first quarter 2026, in accordance with our self-insured risk retention program.

Other

Interest Income.  Interest income decreased $2.6 million to $2.9 million for the three months ended March 31, 2026, from $5.5 million for the same period in the prior year. The decrease was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

Income Tax Provision

For the three months ended March 31, 2026 and 2025, we recorded $6.6 million and $13.8 million, respectively, of income tax expense and had an effective tax rate of 27.0% and 25.5%, respectively. For both periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended first quarter 2026 with $338.7 million of cash and cash equivalents and $452.5 million of debt. At March 31, 2026, we had $733.8 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $138.5 million during the three months ended March 31, 2026, as we used cash to fund seasonal working capital increases, capital spending, share repurchases, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the three-month comparative periods are noted below.

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

	Three Months Ended March 31
	2026	2025
	(thousands)
Net cash used for operations	$(15,982)	$(28,476)
Net cash used for investment	(39,473)	(52,225)
Net cash used for financing	(83,093)	(70,778)

Operating Activities

For the three months ended March 31, 2026, our operating activities used $16.0 million of cash, compared with $28.5 million of cash used in the same period in 2025. The $12.5 million decrease in cash used for operations was due primarily to a lesser year-over-year increase in working capital, offset partially by a decrease in income from operations. Working capital increased $80.5 million during the three months ended March 31, 2026, compared with a $123.7 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 26% and 18%, comparing sales for the months of March 2026 and 2025 with sales for the months of December 2025 and 2024, respectively. Inventories increased during the three months ended March 31, 2026 in preparation for the spring building season, as well as participation in certain BMD vendors' early-buy programs. These higher inventory levels were offset partially by the use of log inventory to support manufacturing activity in our Wood Products segment. Inventories increased during the three months ended March 31, 2025 in preparation for the spring building season, as well as participation in certain BMD vendors' early-buy programs. During both the three months ended March 31, 2026 and 2025, the increase in accounts payable and accrued liabilities was primarily related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee incentive compensation payouts made during the quarter and lower accrued rebates.

Investment Activities

During the three months ended March 31, 2026 and 2025, we used $39.8 million and $53.2 million, respectively, of cash for purchases of property and equipment, including business improvement and efficiency projects, replacement projects, and ongoing environmental compliance.

Excluding potential acquisitions, we expect capital expenditures in 2026 to total approximately $150 million to $170 million. We expect our capital spending in 2026 will be for BMD growth projects, business improvement and efficiency projects, replacement projects, and ongoing environmental compliance. This level of capital expenditures could increase or decrease as a result of several factors, including efforts to further accelerate organic growth, exercise of lease purchase options, our financial results, future economic conditions, availability of engineering and construction resources, and timing and availability of equipment purchases.

Financing Activities

During the three months ended March 31, 2026, our financing activities used $83.1 million of cash, including $65.5 million for the repurchase of 830,751 shares of our common stock, $10.4 million in common stock dividend payments, and $6.2 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2026, non-cash investing and financing activities included the issuance of a $2.5 million promissory note to partially finance a property purchase. During the three months ended March 31, 2026, we did not borrow under our revolving credit facility. At March 31, 2026, we had $50.0 million of borrowings outstanding under the revolving credit facility.

During the three months ended March 31, 2025, our financing activities used $70.8 million of cash, including $53.9 million for the repurchase of 482,700 shares of our common stock, $10.5 million in common stock dividend payments, and $5.9 million of tax withholding payments on stock-based awards. During the three months ended March 31, 2025, we did not borrow under our asset-based revolving credit facility.

For more information related to our debt transactions and structure, our dividend policy, and our stock repurchase program, see the discussion in Note 6, Debt, and Note 9, Stockholders' Equity, respectively, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. As of March 31, 2026, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2025.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of March 31, 2026, there have been no material changes to the guarantees disclosed in our 2025 Form 10-K.

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

Employees

As of April 26, 2026, we had approximately 7,660 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of April 26, 2026, we had ten collective bargaining agreements. One agreement covering approximately 70 employees at our Canadian EWP facility is set to expire on December 31, 2026. The terms and conditions of this agreement will remain in effect after expiration, pending negotiation of a new agreement.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of March 31, 2026, there have been no material changes to financial market risks disclosed in our 2025 Form 10-K.

Environmental

As of March 31, 2026, there have been no material changes to environmental issues disclosed in our 2025 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. At March 31, 2026, there have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

New and Recently Adopted Accounting Standards

For information related to new and recently adopted accounting standards, see New and Recently Adopted Accounting Standards in Note 2, Summary of Significant Accounting Policies, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" in this Form 10-Q.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings Disclosures of Financial Market Risks and Financial Instruments in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. As of March 31, 2026, there have been no material changes in our exposure to market risk from those disclosed in our 2025 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, employment-related claims, and governmental investigations and audits, among others. As of the date of this filing, we do not believe that we are party to any legal action that could reasonably be expected to have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows. See Note 12, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q for a discussion of material legal proceedings in which we are involved.

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

ITEM 1A.       RISK FACTORS

This report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, projected capital expenditures, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. You should review carefully the risk factors listed in "Item 1A. Risk Factors" in our 2025 Form 10-K, as well as those factors listed in other documents we file with the Securities and Exchange Commission. We do not assume an obligation to update any forward-looking statement.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 30, 2025, our board of directors approved a share repurchase authorization of $300.0 million of our outstanding common stock, excluding applicable fees and taxes. Share repurchases may be made on an opportunistic basis, through open market transactions, privately negotiated transactions, or by other means in accordance with applicable federal securities laws. We are not obligated to purchase any shares and there is no set date that the share repurchase program will expire. Our board of directors, at its discretion, may increase or decrease the amount authorized or terminate the share repurchase program at any time.

Set forth below is information with respect to the purchases of our common stock during the first quarter ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share (exclusive of applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	308,891	$80.93	308,891	$213,645,628
February 1, 2026 - February 28, 2026	160,393	86.78	160,393	199,726,089
March 1, 2026 - March 31, 2026	361,467	73.53	361,467	173,148,336
Total	830,751	$78.84	830,751	$173,148,336

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended March 31, 2026, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.          EXHIBITS

Number	Description

10.1	Form of 2026 Restricted Stock Unit Agreement under the 2025 Boise Cascade Omnibus Incentive Plan

10.2	Form of 2026 Performance Stock Unit Agreement under the 2025 Boise Cascade Omnibus Incentive Plan

10.3	Form of 2026 Director Restricted Stock Unit Agreement under the 2025 Boise Cascade Omnibus Incentive Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE COMPANY

/s/ Kelly E. Hibbs
Kelly E. Hibbs Senior Vice President, Chief Financial Officer and Treasurer

Date:  May 4, 2026