Form 10-Q
period 2026-06-30
BOISE CASCADE Co
filed 2026-08-03
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 34,891,351 shares of the registrant's common stock, $0.01 par value per share, outstanding on July 31, 2026.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands, except per-share data)
Sales	$1,831,335	$1,740,114	$3,329,949	$3,276,608

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,503,462	1,441,459	2,758,532	2,717,642
Depreciation and amortization	42,714	37,409	81,767	74,530
Selling and distribution expenses	173,787	161,815	324,231	305,463
General and administrative expenses	27,266	26,470	53,566	51,467
Other (income) expense, net	130	(7,569)	92	(7,543)
	1,747,359	1,659,584	3,218,188	3,141,559

Income from operations	83,976	80,530	111,761	135,049

Foreign currency exchange gain (loss)	(420)	1,093	(661)	1,093
Pension expense (excluding service costs)	(30)	(32)	(60)	(65)
Interest expense	(7,106)	(5,183)	(13,125)	(10,495)
Interest income	2,152	4,623	5,089	10,133
Change in fair value of interest rate swaps	—	(435)	—	(925)
	(5,404)	66	(8,757)	(259)

Income before income taxes	78,572	80,596	103,004	134,790
Income tax provision	(21,230)	(18,611)	(27,820)	(32,457)
Net income	$57,342	$61,985	$75,184	$102,333

Weighted average common shares outstanding:
Basic	35,212	37,682	35,559	37,848
Diluted	35,227	37,795	35,616	37,999

Net income per common share:
Basic	$1.63	$1.64	$2.11	$2.70
Diluted	$1.63	$1.64	$2.11	$2.69

Dividends declared per common share	$0.22	$0.21	$0.44	$0.42

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands)
Net income	$57,342	$61,985	$75,184	$102,333
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $2, $2, $5, and $4, respectively	7	6	14	12
Other comprehensive income, net of tax	7	6	14	12
Comprehensive income	$57,349	$61,991	$75,198	$102,345

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025
	(thousands)
ASSETS
Current
Cash and cash equivalents	$304,818	$477,215
Receivables
Trade, less allowances of $5,534 and $5,618	507,063	315,944
Related parties	332	86
Other	23,663	24,698
Inventories	927,284	795,724
Prepaid expenses and other	37,138	40,751
Total current assets	1,800,298	1,654,418

Property and equipment, net	1,142,641	1,157,261
Operating lease right-of-use assets	50,491	55,980
Finance lease right-of-use assets	40,953	11,825
Timber deposits	9,754	8,058
Goodwill	185,239	185,384
Intangible assets, net	149,296	159,665
Deferred income taxes	2,757	3,041
Other assets	6,843	6,311
Total assets	$3,388,272	$3,241,943

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	June 30, 2026	December 31, 2025
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$421,159	$254,622
Related parties	2,781	915
Accrued liabilities
Compensation and benefits	112,090	103,066
Interest payable	10,161	10,176
Other	118,129	124,297
Total current liabilities	664,320	493,076

Debt
Long-term debt, net	448,408	445,405

Other
Compensation and benefits	35,986	39,354
Operating lease liabilities, net of current portion	43,934	49,778
Finance lease liabilities, net of current portion	44,297	15,631
Deferred income taxes	105,769	105,551
Other long-term liabilities	19,893	18,270
	249,879	228,584

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 34,929 and 36,190 shares issued, respectively	349	362
Additional paid-in capital	571,816	571,220
Accumulated other comprehensive loss	(462)	(476)
Retained earnings	1,453,962	1,503,772
Total stockholders' equity	2,025,665	2,074,878
Total liabilities and stockholders' equity	$3,388,272	$3,241,943

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2026	2025
	(thousands)
Cash provided by (used for) operations
Net income	$75,184	$102,333
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	83,543	76,341
Stock-based compensation	6,841	7,010
Deferred income taxes	397	2,778
Change in fair value of interest rate swaps	—	925
Other	(50)	(11,116)
Decrease (increase) in working capital, net of acquisitions
Receivables	(190,298)	(133,103)
Inventories	(131,560)	(115,661)
Prepaid expenses and other	(4,862)	(7,750)
Accounts payable and accrued liabilities	184,299	86,242
Income taxes payable	9,004	(2,677)
Other	(6,157)	(628)
Net cash provided by operations	26,341	4,694

Cash provided by (used for) investment
Expenditures for property and equipment	(63,315)	(132,257)
Acquisitions of businesses and facilities	(135)	—
Proceeds from sales of assets and other	454	10,152
Net cash used for investment	(62,996)	(122,105)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	50,000
Payments of long-term debt, including revolving credit facility	—	(50,000)
Repurchase of common stock	(109,984)	(87,746)
Dividends paid on common stock	(18,078)	(18,383)
Tax withholding payments on stock-based awards	(6,244)	(5,939)
Payments of deferred financing costs	—	(1,819)
Other	(1,436)	(943)
Net cash used for financing	(135,742)	(114,830)

Net decrease in cash and cash equivalents	(172,397)	(232,241)

Balance at beginning of the period	477,215	713,260

Balance at end of the period	$304,818	$481,019

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(thousands)
Balance at December 31, 2025	36,190	$362	$571,220	$(476)	$1,503,772	$2,074,878
Net income					17,842	17,842
Other comprehensive income				7		7
Common stock issued	144	1				1
Repurchase of common stock	(831)	(8)			(66,042)	(66,050)
Stock-based compensation			3,458			3,458
Common stock dividends ($0.22 per share)					(7,958)	(7,958)
Tax withholding payments on stock-based awards			(6,244)			(6,244)
Other			(1)			(1)
Balance at March 31, 2026	35,503	$355	$568,433	$(469)	$1,447,614	$2,015,933
Net income					57,342	57,342
Other comprehensive income				7		7
Repurchase of common stock	(574)	(6)			(43,191)	(43,197)
Stock-based compensation			3,383			3,383
Common stock dividends ($0.22 per share)					(7,803)	(7,803)
Balance at June 30, 2026	34,929	$349	$571,816	$(462)	$1,453,962	$2,025,665

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our BMD segment, costs related to shipping and handling of $76.7 million and $68.9 million for the three months ended June 30, 2026 and 2025, respectively, and $141.4 million and $129.2 million for the six months ended June 30, 2026 and 2025, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the most likely amount to be paid and recorded as a decrease in "Sales." At June 30, 2026 and December 31, 2025, we had $79.0 million and $83.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At June 30, 2026 and December 31, 2025, we had $13.7 million and $17.4 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	June 30, 2026	December 31, 2025
	(thousands)
Finished goods and work in process	$813,946	$672,173
Logs	45,086	57,309
Other raw materials and supplies	68,252	66,242
	$927,284	$795,724

Property and Equipment

Property and equipment consisted of the following asset classes:

	June 30, 2026	December 31, 2025
	(thousands)
Land	$104,393	$98,267
Buildings	450,671	430,204
Improvements	83,397	82,568
Mobile equipment, information technology, and office furniture	330,362	322,907
Machinery and equipment	1,190,691	1,130,806
Construction in progress	53,132	99,340
	2,212,646	2,164,092
Less: accumulated depreciation	(1,070,005)	(1,006,831)
	$1,142,641	$1,157,261

At June 30, 2026 and December 31, 2025, we had $3.0 million and $13.5 million, respectively, of accrued purchases of property and equipment.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of June 30, 2026 and December 31, 2025, we held $276.2 million and $448.7 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At June 30, 2026 and December 31, 2025, the book value of our fixed-rate senior notes for each period was $400.0 million, and the fair value was estimated to be $392.4 million and $395.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate senior notes. We estimated the fair value of our fixed-rate senior notes using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR). Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At both June 30, 2026 and December 31, 2025, receivables from two customers accounted for approximately 16% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

For the three and six months ended June 30, 2026, we recorded $21.2 million and $27.8 million, respectively, of income tax expense and had an effective tax rate of 27.0% in both periods. For the three and six months ended June 30, 2025, we recorded $18.6 million and $32.5 million, respectively, of income tax expense and had an effective tax rate of 23.1% and 24.1%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

During the six months ended June 30, 2026 and 2025, cash paid for taxes, net of refunds received, was $18.5 million and $32.1 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands, except per-share data)
Net income	$57,342	$61,985	$75,184	$102,333
Weighted average common shares outstanding during the period (for basic calculation)	35,212	37,682	35,559	37,848
Dilutive effect of other potential common shares	15	113	57	151
Weighted average common shares and potential common shares (for diluted calculation)	35,227	37,795	35,616	37,999

Net income per common share - Basic	$1.63	$1.64	$2.11	$2.70
Net income per common share - Diluted	$1.63	$1.64	$2.11	$2.69

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.2 million shares of common stock in both the three and six months ended June 30, 2026, and 0.1 million shares of common stock in both the three and six months ended June 30, 2025. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2025	$59,218	$126,166	$185,384
Measurement period adjustments (a)	(145)	—	(145)
Balance at June 30, 2026	$59,073	$126,166	$185,239
___________________________________

(a)    Represents measurement period adjustments related to the acquisition of Holden Humphrey in fourth quarter 2025. For additional information on the acquisition, see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

At June 30, 2026 and December 31, 2025, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions, which are amortized over their useful life. For both the three months ended June 30, 2026 and 2025 we recognized $5.1 million of amortization expense for intangible assets. For the six months ended June 30, 2026 and 2025 we recognized $10.4 million and $10.2 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,999)	$23,601
Customer relationships	204,078	(78,383)	125,695
	$231,678	$(82,382)	$149,296

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,399)	$24,201
Customer relationships	204,078	(68,614)	135,464
	$231,678	$(72,013)	$159,665

6.    Debt

Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
	(thousands)
Revolving credit facility due 2030	$50,000	$50,000
4.875% senior notes due 2030	400,000	400,000
4% promissory note due 2031	2,483	—
Deferred financing costs	(4,075)	(4,595)
Long-term debt	$448,408	$445,405

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

At both June 30, 2026 and December 31, 2025, we had $50.0 million outstanding under the Revolver and $4.9 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolver by an equivalent amount. Availability at June 30, 2026 was $395.1 million. During the six months ended June 30, 2026, the average interest rate on borrowings outstanding under the Revolver was approximately 4.89%.

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

Cash Paid for Interest

For the six months ended June 30, 2026 and 2025, cash payments for interest were $11.2 million and $8.1 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands)
Operating lease cost	$3,306	$3,605	$6,975	$7,021
Finance lease cost
Amortization of right-of-use assets	819	545	1,258	1,145
Interest on lease liabilities	787	493	1,235	996
Variable lease cost	1,446	1,414	2,790	2,906
Short-term lease cost	1,573	1,592	3,488	3,285
Sublease income	(13)	(64)	(20)	(117)
Total lease cost	$7,918	$7,585	$15,726	$15,236

Other Information

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30
	2026	2025
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,957	$6,797
Operating cash flows from finance leases	1,233	995
Financing cash flows from finance leases	786	943
Right-of-use assets obtained in exchange for lease obligations
Operating leases	2,954	8,885
Finance leases	30,386	—

Other information related to leases was as follows:

	June 30, 2026	December 31, 2025

Weighted-average remaining lease term (years)
Operating leases	6	7
Finance leases	14	12
Weighted-average discount rate
Operating leases	5.8%	5.9%
Finance leases	6.9%	8.6%

As of June 30, 2026, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2026	$6,741	$2,532
2027	13,121	5,141
2028	10,251	5,038
2029	9,330	5,066
2030	7,327	4,904
Thereafter	19,324	49,119
Total future minimum lease payments	66,094	71,800
Less: interest	(11,559)	(25,492)
Total lease obligations	54,535	46,308
Less: current obligations	(10,601)	(2,011)
Long-term lease obligations	$43,934	$44,297

As of June 30, 2026, undiscounted future lease payments for an additional lease that has not yet commenced are approximately $26 million. This lease is expected to commence in the second half of 2026 with a lease term of approximately 16 years.

8.    Stock-Based Compensation

During the six months ended June 30, 2026 and 2025, we granted two types of stock-based awards: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the six months ended June 30, 2026, we granted 91,368 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2026, 2027, and 2028. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2026 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. During the six months ended June 30, 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions. For both periods, the PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the six months ended June 30, 2026 and 2025, we granted an aggregate of 112,187 and 99,025 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. For both periods, the RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the six months ended June 30, 2026 and 2025, the total fair value of PSUs and RSUs vested was $17.3 million and $15.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the six months ended June 30, 2026:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2025	242,320	$93.44	152,293	$105.92
Granted	91,368	82.74	112,187	82.72
Performance condition adjustment (a)	(5,357)	103.66	—	—
Vested	(124,740)	72.13	(83,967)	101.03
Forfeited	(1,551)	90.63	(4,981)	85.96
Outstanding, June 30, 2026	202,040	$101.50	175,532	$93.99
_______________________________

(a)    Represents total PSUs forfeited during the six months ended June 30, 2026, related to below-target achievement of the 2025 performance condition on awards granted to other employees in 2025. During the 2025 performance period, other employees earned 63% of the target based on Boise Cascade's 2025 EBITDA, determined by executive management, in accordance with the related grant agreement.

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

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands)
PSUs	$1,122	$1,194	$2,388	$3,026
RSUs	2,261	2,059	4,453	3,984
Total	$3,383	$3,253	$6,841	$7,010

The related tax benefit for the six months ended June 30, 2026 and 2025, was $1.8 million and $1.9 million, respectively. As of June 30, 2026, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $21.2 million. This expense is expected to be recognized over a weighted-average period of 2.0 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the six months ended June 30, 2026 and 2025, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On July 30, 2026, our board of directors declared a quarterly dividend of $0.23 per share on our common stock, payable on September 16, 2026, to stockholders of record on September 1, 2026. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

During third quarter 2025, our board of directors approved a resolution to retire all outstanding treasury shares previously purchased, as well as a policy to retire all future shares immediately upon repurchase. In accordance with the Company’s policy, the excess cost over par value of retired shares is allocated to retained earnings. Repurchased shares are subject to a 1% excise tax, which is also allocated to retained earnings.

During the six months ended June 30, 2026, we repurchased and retired 1,404,815 shares at a cost of $108.3 million, or an average of $77.08 per share, exclusive of excise tax. The shares were purchased with cash on hand and were retired in accordance with our board-approved policy. As of June 30, 2026, there was $130.4 million of our outstanding common stock that may yet be purchased under the share repurchase program. During the six months ended June 30, 2025, we repurchased 837,352 shares with cash on hand at a cost of $86.0 million, or an average of $102.72 per share, exclusive of excise tax.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.6 million and $2.2 million, respectively, during the three months ended June 30, 2026 and 2025, and $4.7 million and $3.8 million, respectively, during the six months ended June 30, 2026 and 2025. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $21.4 million and $17.9 million, respectively, during the three months ended June 30, 2026 and 2025, and $39.4 million and $32.8 million, respectively, during the six months ended June 30, 2026 and 2025. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.    Segment Information

We operate our business using two reportable segments: BMD and Wood Products. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

    BMD and Wood Products segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(millions)
Building Materials Distribution
General line	$796.3	$733.7	$1,421.3	$1,333.5
Commodity	590.5	551.8	1,083.3	1,068.7
Engineered wood products	310.7	329.4	581.8	619.9
	1,697.4	1,614.9	3,086.4	3,022.0

Wood Products (a)
LVL (b)	14.2	14.3	24.6	31.0
I-joists (b)	6.9	8.7	11.7	19.9
Other engineered wood products (b)	3.0	5.7	5.1	12.5
Plywood and veneer	72.7	61.6	131.9	121.4
Lumber	13.4	12.6	25.6	25.2
Byproducts	15.7	15.8	31.1	31.5
Other	8.0	6.5	13.6	13.0
	133.9	125.2	243.6	254.6
	$1,831.3	$1,740.1	$3,329.9	$3,276.6
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the six months ended June 30, 2026 and 2025, approximately 77% and 74%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands)
Building Materials Distribution
Sales	$1,697,494	$1,614,915	$3,086,442	$3,022,031

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,439,101	1,365,755	2,628,337	2,566,695
Selling and distribution expenses	161,674	150,865	302,948	283,964
Other segment items (b)	11,097	6,447	21,310	16,745
Depreciation and amortization	15,505	13,815	30,788	28,177
	1,627,377	1,536,882	2,983,383	2,895,581

Segment income from operations	$70,117	$78,033	$103,059	$126,450

Wood Products
Sales	$459,603	$447,235	$857,807	$863,080

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	390,877	398,451	743,862	760,697
Other segment items (b)	16,355	11,492	29,617	24,896
Depreciation and amortization	26,718	23,316	50,183	45,802
	433,950	433,259	823,662	831,395

Segment income from operations	$25,653	$13,976	$34,145	$31,685

Reconciliation of sales
Building Materials Distribution	$1,697,494	$1,614,915	$3,086,442	$3,022,031
Wood Products	459,603	447,235	857,807	863,080
Intersegment eliminations (c)	(325,762)	(322,036)	(614,300)	(608,503)
Total net sales	$1,831,335	$1,740,114	$3,329,949	$3,276,608

Reconciliation of income
Building Materials Distribution	$70,117	$78,033	$103,059	$126,450
Wood Products	25,653	13,976	34,145	31,685
Unallocated corporate costs (d)	(11,794)	(11,479)	(25,443)	(23,086)
Income from operations	$83,976	$80,530	$111,761	$135,049
Interest expense	(7,106)	(5,183)	(13,125)	(10,495)
Interest income	2,152	4,623	5,089	10,133
Other unallocated items (e)	(450)	626	(721)	103
Income before income taxes	$78,572	$80,596	$103,004	$134,790
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

(d)    Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, insurance and legal functions. For the six months ended June 30, 2026, unallocated corporate costs includes $1.8 million of estimated insurance losses related to a fire at our Florien veneer and plywood facility.

(e)    Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	June 30, 2026	December 31, 2025
	(thousands)
Assets
Building Materials Distribution	$1,863,419	$1,580,239
Wood Products	1,204,452	1,183,351
Corporate	320,401	478,353
Total assets	$3,388,272	$3,241,943

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands)
Capital expenditures
Building Materials Distribution (a)	$8,192	$39,588	$31,103	$62,019
Wood Products	15,154	39,358	31,817	70,047
Corporate	145	106	395	191
Total capital expenditures	$23,491	$79,052	$63,315	$132,257
___________________________________

(a)    For the six months ended June 30, 2026, capital expenditures for BMD is reported net of a $2.5 million promissory note, which partially funded the purchase of our previously leased distribution facility in Boise, Idaho.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of June 30, 2026, there have been no material changes to the above commitments disclosed in the 2025 Form 10-K.

Legal Proceedings and Contingencies

We are a party to legal proceedings that arise in the ordinary course of our business, including commercial liability claims, premises claims, environmental claims, employment-related claims, and governmental investigations and audits, among others. In accordance with accounting guidance, the Company establishes an accrual for legal proceedings if and when those matters present loss contingencies that are both probable and reasonably estimable. There may be actual losses in excess of amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss (taking into account, where applicable, indemnification arrangements concerning suppliers and insurers) and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but monitors for developments that make the contingency both probable and reasonably estimable. In each case, there is a reasonable possibility that a loss may be incurred, including a loss in excess of the applicable accrual. For matters where no accrual has been recorded, the possible loss or range of loss (including any loss in excess of the accrual) cannot, in the Company's view, be reasonably estimated because, among other things: the remedies or penalties sought are indeterminate or unspecified; the legal and/or factual theories are not well developed; and/or the matters involve complex or novel legal theories or a large number of parties. The Company recorded an accrual with respect to a matter described below, in addition to other immaterial accruals for matters not described below.

On May 22, 2024, our distribution facility in Pompano, Florida, was put on notice of an investigation by the Department of Homeland Security’s Immigration and Customs Enforcement. The requested information, primarily documentation, related to the importation of certain third-party produced plywood products in accordance with the Lacey Act. On April 27, 2026, the Company and the Department of Justice ("DOJ") entered into a plea agreement under which the Company pled guilty to one felony count under the Lacey Act and agreed, among other things, to pay a fine of approximately $6.4 million and serve five years' probation. The plea agreement was accepted by the U.S. District Court for the Southern District of Florida and the matter concluded on the same day. The fine was recorded in other current liabilities and other (income) and expense, net, during fourth quarter 2025, and was paid during the second quarter of 2026.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2026, there have been no material changes to the guarantees disclosed in the 2025 Form 10-K.

13.    Subsequent Events

On July 13, 2026, the Company received a notice of termination, to be effective August 12, 2026, of the commercial distribution relationship between Trex Company, Inc. (Trex) and the Company. For the 12-month period ended June 30, 2026, approximately 9% of the Company's total revenue was derived from the commercial distribution relationship with Trex.

Effective as of July 31, 2026, our wholly-owned subsidiary, Boise Cascade Building Materials Distribution, L.L.C. (BMD), entered into a Distribution Agreement (the Distribution Agreement) with James Hardie Building Products Inc. (James Hardie), a wholly-owned subsidiary of James Hardie Industries plc, for an initial 10-year term. Pursuant to the Distribution Agreement, Boise Cascade will be the sole full-line national distributor of James Hardie's complete portfolio of exterior building products, including TimberTech® decking and railing that will serve as the replacement for displaced Trex products.

The Company is currently evaluating the net impact of the Trex termination notice and the Distribution Agreement on our future results of operations, cash flows, and financial position, including, among other factors, the timing and extent of any transition-related impacts. As of the date of this filing, the Company is unable to reasonably estimate the impact on our future results of operations, cash flows, and financial position for future periods because the assessment depends upon unknown factors and will evolve as the Distribution Agreement is implemented.

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

Executive Overview

We recorded income from operations of $84.0 million during the three months ended June 30, 2026, compared with income from operations of $80.5 million during the three months ended June 30, 2025. In our BMD segment, income decreased $7.9 million to $70.1 million for the three months ended June 30, 2026, from $78.0 million for the three months ended June 30, 2025. The decrease in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $10.8 million and $1.7 million, respectively. Additionally, segment income in second quarter 2025 benefited from a $3.8 million gain on the sale of a non-operating property. These decreases in segment income were offset partially by a gross margin increase of $9.2 million, resulting from higher gross margins on commodity and general line products, which were offset partially by lower gross margins on EWP. In our Wood Products segment, income increased $11.7 million to $25.7 million for the three months ended June 30, 2026, from $14.0 million for the three months ended June 30, 2025. The increase in segment income was primarily due to higher plywood sales prices and sales volumes, as well as lower per-unit OSB costs. These increases in segment income were offset partially by lower EWP sales prices and higher per-unit conversion costs. Additionally, segment income in second quarter 2025 benefited from a $3.9 million gain on the sale of a non-operating property. These changes are discussed further in "Our Operating Results" below.

We ended second quarter 2026 with $304.8 million of cash and cash equivalents and $395.1 million of undrawn committed bank line availability, for total available liquidity of $699.9 million. We had $452.5 million of outstanding debt at June 30, 2026. We used $172.4 million of cash during the six months ended June 30, 2026, to fund seasonal working capital increases, capital spending, share repurchases, and dividends paid on our common stock. A further description of our cash sources and uses for the six-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we purchase and distribute, as well as the products we manufacture, depends primarily on new single-family residential construction, with additional demand driven by new multi-family residential construction, residential repair-and-remodeling, and light commercial activity. During the second quarter, the operating environment remained uneven and competitive. Ongoing geopolitical uncertainty, volatile Treasury yields and mortgage rates, and persistent inflation continue to weigh on the macroeconomic outlook. Against this backdrop, residential construction remains subdued, as affordability constraints and low consumer sentiment pressure market conditions. In response, homebuilders have relied on incentives to stimulate demand while maintaining discipline around starts and spec inventory. Beyond near-term volatility, long-term residential construction fundamentals remain constructive, supported by generational tailwinds and an undersupplied housing market. High homeowner equity and an aging U.S. housing stock support sustained repair-and-remodel spending and reinforce the industry’s solid underlying demand drivers.

Our distribution business, which purchases and resells a diverse range of products, may benefit from rising prices through increased sales and margins, while periods of declining prices may present challenges. Future product pricing, particularly for commodity products we distribute and manufacture, is expected to remain dynamic, influenced by economic and geopolitical conditions, input costs, industry operating rates, supply disruptions, duties, tariffs, cost and availability of transportation, inventory levels, and seasonal demand patterns. We will continue to monitor end market demand signals and align production rates and inventory stocking positions accordingly.

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

•the termination of the distribution relationship with our former composite decking supplier and our ability to execute a successful transition to our new third-party supplier for composite decking;

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2025 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(millions)
Sales	$1,831.3	$1,740.1	$3,329.9	$3,276.6

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,503.5	1,441.5	2,758.5	2,717.6
Depreciation and amortization	42.7	37.4	81.8	74.5
Selling and distribution expenses	173.8	161.8	324.2	305.5
General and administrative expenses	27.3	26.5	53.6	51.5
Other (income) expense, net	0.1	(7.6)	0.1	(7.5)
	1,747.4	1,659.6	3,218.2	3,141.6

Income from operations	$84.0	$80.5	$111.8	$135.0

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	82.1%	82.8%	82.8%	82.9%
Depreciation and amortization	2.3	2.1	2.5	2.3
Selling and distribution expenses	9.5	9.3	9.7	9.3
General and administrative expenses	1.5	1.5	1.6	1.6
Other (income) expense, net	—	(0.4)	—	(0.2)
	95.4%	95.4%	96.6%	95.9%

Income from operations	4.6%	4.6%	3.4%	4.1%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix and gross margin information for our BMD segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(thousands)
U.S. Housing Starts (a)
Single-family	252.7	263.9	466.7	492.7
Multi-family	119.1	110.6	229.0	199.6
	371.8	374.5	695.7	692.3

	(thousands)
Segment Sales
Building Materials Distribution	$1,697,494	$1,614,915	$3,086,442	$3,022,031
Wood Products	459,603	447,235	857,807	863,080
Intersegment eliminations	(325,762)	(322,036)	(614,300)	(608,503)
Total sales	$1,831,335	$1,740,114	$3,329,949	$3,276,608

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
General line	46.9%	45.4%	46.1%	44.1%
Commodity	34.8%	34.2%	35.1%	35.4%
Engineered wood products	18.3%	20.4%	18.8%	20.5%

Gross margin percentage (b)	15.2%	15.4%	14.8%	15.1%

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	5.3	5.5	9.9	10.1
I-joists (equivalent lineal feet)	61	62	113	117
Plywood (sq. ft.) (3/8" basis)	368	356	741	718

Wood Products	(dollars per unit)
Average Net Selling Prices
LVL (cubic foot)	$24.10	$25.22	$24.16	$25.62
I-joists (1,000 equivalent lineal feet)	1,679	1,801	1,689	1,816
Plywood (1,000 sq. ft.) (3/8" basis)	393	342	368	341
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

Sales

For the three months ended June 30, 2026, total sales increased $91.2 million, or 5%, to $1,831.3 million from $1,740.1 million during the three months ended June 30, 2025. For the six months ended June 30, 2026, total sales increased $53.3 million, or 2%, to $3,329.9 million from $3,276.6 million for the same period in the prior year. As described below, the change in sales in both periods was driven by the changes in sales prices and volumes for the products we distribute and manufacture, with single-family residential construction activity being the key demand driver for our sales. In second quarter 2026, total U.S. housing starts and single-family housing starts decreased 1% and 4%, respectively, compared with the same period in 2025. On a year-to-date basis through June 2026, total U.S. housing starts were flat, while single-family housing starts decreased 5% compared to the same period in 2025. Average composite lumber prices for the three and six months ended June 30, 2026 were 8% and 2% higher, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite lumber pricing. Average composite panel prices for the three and six months ended June 30, 2026 were 1% and 8% lower, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite panel pricing.

Building Materials Distribution.  Sales increased $82.6 million, or 5%, to $1,697.5 million for the three months ended June 30, 2026, from $1,614.9 million for the three months ended June 30, 2025. The overall increase in sales was driven by net sales volume and net sales price increases of 4% and 1%, respectively. By product line, general line product sales increased 9%, or $62.7 million; commodity sales increased 7%, or $38.6 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) decreased 6%, or $18.7 million.

During the six months ended June 30, 2026, sales increased $64.4 million, or 2%, to $3,086.4 million from $3,022.0 million for the same period in the prior year. The overall increase in sales was driven by net sales volume increases of 3%, offset partially by net sales price decreases of 1%. By product line, general line product sales increased 7%, or $87.9 million; commodity sales increased 1%, or $14.6 million; and sales of EWP decreased 6%, or $38.1 million.

Wood Products.  Sales, including sales to our BMD segment, increased $12.4 million, or 3%, to $459.6 million for the three months ended June 30, 2026, from $447.2 million for the three months ended June 30, 2025. The increase in sales was driven by higher plywood sales prices and sales volumes of 15% and 3%, respectively, resulting in increased sales of $18.8 million and $4.1 million, respectively. These increases were offset partially by lower sales prices for I-joists and LVL (collectively referred to as EWP) of 7% and 4%, respectively, resulting in decreased sales of $7.5 million and $5.9 million, respectively. Additionally, EWP sales volumes decreased by 2%, resulting in decreased sales of $5.3 million.

For the six months ended June 30, 2026, sales, including sales to our BMD segment, decreased $5.3 million, or 1%, to $857.8 million from $863.1 million for the same period in the prior year. The decrease in sales was driven by lower sales prices for LVL and I-joists of 6% and 7%, respectively, resulting in decreased sales of $14.5 million and $14.4 million, respectively. Additionally, sales volumes for I-joists and LVL decreased by 3% and 2%, respectively, resulting in decreased sales of $6.9 million and $4.9 million, respectively. These decreases were offset partially by higher plywood sales prices and sales volumes of 8% and 3%, respectively, resulting in increased sales of $19.7 million and $7.7 million, respectively.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $62.0 million, or 4%, to $1,503.5 million for the three months ended June 30, 2026, compared with $1,441.5 million during the same period in the prior year. In BMD, the increase in materials, labor, and other operating expenses was driven by increased sales volumes compared with second quarter 2025. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our BMD segment increased 20 basis points, driven by lower margin percentages on general line products and EWP, offset partially by higher margin percentages on commodity products. In our Wood Products segment, materials, labor, and other operating expenses decreased primarily due to lower per-unit costs of OSB (used in the manufacture of I-joists) and decreased EWP sales volumes. These decreases were offset partially by higher labor costs compared with second quarter 2025. The MLO rate in our Wood Products segment decreased by 410 basis points, primarily as the result of higher plywood sales prices and sales volumes.

For the six months ended June 30, 2026, materials, labor, and other operating expenses (excluding depreciation) increased $40.9 million, or 2%, to $2,758.5 million, compared with $2,717.6 million in the same period in the prior year. In BMD, the increase in materials, labor, and other operating expenses was driven by increased sales volumes, compared with the first six months of 2025. The BMD segment MLO rate increased 30 basis points, driven by lower margin percentages on general line products and EWP, offset partially by higher margin percentages on commodity products. In our Wood Products segment, materials, labor, and other operating expenses decreased primarily due to lower per-unit costs of OSB and decreased EWP sales volumes. Additionally, reduced purchases of external veneer for our Alexandria EWP mill contributed to the decrease in MLO, as operations resumed at our Oakdale veneer and plywood mill following planned downtime to complete significant mill modernization projects in 2025. These decreases were offset partially by higher labor costs compared with the first six months of 2025. The MLO rate in our Wood Products segment decreased by 140 basis points, primarily as the result of higher plywood sales prices and sales volumes.

Depreciation and amortization expense increased $5.3 million, or 14%, to $42.7 million for the three months ended June 30, 2026, compared with $37.4 million during the same period in the prior year. For the six months ended June 30, 2026, these expenses increased $7.2 million, or 10%, to $81.8 million, compared with $74.5 million in the same period in the prior year. The increase in both periods was primarily due to recent investments in support of our EWP capabilities in our Wood Products segment, as well as organic growth and a fourth quarter 2025 acquisition in our BMD segment.

Selling and distribution expenses increased $12.0 million, or 7%, to $173.8 million for the three months ended June 30, 2026, compared with $161.8 million during the same period in the prior year. The increase was due primarily to higher shipping and handling costs of $6.2 million, as well as higher employee-related expenses of $5.6 million. For the six months ended June 30, 2026, selling and distribution expenses increased $18.8 million, or 6%, to $324.2 million, compared with $305.5 million during the same period in 2025. The increase was primarily a result of higher employee-related expenses of $10.5 million, as well as higher shipping and handling costs of $8.5 million.

General and administrative expenses increased $0.8 million, or 3%, to $27.3 million for the three months ended June 30, 2026, compared with $26.5 million for the same period in the prior year. For the six months ended June 30, 2026, general and administrative expenses increased $2.1 million, or 4%, to $53.6 million, compared with $51.5 million during the same period in 2025. The increase in both periods was due primarily to higher employee-related expenses and incentive compensation expense.

For the three and six months ended June 30, 2025, other (income) expense, net was $7.6 million and $7.5 million of income, respectively. For both periods, the income primarily relates to gains on the sale of non-operating properties in our Wood Products and BMD segments.

Income From Operations

Income from operations increased $3.4 million to $84.0 million for the three months ended June 30, 2026, compared with $80.5 million for the three months ended June 30, 2025. Income from operations decreased $23.3 million to $111.8 million for the six months ended June 30, 2026, compared with $135.0 million for the six months ended June 30, 2025.

Building Materials Distribution.  Segment income decreased $7.9 million to $70.1 million for the three months ended June 30, 2026, from $78.0 million for the three months ended June 30, 2025. The decrease in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $10.8 million and $1.7 million, respectively. Additionally, segment income in second quarter 2025 benefited from a $3.8 million gain on the sale of a non-operating property. These decreases in segment income were offset partially by a gross margin increase of $9.2 million, resulting from higher gross margins on commodity and general line products, which were offset partially by lower gross margins on EWP.

For the six months ended June 30, 2026, segment income decreased $23.4 million to $103.1 million from $126.5 million for the six months ended June 30, 2025. The decrease in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $19.0 million and $2.6 million, respectively. Additionally, segment income in the six months ended June 30, 2025 benefited from a $3.8 million gain on the sale of a non-operating property. These decreases in segment income were offset partially by a gross margin increase of $2.8 million, resulting from higher gross margins on commodity and general line products, which were offset partially by lower gross margins on EWP.

Wood Products.  Segment income increased $11.7 million to $25.7 million for the three months ended June 30, 2026, from $14.0 million for the three months ended June 30, 2025. The increase in segment income was primarily due to higher plywood sales prices and sales volumes, as well as lower per-unit OSB costs. These increases in segment income were offset partially by lower EWP sales prices and higher per-unit conversion costs. Additionally, segment income in second quarter 2025 benefited from a $3.9 million gain on the sale of a non-operating property.

For the six months ended June 30, 2026, segment income increased $2.5 million to $34.1 million from $31.7 million for the six months ended June 30, 2025. The increase in segment income was primarily due to higher plywood sales prices and sales volumes, as well as lower per-unit OSB costs. These increases in segment income were offset partially by lower EWP sales prices and higher per-unit conversion costs. Additionally, segment income in the six months ended June 30, 2025 benefited from a $3.9 million gain on the sale of a non-operating property.

Corporate.  Unallocated corporate expenses increased $0.3 million to $11.8 million for the three months ended June 30, 2026, from $11.5 million for the same period in the prior year. The increase was primarily due to higher incentive compensation expense and other employee-related expenses. For the six months ended June 30, 2026, unallocated corporate expenses increased $2.4 million to $25.4 million from $23.1 million for the six months ended June 30, 2025. The increase was primarily due to the absorption of approximately $1.8 million of estimated insurance losses related to a fire at our Florien veneer and plywood facility in first quarter 2026, in accordance with our self-insured risk retention program.

Other

Interest Income.  Interest income decreased $2.5 million to $2.2 million for the three months ended June 30, 2026, from $4.6 million for the same period in the prior year. For the six months ended June 30, 2026, interest income decreased $5.0 million to $5.1 million from $10.1 million for the six months ended June 30, 2025. The decrease in both periods was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

Income Tax Provision

For the three and six months ended June 30, 2026, we recorded $21.2 million and $27.8 million, respectively, of income tax expense and had an effective tax rate of 27.0% in both periods. For the three and six months ended June 30, 2025, we recorded $18.6 million and $32.5 million, respectively, of income tax expense and had an effective tax rate of 23.1% and 24.1%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes.

Liquidity and Capital Resources

We ended second quarter 2026 with $304.8 million of cash and cash equivalents and $452.5 million of debt. At June 30, 2026, we had $699.9 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $172.4 million during the six months ended June 30, 2026, as we used cash to fund seasonal working capital increases, capital spending, share repurchases, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the six-month comparative periods are noted below.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, working capital, income tax payments, and to pay cash dividends to holders of our common stock over the next 12 months. We expect to fund our seasonal and intra-month working capital requirements in the remainder of 2026 from cash on hand and, if necessary, borrowings under our revolving credit facility.

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

	Six Months Ended June 30
	2026	2025
	(thousands)
Net cash provided by operations	$26,341	$4,694
Net cash used for investment	(62,996)	(122,105)
Net cash used for financing	(135,742)	(114,830)

Operating Activities

For the six months ended June 30, 2026, our operating activities generated $26.3 million of cash, compared with $4.7 million of cash generated in the same period in 2025. The $21.6 million increase in cash provided by operations was due primarily to a lesser year-over-year increase in working capital and a $13.6 million decrease in cash paid for taxes, net of refunds, offset partially by a decrease in income from operations, compared to the same period in 2025. Working capital increased $142.4 million during the six months ended June 30, 2026, compared with a $170.3 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 44% and 22%, comparing sales for the months of June 2026 and 2025 with sales for the months of December 2025 and 2024, respectively. Inventories increased during both periods due to seasonally higher inventory purchases in our BMD segment for the summer building season, as well as participation in certain BMD vendors' early-buy programs. During the six months ended June 30, 2026, the increase in accounts payable and accrued liabilities was related to the increase in inventories and extended terms offered by certain BMD vendors. During the six months ended June 30, 2025, the increase in accounts payable and accrued liabilities was related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by employee compensation payouts made during the period.

Investment Activities

During the six months ended June 30, 2026 and 2025, we used $63.3 million and $132.3 million, respectively, of cash for purchases of property and equipment, including business improvement and quality/efficiency projects, replacement and expansion projects, and ongoing environmental compliance. During the six months ended June 30, 2025, we received proceeds of $10.2 million from the sale of assets.

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

Financing Activities

During the six months ended June 30, 2026, our financing activities used $135.7 million of cash, including $108.3 million for the repurchase of 1,404,815 shares of our common stock, $18.1 million in common stock dividend payments, and $6.2 million of tax withholding payments on stock-based awards. During the six months ended June 30, 2026, non-cash investing and financing activities included the issuance of a $2.5 million promissory note to partially finance a property purchase. During the six months ended June 30, 2026, we did not borrow under our revolving credit facility. At June 30, 2026, we had $50.0 million of borrowings outstanding under the revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. As of June 30, 2026, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2025.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of June 30, 2026, there have been no material changes to the guarantees disclosed in our 2025 Form 10-K.

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

Employees

As of July 19, 2026, we had approximately 7,740 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of July 19, 2026, we had nine collective bargaining agreements. One agreement covering approximately 80 employees at our Canadian EWP facility is set to expire on December 31, 2026. The terms and conditions of this agreement will remain in effect after expiration, pending negotiation of a new agreement.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of June 30, 2026, there have been no material changes to financial market risks disclosed in our 2025 Form 10-K.

Environmental

As of June 30, 2026, there have been no material changes to environmental issues disclosed in our 2025 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical

Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. At June 30, 2026, there have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings Disclosures of Financial Market Risks and Financial Instruments in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. As of June 30, 2026, there have been no material changes in our exposure to market risk from those disclosed in our 2025 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to offer a wide variety of products to our BMD customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. In the case of the general line products that we distribute, brand preference and product performance characteristics can have a high degree of influence on our customers' purchasing decisions. In addition, although we have agreements with many of our suppliers, such agreements are generally terminable by either party on relatively short notice. On July 13, 2026, the Company received a notice of termination of the commercial distribution relationship with our primary composite decking supplier. Effective July 31, 2026, the Company entered into an agreement with another supplier of composite decking products that is intended to serve as our sole composite decking offering to our customers. Such a transition can be complex and may not be executed successfully or on our expected timeline. During the transition, we may experience a disruption in product availability, longer lead times, and reduced ability to fulfill customer orders. In addition, we anticipate some customers will shift purchases to competitors to retain access to our former composite decking offering which may result in the loss of certain customer relationships that may be difficult to recover. As a result, our sales and profitability could be impacted during the transition. The supplier transition may also require us to offer discounts to liquidate inventory or record inventory write-offs or reserves if we are unable to sell such products at expected prices or within anticipated timeframes. Further, differences in product specifications, performance characteristics, or product quality may increase the risk of customer dissatisfaction, customer loss, higher return rates, and reputational harm. As such, the supplier transition could adversely impact our financial condition, operating results, and cash flows.

For additional information on the subsequent events related to our distribution agreements, see the discussion in Note 13, Subsequent Events, of the Condensed Notes to Unaudited Quarterly Consolidated Financial Statements in "Item 1. Financial Statements" of this Form 10-Q.

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

Set forth below is information with respect to the purchases of our common stock during the second quarter ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share (exclusive of applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	312,894	$79.89	312,894	$148,150,453
May 1, 2026 - May 31, 2026	146,170	67.35	146,170	138,305,825
June 1, 2026 - June 30, 2026	115,000	68.84	115,000	130,389,756
Total	574,064	$74.48	574,064	$130,389,756

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended June 30, 2026, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date:  August 3, 2026