Form 10-Q
period 2026-09-30
BOISE CASCADE Co
filed 2026-11-02
CIK 1328581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-35805
Boise Cascade Company
(Exact name of registrant as specified in its charter)

Delaware	20-1496201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

There were 34,802,781 shares of the registrant's common stock, $0.01 par value per share, outstanding on October 30, 2026.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Boise Cascade Company
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands, except per-share data)
Sales	$1,802,174	$1,667,806	$5,132,123	$4,944,414

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,506,573	1,404,311	4,265,105	4,121,953
Depreciation and amortization	42,732	42,378	124,499	116,908
Selling and distribution expenses	172,720	165,074	496,951	470,537
General and administrative expenses	24,605	25,763	78,171	77,230
Other (income) expense, net	(295)	(2,049)	(203)	(9,592)
	1,746,335	1,635,477	4,964,523	4,777,036

Income from operations	55,839	32,329	167,600	167,378

Foreign currency exchange gain (loss)	(52)	(293)	(713)	800
Pension expense (excluding service costs)	(30)	(33)	(90)	(98)
Interest expense	(7,092)	(5,327)	(20,217)	(15,822)
Interest income	2,124	4,181	7,213	14,314
Change in fair value of interest rate swaps	—	—	—	(925)
	(5,050)	(1,472)	(13,807)	(1,731)

Income before income taxes	50,789	30,857	153,793	165,647
Income tax provision	(14,399)	(9,088)	(42,219)	(41,545)
Net income	$36,390	$21,769	$111,574	$124,102

Weighted average common shares outstanding:
Basic	34,962	37,385	35,357	37,692
Diluted	35,002	37,509	35,400	37,828

Net income per common share:
Basic	$1.04	$0.58	$3.16	$3.29
Diluted	$1.04	$0.58	$3.15	$3.28

Dividends declared per common share	$0.23	$0.22	$0.67	$0.64

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands)
Net income	$36,390	$21,769	$111,574	$124,102
Other comprehensive income, net of tax
Defined benefit pension plans
Amortization of actuarial loss, net of tax of $3, $2, $8, and $6, respectively	7	6	21	18
Other comprehensive income, net of tax	7	6	21	18
Comprehensive income	$36,397	$21,775	$111,595	$124,120

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets
(unaudited)

	September 30, 2026	December 31, 2025
	(thousands)
ASSETS
Current
Cash and cash equivalents	$385,148	$477,215
Receivables
Trade, less allowances of $5,534 and $5,618	454,078	315,944
Related parties	368	86
Other	27,873	24,698
Inventories	931,436	795,724
Prepaid expenses and other	24,078	40,751
Total current assets	1,822,981	1,654,418

Property and equipment, net	1,134,915	1,157,261
Operating lease right-of-use assets	63,809	55,980
Finance lease right-of-use assets	40,133	11,825
Timber deposits	10,479	8,058
Goodwill	185,239	185,384
Intangible assets, net	144,186	159,665
Deferred income taxes	2,597	3,041
Other assets	6,626	6,311
Total assets	$3,410,965	$3,241,943

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Balance Sheets (continued)
(unaudited)

	September 30, 2026	December 31, 2025
	(thousands, except per-share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable
Trade	$370,757	$254,622
Related parties	2,837	915
Accrued liabilities
Compensation and benefits	137,104	103,066
Interest payable	5,293	10,176
Other	130,555	124,297
Total current liabilities	646,546	493,076

Debt
Long-term debt, net	448,668	445,405

Other
Compensation and benefits	36,795	39,354
Operating lease liabilities, net of current portion	57,096	49,778
Finance lease liabilities, net of current portion	43,764	15,631
Deferred income taxes	101,261	105,551
Other long-term liabilities	24,129	18,270
	263,045	228,584

Commitments and contingent liabilities

Stockholders' equity
Preferred stock, $0.01 par value per share; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 300,000 shares authorized, 34,868 and 36,190 shares issued and outstanding, respectively	349	362
Additional paid-in capital	575,155	571,220
Accumulated other comprehensive loss	(455)	(476)
Retained earnings	1,477,657	1,503,772
Total stockholders' equity	2,052,706	2,074,878
Total liabilities and stockholders' equity	$3,410,965	$3,241,943

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2026	2025
	(thousands)
Cash provided by (used for) operations
Net income	$111,574	$124,102
Items in net income not using (providing) cash
Depreciation and amortization, including deferred financing costs and other	127,208	119,634
Stock-based compensation	10,180	10,068
Deferred income taxes	(3,962)	11,243
Change in fair value of interest rate swaps	—	925
Other	(237)	(11,238)
Decrease (increase) in working capital, net of acquisitions
Receivables	(141,559)	(111,725)
Inventories	(135,712)	(42,462)
Prepaid expenses and other	(3,764)	(7,336)
Accounts payable and accrued liabilities	167,193	38,693
Income taxes payable	21,508	(6,248)
Other	(6,108)	(2,524)
Net cash provided by operations	146,321	123,132

Cash provided by (used for) investment
Expenditures for property and equipment	(90,351)	(187,447)
Acquisitions of businesses and facilities	(135)	—
Proceeds from sales of assets and other	890	11,051
Net cash used for investment	(89,596)	(176,396)

Cash provided by (used for) financing
Borrowings of long-term debt, including revolving credit facility	—	50,000
Payments of long-term debt, including revolving credit facility	—	(50,000)
Repurchase of common stock	(114,537)	(112,702)
Dividends paid on common stock	(26,103)	(26,582)
Tax withholding payments on stock-based awards	(6,244)	(5,939)
Payments of deferred financing costs	—	(1,819)
Other	(1,908)	(1,184)
Net cash used for financing	(148,792)	(148,226)

Net decrease in cash and cash equivalents	(92,067)	(201,490)

Balance at beginning of the period	477,215	713,260

Balance at end of the period	$385,148	$511,770

See accompanying condensed notes to unaudited quarterly consolidated financial statements.

Boise Cascade Company
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(thousands)
Balance at December 31, 2025	36,190	$362	$571,220	$(476)	$1,503,772	$2,074,878
Net income					17,842	17,842
Other comprehensive income				7		7
Common stock issued	144	1				1
Repurchase of common stock	(831)	(8)			(66,042)	(66,050)
Stock-based compensation			3,458			3,458
Common stock dividends ($0.22 per share)					(7,958)	(7,958)
Tax withholding payments on stock-based awards			(6,244)			(6,244)
Other			(1)			(1)
Balance at March 31, 2026	35,503	$355	$568,433	$(469)	$1,447,614	$2,015,933
Net income					57,342	57,342
Other comprehensive income				7		7
Repurchase of common stock	(574)	(6)			(43,191)	(43,197)
Stock-based compensation			3,383			3,383
Common stock dividends ($0.22 per share)					(7,803)	(7,803)
Balance at June 30, 2026	34,929	$349	$571,816	$(462)	$1,453,962	$2,025,665
Net income					36,390	36,390
Other comprehensive income				7		7
Repurchase of common stock	(61)	—			(4,570)	(4,570)
Stock-based compensation			3,339			3,339
Common stock dividends ($0.23 per share)					(8,125)	(8,125)
Balance at September 30, 2026	34,868	$349	$575,155	$(455)	$1,477,657	$2,052,706

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

Fees for shipping and handling charged to customers for sales transactions are included in "Sales" in our Consolidated Statements of Operations. When control over products has transferred to the customer, we have elected to recognize costs related to shipping and handling as fulfillment costs. For our BMD segment, costs related to shipping and handling of $78.4 million and $72.3 million for the three months ended September 30, 2026 and 2025, respectively, and $219.8 million and $201.5 million for the nine months ended September 30, 2026 and 2025, respectively, are included in "Selling and distribution expenses" in our Consolidated Statements of Operations. In our BMD segment, our activities relate to the purchase and resale of finished products, and excluding shipping and handling costs from "Materials, labor, and other operating expenses (excluding depreciation)" provides us a clearer view of our operating performance and the effectiveness of our sales and purchasing functions. For our Wood Products segment, costs related to shipping and handling are included in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations. In our Wood Products segment, we view our shipping and handling costs as a cost of the manufacturing process and the movement of product to our end customers.

Customer Rebates and Allowances and Cash Discounts

Rebates are provided to our customers and our customers' customers based on the volume of their purchases, among other factors such as customer loyalty, conversion, and commitment, as well as temporary protection from price increases. We provide the rebates to increase the sell-through of our products. Rebates are generally estimated based on the most likely amount to be paid and recorded as a decrease in "Sales." At September 30, 2026 and December 31, 2025, we had $88.1 million and $83.5 million, respectively, of rebates payable to our customers recorded in "Accrued liabilities, Other" on our Consolidated Balance Sheets. We also estimate expected cash discounts on trade accounts receivable based on an analysis of historical experience and record cash discounts as a decrease in "Sales." We adjust our estimate of revenue at the earlier of when the probability of rebates paid and cash discounts provided changes or when the amounts become fixed. There have not been significant changes to our estimates of rebates, although it is reasonably possible that a change in the estimate may occur.

Vendor Rebates and Allowances

We receive rebates and allowances from our vendors under a number of different programs, including vendor marketing programs. At September 30, 2026 and December 31, 2025, we had $17.5 million and $17.4 million, respectively, of vendor rebates and allowances recorded in "Receivables, Other" on our Consolidated Balance Sheets. Rebates and allowances received from our vendors are recognized as a reduction of "Materials, labor, and other operating expenses (excluding depreciation)" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred.

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

Inventories

Inventories included the following (work in process is not material):

	September 30, 2026	December 31, 2025
	(thousands)
Finished goods and work in process	$817,921	$672,173
Logs	42,830	57,309
Other raw materials and supplies	70,685	66,242
	$931,436	$795,724

Property and Equipment

Property and equipment consisted of the following asset classes:

	September 30, 2026	December 31, 2025
	(thousands)
Land	$104,306	$98,267
Buildings	452,350	430,204
Improvements	83,573	82,568
Mobile equipment, information technology, and office furniture	333,422	322,907
Machinery and equipment	1,195,715	1,130,806
Construction in progress	69,589	99,340
	2,238,955	2,164,092
Less: accumulated depreciation	(1,104,040)	(1,006,831)
	$1,134,915	$1,157,261

At September 30, 2026 and December 31, 2025, we had $4.2 million and $13.5 million, respectively, of accrued purchases of property and equipment.

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. Our cash is recorded at cost, which approximates fair value, and our cash equivalents are money market funds. As of September 30, 2026 and December 31, 2025, we held $363.7 million and $448.7 million, respectively, in money market funds that are measured at fair value on a recurring basis using Level 1 inputs. The recorded values of accounts receivable and accounts payable approximate fair values based on their short-term nature. At September 30, 2026 and December 31, 2025, the book value of our fixed-rate senior notes for each period was $400.0 million, and the fair value was estimated to be $377.2 million and $395.0 million, respectively. The difference between the book value and the fair value is derived from the difference between the period-end market interest rate and the stated rate of our fixed-rate senior notes. We estimated the fair value of our fixed-rate senior notes using quoted market prices of our debt in inactive markets (Level 2 inputs). The interest rate on our variable-rate debt is based on market conditions such as the Secured Overnight Financing Rate (SOFR). Because the interest rate on the variable-rate debt is based on current market conditions, we believe that the estimated fair value of the outstanding balance on our variable-rate debt approximates book value.

Concentration of Credit Risk

We are exposed to credit risk related to customer accounts receivable. In order to manage credit risk, we consider customer concentrations and current economic trends and monitor the creditworthiness of significant customers based on ongoing credit evaluations. At September 30, 2026 receivables from two customers accounted for approximately 13% and 12% of total receivables. At December 31, 2025, receivables from these two customers accounted for approximately 16% and 12% of total receivables. No other customer accounted for 10% or more of total receivables.

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

3.    Income Taxes

For the three and nine months ended September 30, 2026, we recorded $14.4 million and $42.2 million, respectively, of income tax expense and had an effective tax rate of 28.4% and 27.5%, respectively. For the three and nine months ended September 30, 2025, we recorded $9.1 million and $41.5 million, respectively, of income tax expense and had an effective tax rate of 29.5% and 25.1%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. In addition, our effective tax rates during the three months ended September 30, 2026 and 2025 were adversely impacted because permanent tax differences had a greater effect relative to the lower levels of pre-tax book income during those periods.

During the nine months ended September 30, 2026 and 2025, cash paid for taxes, net of refunds received, was $24.8 million and $36.4 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands, except per-share data)
Net income	$36,390	$21,769	$111,574	$124,102
Weighted average common shares outstanding during the period (for basic calculation)	34,962	37,385	35,357	37,692
Dilutive effect of other potential common shares	40	124	43	136
Weighted average common shares and potential common shares (for diluted calculation)	35,002	37,509	35,400	37,828

Net income per common share - Basic	$1.04	$0.58	$3.16	$3.29
Net income per common share - Diluted	$1.04	$0.58	$3.15	$3.28

The computation of the dilutive effect of other potential common shares excludes stock awards representing 0.1 million shares of common stock in both the three months ended September 30, 2026 and 2025, and 0.2 million and 0.1 million shares of common stock in the nine months ended September 30, 2026 and 2025, respectively. Under the treasury stock method, the inclusion of these stock awards would have been antidilutive.

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and intangible assets of businesses acquired.

The carrying amount of our goodwill by segment is as follows:

	Building Materials Distribution	Wood Products	Total
	(thousands)
Balance at December 31, 2025	$59,218	$126,166	$185,384
Measurement period adjustments (a)	(145)	—	(145)
Balance at September 30, 2026	$59,073	$126,166	$185,239
___________________________________

(a)    Represents measurement period adjustments related to the acquisition of Holden Humphrey in fourth quarter 2025. For additional information on the acquisition, see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

At September 30, 2026 and December 31, 2025, intangible assets represented the values assigned to trade names and trademarks and customer relationships. We maintain trademarks for our manufactured wood products, particularly EWP. Our key registered trademarks are perpetual in duration as long as we continue to timely file all post registration maintenance documents related thereto. These trademarks have indefinite lives, are not amortized, and have a carrying amount of $8.9 million. In addition, we have acquired trade names and customer relationships through acquisitions, which are amortized over their useful life. For both the three months ended September 30, 2026 and 2025 we recognized $5.1 million of amortization expense for intangible assets. For the nine months ended September 30, 2026 and 2025 we recognized $15.5 million and $15.3 million, respectively, of amortization expense for intangible assets.

Intangible assets consisted of the following:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(4,299)	$23,301
Customer relationships	204,078	(83,193)	120,885
	$231,678	$(87,492)	$144,186

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names and trademarks	$27,600	$(3,399)	$24,201
Customer relationships	204,078	(68,614)	135,464
	$231,678	$(72,013)	$159,665

6.    Debt

Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
	(thousands)
Revolving credit facility due 2030	$50,000	$50,000
4.875% senior notes due 2030	400,000	400,000
4% promissory note due 2031	2,483	—
Deferred financing costs	(3,815)	(4,595)
Long-term debt	$448,668	$445,405

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

At both September 30, 2026 and December 31, 2025, we had $50.0 million outstanding under the Revolver and $4.9 million of letters of credit outstanding. These letters of credit and borrowings, if any, reduce availability under the Revolver by an equivalent amount. Availability at September 30, 2026 was $395.1 million. During the nine months ended September 30, 2026, the average interest rate on borrowings outstanding under the Revolver was approximately 4.90%.

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

Cash Paid for Interest

For the nine months ended September 30, 2026 and 2025, cash payments for interest were $22.2 million and $17.3 million, respectively.

7.    Leases

Lease Costs

The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands)
Operating lease cost	$3,444	$3,832	$10,419	$10,853
Finance lease cost
Amortization of right-of-use assets	820	314	2,078	1,459
Interest on lease liabilities	788	355	2,023	1,351
Variable lease cost	1,480	1,170	4,270	4,076
Short-term lease cost	1,719	1,862	5,207	5,147
Sublease income	(13)	(51)	(33)	(168)
Total lease cost	$8,238	$7,482	$23,964	$22,718

Other Information

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30
	2026	2025
	(thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,255	$10,491
Operating cash flows from finance leases	2,021	1,349
Financing cash flows from finance leases	1,258	1,184
Right-of-use assets obtained in exchange for lease obligations
Operating leases	18,847	15,975
Finance leases	30,386	—

Other information related to leases was as follows:

	September 30, 2026	December 31, 2025

Weighted-average remaining lease term (years)
Operating leases	8	7
Finance leases	13	12
Weighted-average discount rate
Operating leases	6.0%	5.9%
Finance leases	6.9%	8.6%

As of September 30, 2026, our minimum lease payment requirements for noncancelable operating and finance leases are as follows:

	Operating Leases	Finance Leases
	(thousands)
Remainder of 2026	$3,440	$1,272
2027	14,063	5,141
2028	11,718	5,038
2029	10,849	5,066
2030	8,898	4,904
Thereafter	40,096	49,119
Total future minimum lease payments	89,064	70,540
Less: interest	(21,097)	(24,703)
Total lease obligations	67,967	45,837
Less: current obligations	(10,871)	(2,073)
Long-term lease obligations	$57,096	$43,764

8.    Stock-Based Compensation

During the nine months ended September 30, 2026 and 2025, we granted two types of stock-based awards: performance stock units (PSUs) and restricted stock units (RSUs).

PSU and RSU Awards

During the nine months ended September 30, 2026, we granted 91,368 PSUs to our officers and other employees, subject to performance and service conditions. For the officers, the PSUs granted are subject to a three-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount. Achievement is measured in annual sub-periods, based on Boise Cascade's return on invested capital (ROIC) for 2026, 2027, and 2028. The average achievement for the three years included in the performance period will determine the number of earned PSUs, as approved by our compensation committee in accordance with the related grant agreement. We define ROIC as net operating profit after taxes (NOPAT) divided by average invested capital (based on a rolling thirteen-month average). We define NOPAT as net income plus after-tax financing expense. Invested capital is defined as total assets plus capitalized lease expense, less cash, cash equivalents, and current liabilities, excluding short-term debt. For the other employees, the PSUs granted are subject to a one-year performance period. The number of shares actually awarded will range from 0% to 200% of the target amount, depending upon Boise Cascade’s 2026 EBITDA, defined as income before interest (interest expense and interest income), income taxes, and depreciation and amortization, as approved by executive management, determined in accordance with the related grant agreement. During the nine months ended September 30, 2025, we granted 83,616 PSUs to our officers and other employees, subject to performance and service conditions. For both periods, the PSUs granted to officers generally vest in a single installment three years from the date of grant, while the PSUs granted to other employees vest in three equal tranches each year after the grant date.

During the nine months ended September 30, 2026 and 2025, we granted an aggregate of 112,187 and 100,159 RSUs, respectively, to our officers, other employees, and nonemployee directors with only service conditions. For both periods, the RSUs granted to officers and other employees vest in three equal tranches each year after the grant date. The RSUs granted to nonemployee directors vest in a single installment after a one year period.

We based the fair value of PSU and RSU awards on the closing market price of our common stock on the grant date. During the nine months ended September 30, 2026 and 2025, the total fair value of PSUs and RSUs vested was $17.3 million and $15.8 million, respectively.

The following summarizes the activity of our PSUs and RSUs awarded under our incentive plan for the nine months ended September 30, 2026:

	PSUs		RSUs
	Number of shares	Weighted Average Grant-Date Fair Value	Number of shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2025	242,320	$93.44	152,293	$105.92
Granted	91,368	82.74	112,187	82.72
Performance condition adjustment (a)	(5,357)	103.66	—	—
Vested	(124,740)	72.13	(83,967)	101.03
Forfeited	(2,375)	91.77	(5,923)	87.48
Outstanding, September 30, 2026	201,216	$101.54	174,590	$93.99
_______________________________

(a)    Represents total PSUs forfeited during the nine months ended September 30, 2026, related to below-target achievement of the 2025 performance condition on awards granted to other employees in 2025. During the 2025 performance period, other employees earned 63% of the target based on Boise Cascade's 2025 EBITDA, determined by executive management, in accordance with the related grant agreement.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands)
PSUs	$1,089	$956	$3,477	$3,982
RSUs	2,250	2,102	6,703	6,086
Total	$3,339	$3,058	$10,180	$10,068

The related tax benefit for the nine months ended September 30, 2026 and 2025, was $2.8 million and $2.7 million, respectively. As of September 30, 2026, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $17.6 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

9.    Stockholders' Equity

Dividends

On November 14, 2017, we announced that our board of directors approved a dividend policy to pay quarterly cash dividends to holders of our common stock. For more information regarding our dividend declarations and payments made during each of the nine months ended September 30, 2026 and 2025, see "Common stock dividends" on our Consolidated Statements of Stockholders' Equity.

On October 29, 2026, our board of directors declared a quarterly dividend of $0.23 per share on our common stock, payable on December 16, 2026, to stockholders of record on December 1, 2026. For a description of the restrictions in our revolving credit facility and the indenture governing our senior notes on our ability to pay dividends, see Note 6, Debt.

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

During the nine months ended September 30, 2026, we repurchased and retired 1,466,250 shares at a cost of $112.8 million, or an average of $76.96 per share, exclusive of excise tax. As of September 30, 2026, there was $125.8 million of our outstanding common stock that may yet be purchased under the share repurchase program. During the nine months ended September 30, 2025, we repurchased and retired 1,128,752 shares at a cost of $111.0 million, or an average of $98.31 per share, exclusive of excise tax. The shares were purchased with cash on hand and were retired in accordance with our board-approved policy.

In October 2026, we repurchased and retired 65,006 shares at a cost of approximately $5 million, or an average of $73.95 per share, exclusive of excise tax. Subsequent to these share repurchases, there was approximately $120 million of our outstanding common stock that may yet be purchased under the share repurchase program.

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

Sales

Related-party sales to LTP from our Wood Products segment in our Consolidated Statements of Operations were $2.8 million and $2.7 million, respectively, during the three months ended September 30, 2026 and 2025, and $7.5 million and $6.5 million, respectively, during the nine months ended September 30, 2026 and 2025. These sales are recorded in "Sales" in our Consolidated Statements of Operations.

Costs and Expenses

Related-party wood fiber purchases from LTP were $24.2 million and $21.5 million, respectively, during the three months ended September 30, 2026 and 2025, and $63.6 million and $54.3 million, respectively, during the nine months ended September 30, 2026 and 2025. These costs are recorded in "Materials, labor, and other operating expenses (excluding depreciation)" in our Consolidated Statements of Operations.

11.    Segment Information

We operate our business using two reportable segments: BMD and Wood Products. There are no differences in our basis of measurement of segment profit or loss from those disclosed in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K.

    BMD and Wood Products segment sales to external customers, including related parties, by product line, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(millions)
Building Materials Distribution
General line	$758.4	$727.4	$2,179.7	$2,060.9
Commodity	610.3	531.5	1,693.7	1,600.1
Engineered wood products	300.8	297.3	882.5	917.1
	1,669.5	1,556.2	4,755.8	4,578.2

Wood Products (a)
LVL (b)	11.7	7.3	36.3	38.4
I-joists (b)	8.0	5.4	19.7	25.3
Other engineered wood products (b)	1.8	3.6	6.9	16.1
Plywood and veneer	76.6	60.7	208.5	182.1
Lumber	12.6	12.1	38.1	37.3
Byproducts	15.3	16.2	46.4	47.8
Other	6.9	6.3	20.5	19.3
	132.7	111.7	376.3	366.2
	$1,802.2	$1,667.8	$5,132.1	$4,944.4
 ___________________________________

(a)    Amounts represent sales to external customers. Sales are calculated after intersegment sales eliminations to our BMD segment.

(b)    Sales of EWP to external customers are net of the cost of all EWP rebates and sales allowances provided at various stages of the supply chain (including distributors, dealers, and homebuilders). For the nine months ended September 30, 2026 and 2025, approximately 76% and 75%, respectively, of Wood Products' EWP sales volumes were to our BMD segment.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands)
Building Materials Distribution
Sales	$1,669,465	$1,556,150	$4,755,907	$4,578,181

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	1,430,971	1,321,283	4,059,308	3,887,978
Selling and distribution expenses	161,705	154,841	464,653	438,805
Other segment items (b)	9,887	10,195	31,197	26,940
Depreciation and amortization	15,622	15,545	46,410	43,722
	1,618,185	1,501,864	4,601,568	4,397,445

Segment income from operations	$51,280	$54,286	$154,339	$180,736

Wood Products
Sales	$461,236	$396,401	$1,319,043	$1,259,481

Less:
Materials, labor, and other operating expenses (excluding depreciation) (a)	404,157	368,406	1,148,019	1,129,103
Other segment items (b)	14,389	13,489	44,006	38,385
Depreciation and amortization	26,611	26,561	76,794	72,363
	445,157	408,456	1,268,819	1,239,851

Segment income (loss) from operations	$16,079	$(12,055)	$50,224	$19,630

Reconciliation of sales
Building Materials Distribution	$1,669,465	$1,556,150	$4,755,907	$4,578,181
Wood Products	461,236	396,401	1,319,043	1,259,481
Intersegment eliminations (c)	(328,527)	(284,745)	(942,827)	(893,248)
Total net sales	$1,802,174	$1,667,806	$5,132,123	$4,944,414

Reconciliation of income (loss)
Building Materials Distribution	$51,280	$54,286	$154,339	$180,736
Wood Products	16,079	(12,055)	50,224	19,630
Unallocated corporate costs (d)	(11,520)	(9,902)	(36,963)	(32,988)
Income from operations	$55,839	$32,329	$167,600	$167,378
Interest expense	(7,092)	(5,327)	(20,217)	(15,822)
Interest income	2,124	4,181	7,213	14,314
Other unallocated items (e)	(82)	(326)	(803)	(223)
Income before income taxes	$50,789	$30,857	$153,793	$165,647
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

(d)    Unallocated corporate costs include corporate support staff services, and related assets and liabilities. Support services include, but are not limited to, information technology, human resources, finance, accounting, insurance and legal functions. For the nine months ended September 30, 2026, unallocated corporate costs includes $1.8 million of estimated insurance losses related to a fire at our Florien veneer and plywood facility. For both the three and nine months ended September 30, 2025, unallocated corporate costs include a $1.9 million settlement gain for property damages at one of our distribution facilities.

(e)    Other unallocated items include foreign exchange gains and losses, pension expense (excluding service costs) and the change in fair value of interest rate swaps.

	September 30, 2026	December 31, 2025
	(thousands)
Assets
Building Materials Distribution	$1,815,968	$1,580,239
Wood Products	1,199,951	1,183,351
Corporate	395,046	478,353
Total assets	$3,410,965	$3,241,943

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands)
Capital expenditures
Building Materials Distribution (a)	$8,338	$26,353	$39,441	$88,372
Wood Products	18,682	28,823	50,499	98,870
Corporate	16	14	411	205
Total capital expenditures	$27,036	$55,190	$90,351	$187,447
___________________________________

(a)    For the nine months ended September 30, 2026, capital expenditures for BMD is reported net of a $2.5 million promissory note, which partially funded the purchase of our previously leased distribution facility in Boise, Idaho.

12.    Commitments, Legal Proceedings and Contingencies, and Guarantees

Commitments

We are a party to a number of long-term log supply agreements that are discussed in Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. As of September 30, 2026, there have been no material changes to the above commitments disclosed in the 2025 Form 10-K.

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

Guarantees

We provide guarantees, indemnifications, and assurances to others. Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2026, there have been no material changes to the guarantees disclosed in the 2025 Form 10-K.

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

Executive Overview

We recorded income from operations of $55.8 million during the three months ended September 30, 2026, compared with income from operations of $32.3 million during the three months ended September 30, 2025. In our BMD segment, income decreased $3.0 million to $51.3 million for the three months ended September 30, 2026, from $54.3 million for the three months ended September 30, 2025. The decrease in segment income was driven by increased selling and distribution expenses of $6.9 million, offset partially by a gross margin increase of $3.6 million. The increase in gross margin was driven by higher gross margins on commodity products, offset partially by lower gross margins on general line products. In our Wood Products segment, we recorded income of $16.1 million for the three months ended September 30, 2026, compared with a $12.1 million segment loss for the three months ended September 30, 2025. The increase in segment income was primarily due to higher plywood sales prices and EWP sales volumes, offset partially by higher per-unit conversion costs. These changes are discussed further in "Our Operating Results" below.

We ended third quarter 2026 with $385.1 million of cash and cash equivalents and $395.1 million of undrawn committed bank line availability, for total available liquidity of $780.3 million. We had $452.5 million of outstanding debt at September 30, 2026. We used $92.1 million of cash during the nine months ended September 30, 2026, as cash provided by operations was offset by capital spending, share repurchases, and dividends paid on our common stock. A further description of our cash sources and uses for the nine-month comparative periods are discussed in "Liquidity and Capital Resources" below.

Demand for the products we purchase and distribute, as well as the products we manufacture, is driven primarily by new single-family residential construction, with additional demand generated by new multi-family residential construction, residential repair-and-remodeling, and light commercial activity. During the third quarter, high fuel prices and an inflation-driven increase in benchmark interest rates amplified the affordability challenges that have constrained the new home market throughout 2026. To compensate for a reduced pool of qualified homebuyers, homebuilders have pivoted toward build-to-order construction to better align housing starts with home sales and manage finished-home inventory. Activity levels in the fourth quarter are expected to exhibit typical seasonality and decelerate through the winter. Early industry projections for 2027 indicate that housing starts are expected to decline mid-single digits from 2026 levels. Beyond the near-term uncertainty, long-term residential construction fundamentals remain positive, supported by generational tailwinds and an undersupplied housing market. High homeowner equity, aging U.S. housing stock, and a growing preference among older adults to age in place support sustained growth in repair-and-remodeling spending and reinforce the industry’s underlying demand drivers.

Our distribution business, which purchases and resells a diverse range of products, may benefit from rising prices through increased sales and margins, while periods of declining prices may present challenges. Future product pricing, particularly for commodity products we distribute and manufacture, is expected to remain dynamic, influenced by economic and geopolitical conditions, duties and tariffs, input costs, industry operating rates, supply disruptions, transportation costs and availability, inventory levels, and seasonal demand patterns. Our ability to capture market share associated with recent supplier realignment is dependent upon effective execution of inventory load-in, and maintaining inventory positions sufficient to meet customer demand. Customer reliance on our distribution business increases during periods of market uncertainty, as customers respond to slowing sales with more conservative inventory practices, while greater demand certainty typically moderates this effect. We will continue to monitor end-market demand signals and align production rates and inventory stocking positions accordingly.

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

•fluctuations in the market for our equity; and

•the other factors described in "Item 1A. Risk Factors" in our 2025 Form 10-K.

Our Operating Results

The following tables set forth our operating results in dollars and as a percentage of sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(millions)
Sales	$1,802.2	$1,667.8	$5,132.1	$4,944.4

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	1,506.6	1,404.3	4,265.1	4,122.0
Depreciation and amortization	42.7	42.4	124.5	116.9
Selling and distribution expenses	172.7	165.1	497.0	470.5
General and administrative expenses	24.6	25.8	78.2	77.2
Other (income) expense, net	(0.3)	(2.0)	(0.2)	(9.6)
	1,746.3	1,635.5	4,964.5	4,777.0

Income from operations	$55.8	$32.3	$167.6	$167.4

	(percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses
Materials, labor, and other operating expenses (excluding depreciation)	83.6%	84.2%	83.1%	83.4%
Depreciation and amortization	2.4	2.5	2.4	2.4
Selling and distribution expenses	9.6	9.9	9.7	9.5
General and administrative expenses	1.4	1.5	1.5	1.6
Other (income) expense, net	—	(0.1)	—	(0.2)
	96.9%	98.1%	96.7%	96.6%

Income from operations	3.1%	1.9%	3.3%	3.4%

Sales Volumes and Prices

Set forth below are historical U.S. housing starts data, sales mix and gross margin information for our BMD segment, and segment sales volumes and average net selling prices for the principal products sold by our Wood Products segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(thousands)
U.S. Housing Starts (a)
Single-family	231.5	235.3	699.0	728.0
Multi-family	109.4	120.4	337.5	320.0
	340.9	355.7	1,036.5	1,048.0

	(thousands)
Segment Sales
Building Materials Distribution	$1,669,465	$1,556,150	$4,755,907	$4,578,181
Wood Products	461,236	396,401	1,319,043	1,259,481
Intersegment eliminations	(328,527)	(284,745)	(942,827)	(893,248)
Total sales	$1,802,174	$1,667,806	$5,132,123	$4,944,414

	(percentage of BMD sales)
Building Materials Distribution
Product Line Sales
General line	45.4%	46.7%	45.8%	45.0%
Commodity	36.6%	34.2%	35.6%	35.0%
Engineered wood products	18.0%	19.1%	18.6%	20.0%

Gross margin percentage (b)	14.3%	15.1%	14.6%	15.1%

Wood Products	(millions)
Sales Volumes
Laminated veneer lumber (LVL) (cubic feet)	5.4	4.6	15.3	14.7
I-joists (equivalent lineal feet)	59	53	172	170
Plywood (sq. ft.) (3/8" basis)	362	387	1,103	1,106

Wood Products	(dollars per unit)
Average Net Selling Prices
LVL (cubic foot)	$24.02	$24.03	$24.11	$25.12
I-joists (1,000 equivalent lineal feet)	1,676	1,684	1,684	1,775
Plywood (1,000 sq. ft.) (3/8" basis)	425	325	386	335
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

Sales

For the three months ended September 30, 2026, total sales increased $134.4 million, or 8%, to $1,802.2 million from $1,667.8 million during the three months ended September 30, 2025. For the nine months ended September 30, 2026, total sales increased $187.7 million, or 4%, to $5,132.1 million from $4,944.4 million for the same period in the prior year. As described below, the increase in sales in both periods was driven by the changes in sales prices and volumes for the products we distribute and manufacture, with single-family residential construction activity being the key demand driver for our sales. In third quarter 2026, total U.S. housing starts and single-family housing starts decreased 4% and 2%, respectively, compared with the same period in 2025. On a year-to-date basis through September 2026, total U.S. housing starts and single-family housing starts decreased 1% and 4%, respectively, compared to the same period in 2025. Average composite panel prices for the three and nine months ended September 30, 2026 were 14% higher and 2% lower, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite panel pricing. Average composite lumber prices for the three and nine months ended September 30, 2026 were 25% and 9% higher, respectively, than in the same periods in the prior year, as reflected by Random Lengths composite lumber pricing.

Building Materials Distribution.  Sales increased $113.3 million, or 7%, to $1,669.5 million for the three months ended September 30, 2026, from $1,556.2 million for the three months ended September 30, 2025. The overall increase in sales was driven by net sales price and net sales volume increases of 5% and 2%, respectively. By product line, general line product sales increased 4%, or $31.0 million; commodity sales increased 15%, or $78.8 million; and EWP sales (substantially all of which are sourced through our Wood Products segment) increased 1%, or $3.5 million.

During the nine months ended September 30, 2026, sales increased $177.7 million, or 4%, to $4,755.9 million from $4,578.2 million for the same period in the prior year. The overall increase in sales was driven by increases of 2% for both net sales prices and net sales volumes. By product line, general line product sales increased 6%, or $118.8 million; commodity sales increased 6%, or $93.5 million; and sales of EWP decreased 4%, or $34.6 million.

Wood Products.  Sales, including sales to our BMD segment, increased $64.8 million, or 16%, to $461.2 million for the three months ended September 30, 2026, from $396.4 million for the three months ended September 30, 2025. The increase in sales was driven by higher plywood sales prices of 31%, resulting in increased sales of $36.2 million. In addition, higher sales volumes for LVL and I-joists (collectively referred to as EWP) of 18% and 10%, respectively, resulted in increased sales of $19.8 million and $9.2 million, respectively. These increases were offset partially by lower plywood sales volumes of 7%, resulting in decreased sales of $8.2 million. EWP sales prices were consistent with the same period in the prior year.

For the nine months ended September 30, 2026, sales, including sales to our BMD segment, increased $59.6 million, or 5%, to $1,319.0 million from $1,259.5 million for the same period in the prior year. The increase in sales was driven by higher plywood sales prices of 15%, resulting in increased sales of $56.3 million. In addition, sales volumes for LVL and I-joists increased 4% and 1%, respectively, resulting in increased sales of $15.9 million and $2.9 million, respectively. These increases were offset partially by lower I-joist and LVL sales prices of 5% and 4%, respectively, resulting in decreased sales of $31.0 million. Plywood sales volumes were consistent with the same period in the prior year.

Costs and Expenses

Materials, labor, and other operating expenses (excluding depreciation) increased $102.3 million, or 7%, to $1,506.6 million for the three months ended September 30, 2026, compared with $1,404.3 million during the same period in the prior year. In BMD, the increase in materials, labor, and other operating expenses was driven by increased prices for products purchased for resale, as well as higher sales volumes compared with third quarter 2025. Materials, labor, and other operating expenses as a percentage of sales (MLO rate) in our BMD segment increased 80 basis points, driven by lower margin percentages on general line products, offset partially by higher margin percentages on commodity products. Our MLO rate was also impacted by an increased proportion of sales attributed to commodity products, which have lower margins than general line products and EWP. In our Wood Products segment, materials, labor, and other operating expenses increased primarily due to higher labor and other conversion costs, higher EWP sales volumes, and higher costs of glues and resins compared with third quarter 2025. However, the MLO rate in our Wood Products segment decreased by 530 basis points, primarily as the result of higher plywood sales prices and higher EWP sales volumes.

For the nine months ended September 30, 2026, materials, labor, and other operating expenses (excluding depreciation) increased $143.2 million, or 3%, to $4,265.1 million, compared with $4,122.0 million in the same period in the prior year. In BMD, the increase in materials, labor, and other operating expenses was driven by increased prices for products purchased for resale, as well as higher sales volumes compared with the first nine months of 2025. The BMD segment MLO rate increased 50 basis points, driven by lower margin percentages on general line products, offset partially by higher margin percentages on commodity products. In our Wood Products segment, materials, labor, and other operating expenses increased primarily due to higher labor and other conversion costs, as well as higher costs of glues and resins. These increases were offset partially by lower costs of OSB compared with the first nine months of 2025. However, the MLO rate in our Wood Products segment decreased by 260 basis points, primarily as the result of higher plywood sales prices.

Depreciation and amortization expense increased $0.4 million, or 1%, to $42.7 million for the three months ended September 30, 2026, compared with $42.4 million during the same period in the prior year. For the nine months ended September 30, 2026, these expenses increased $7.6 million, or 6%, to $124.5 million, compared with $116.9 million in the same period in the prior year. The increase in both periods was primarily due to recent investments in support of our EWP capabilities in our Wood Products segment, as well as organic growth and a fourth quarter 2025 acquisition in our BMD segment.

Selling and distribution expenses increased $7.6 million, or 5%, to $172.7 million for the three months ended September 30, 2026, compared with $165.1 million during the same period in the prior year. The increase was due primarily to higher shipping and handling costs of $6.9 million, as well as higher employee-related expenses of $2.6 million. For the nine months ended September 30, 2026, selling and distribution expenses increased $26.4 million, or 6%, to $497.0 million, compared with $470.5 million during the same period in 2025. The increase was primarily a result of higher shipping and handling costs of $15.4 million, as well as higher employee-related expenses of $13.1 million.

General and administrative expenses decreased $1.2 million, or 4%, to $24.6 million for the three months ended September 30, 2026, compared with $25.8 million for the same period in the prior year. The decrease was due primarily to lower professional fees, offset partially by higher incentive compensation expense. For the nine months ended September 30, 2026, general and administrative expenses increased $0.9 million, or 1%, to $78.2 million, compared with $77.2 million during the same period in 2025. The increase was due primarily to higher employee-related expenses and incentive compensation expense, offset partially by lower professional fees.

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

Income From Operations

Income from operations increased $23.5 million to $55.8 million for the three months ended September 30, 2026, compared with $32.3 million for the three months ended September 30, 2025. Income from operations increased $0.2 million to $167.6 million for the nine months ended September 30, 2026, compared with $167.4 million for the nine months ended September 30, 2025.

Building Materials Distribution.  Segment income decreased $3.0 million to $51.3 million for the three months ended September 30, 2026, from $54.3 million for the three months ended September 30, 2025. The decrease in segment income was driven by increased selling and distribution expenses of $6.9 million, offset partially by a gross margin increase of $3.6 million. The increase in gross margin was driven by higher gross margins on commodity products, offset partially by lower gross margins on general line products.

For the nine months ended September 30, 2026, segment income decreased $26.4 million to $154.3 million from $180.7 million for the nine months ended September 30, 2025. The decrease in segment income was driven by increased selling and distribution expenses and depreciation and amortization expense of $25.8 million and $2.7 million, respectively. These decreases in segment income were offset partially by a gross margin increase of $6.4 million, resulting from higher gross margins on commodity products, which were offset partially by lower gross margins on EWP and general line products.

Wood Products.  For the three months ended September 30, 2026, segment income was $16.1 million, compared with segment loss of $12.1 million for the three months ended September 30, 2025. The increase in segment income was primarily due to higher plywood sales prices and EWP sales volumes, offset partially by higher per-unit conversion costs.

For the nine months ended September 30, 2026, segment income increased $30.6 million to $50.2 million from $19.6 million for the nine months ended September 30, 2025. The increase in segment income was primarily due to higher plywood sales prices and sales volumes, higher EWP sales volumes, and lower per-unit OSB costs. These increases in segment income were offset partially by lower EWP sales prices and higher per-unit conversion costs.

Corporate.  Unallocated corporate expenses increased $1.6 million to $11.5 million for the three months ended September 30, 2026, from $9.9 million for the same period in the prior year. The increase was primarily due to a $1.9 million settlement gain recognized in third quarter 2025, which reduced expenses in the prior-year period. For the nine months ended September 30, 2026, unallocated corporate expenses increased $4.0 million to $37.0 million from $33.0 million for the nine months ended September 30, 2025. The increase was primarily due to the absorption of approximately $1.8 million of estimated insurance losses related to a fire at our Florien veneer and plywood facility in first quarter 2026 under our self-insured risk retention program, as well as the $1.9 million settlement gain in 2025, which reduced expenses in the prior-year period.

Other

Interest Income.  Interest income decreased $2.1 million to $2.1 million for the three months ended September 30, 2026, from $4.2 million for the same period in the prior year. For the nine months ended September 30, 2026, interest income decreased $7.1 million to $7.2 million from $14.3 million for the nine months ended September 30, 2025. The decrease in both periods was due primarily to lower average balances of cash equivalents, as well as lower interest rates.

Income Tax Provision

For the three and nine months ended September 30, 2026, we recorded $14.4 million and $42.2 million, respectively, of income tax expense and had an effective tax rate of 28.4% and 27.5%, respectively. For the three and nine months ended September 30, 2025, we recorded $9.1 million and $41.5 million, respectively, of income tax expense and had an effective tax rate of 29.5% and 25.1%, respectively. For all periods, the primary reason for the difference between the federal statutory income tax rate of 21% and the effective tax rate was the effect of state taxes. In addition, our effective tax rates during the three months ended September 30, 2026 and 2025 were adversely impacted because permanent tax differences had a greater effect relative to the lower levels of pre-tax book income during those periods.

Liquidity and Capital Resources

We ended third quarter 2026 with $385.1 million of cash and cash equivalents and $452.5 million of debt. At September 30, 2026, we had $780.3 million of available liquidity (cash and cash equivalents and undrawn committed bank line availability). Our cash and cash equivalents decreased by $92.1 million during the nine months ended September 30, 2026, as cash provided by operations was offset by capital spending, share repurchases, and dividends paid on our common stock. Further descriptions of our cash sources and uses for the nine-month comparative periods are noted below.

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

	Nine Months Ended September 30
	2026	2025
	(thousands)
Net cash provided by operations	$146,321	$123,132
Net cash used for investment	(89,596)	(176,396)
Net cash used for financing	(148,792)	(148,226)

Operating Activities

For the nine months ended September 30, 2026, our operating activities generated $146.3 million of cash, compared with $123.1 million of cash generated during the same period in 2025. The $23.2 million increase in cash provided by operations was due to a lesser year-over-year increase in working capital, as well as a $11.6 million decrease in cash paid for taxes, net of refunds, compared to the same period in 2025. Working capital increased $113.8 million during the nine months ended September 30, 2026, compared with a $122.8 million increase for the same period in the prior year. See "Our Operating Results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information related to factors affecting our operating results.

The increase in working capital during both periods was primarily attributable to higher receivables and inventories, offset by an increase in accounts payable and accrued liabilities. The increase in receivables in both periods primarily reflect increased sales of approximately 26% and 15%, comparing sales for the months of September 2026 and 2025 with sales for the months of December 2025 and 2024, respectively. Inventories increased during the nine months ended September 30, 2026 due to seasonally higher inventory purchases in our BMD segment for the summer building season, increased prices resulting in higher inventory valuations, as well as load-in of inventory related to our previously announced supplier transition. During the nine months ended September 30, 2025, inventories increased due to seasonally higher inventory purchases in our BMD segment for the summer building season, as well as expansions at some of our BMD facilities. During the nine months ended September 30, 2026, the increase in accounts payable and accrued liabilities was related to the increase in inventories, and an increase in accrued employee incentive compensation. During the nine months ended September 30, 2025, the increase in accounts payable and accrued liabilities was primarily related to the increase in inventories and extended terms offered by certain BMD vendors, offset partially by lower accrued employee incentive compensation and employee incentive compensation payouts made during the period.

Investment Activities

During the nine months ended September 30, 2026 and 2025, we used $90.4 million and $187.4 million, respectively, of cash for purchases of property and equipment, including replacement and expansion projects, business improvement and quality/efficiency projects, and ongoing environmental compliance. During the nine months ended September 30, 2025, we received proceeds of $11.1 million from the sale of assets.

Excluding potential acquisitions, we expect capital expenditures in 2026 to total approximately $120 million to $140 million. This level of capital expenditures could increase or decrease as a result of several factors, including availability of engineering and construction resources and timing and availability of equipment purchases.

Financing Activities

During the nine months ended September 30, 2026, our financing activities used $148.8 million of cash, including $112.8 million for the repurchase of 1,466,250 shares of our common stock, $26.1 million in common stock dividend payments, and $6.2 million of tax withholding payments on stock-based awards. During the nine months ended September 30, 2026, non-cash investing and financing activities included the issuance of a $2.5 million promissory note to partially finance a property purchase. During the nine months ended September 30, 2026, we did not borrow under our revolving credit facility. At September 30, 2026, we had $50.0 million of borrowings outstanding under the revolving credit facility.

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

Other Material Cash Requirements

For information about other material cash requirements, see Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. As of September 30, 2026, there have been no material changes in other material cash requirements outside the ordinary course of business since December 31, 2025.

Guarantees

Note 8, Debt, and Note 16, Commitments, Legal Proceedings and Contingencies, and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in our 2025 Form 10-K describe the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. As of September 30, 2026, there have been no material changes to the guarantees disclosed in our 2025 Form 10-K.

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

Employees

As of October 25, 2026, we had approximately 7,760 employees. Approximately 17% of these employees work pursuant to collective bargaining agreements. As of October 25, 2026, we had nine collective bargaining agreements. One agreement covering approximately 80 employees at our Canadian EWP facility is set to expire on December 31, 2026. The terms and conditions of this agreement will remain in effect after expiration, pending negotiation of a new agreement.

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

Disclosures of Financial Market Risks

In the normal course of business, we are exposed to financial risks such as changes in commodity prices, interest rates, and foreign currency exchange rates. As of September 30, 2026, there have been no material changes to financial market risks disclosed in our 2025 Form 10-K.

Environmental

As of September 30, 2026, there have been no material changes to environmental issues disclosed in our 2025 Form 10-K. For additional information, see Environmental in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K.

Critical Accounting Estimates

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. At September 30, 2026, there have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and under the headings Disclosures of Financial Market Risks and Financial Instruments in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. As of September 30, 2026, there have been no material changes in our exposure to market risk from those disclosed in our 2025 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. We have designed these controls and procedures to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We have also designed our disclosure controls to provide reasonable assurance that such information is accumulated and communicated to our senior management, including our chief executive officer (CEO) and our chief financial officer (CFO), as appropriate, to allow them to make timely decisions regarding our required disclosures. Based on their evaluation, our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is information with respect to the purchases of our common stock during the third quarter ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share (exclusive of applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	37,871	$73.61	37,871	$127,601,926
August 1, 2026 - August 31, 2026	—	—	—	127,601,926
September 1, 2026 - September 30, 2026	23,564	74.83	23,564	125,838,686
Total	61,435	$74.08	61,435	$125,838,686

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

During the three months ended September 30, 2026, none of Boise Cascade's directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date:  November 2, 2026